Form 10-K
period 2003-12-31
VESTIN FUND III LLC
filed 2004-03-30
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 333-105017

VESTIN FUND III, LLC

(Exact name of registrant as specified in its charter)

NEVADA	87-0693972
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

2901 EL CAMINO AVENUE, LAS VEGAS, NEVADA 89102

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 702.227.0965

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405) of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

As of March 5, 2004, the Company had 1,163,043 Units outstanding.

PART I

Note Regarding Forward Looking Statements

This report and other written reports and oral statements made from time to time by us may contain forward looking statements. Such forward looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar meaning. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans purchased by us, future economic conditions and pending litigation involving us. Some of the factors which could affect future results are set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Operating Results.”

ITEM 1. BUSINESS

General

Vestin Fund III, LLC was organized in April 16, 2003 as RE Investments III, LLC, a Nevada limited liability company. Under our Operating Agreement, our existence ends on December 31, 2023, unless the members vote to extend our duration. In this Report on Form 10-K (the “Report”) we refer to Vestin Fund III, LLC as “the Company,” “the Fund,” “we,” “us,” or “our.”

Through December 31, 2003, we were a development stage company. On November 7, 2003, our prospectus filed with the Securities and Exchange Commission became effective for the initial public offering (“Offering”) of 10,000,000 Units at $10 per Unit (“Unit”). We had not commenced operations through December 31, 2003. As of February 12, 2004, we raised the required $10,000,000 to break escrow and commence operations. By March 5, 2004, we had sold 1,163,043 Units offered pursuant to our registration statement. Members may participate in our Distribution Reinvestment Plan whereby the members’ distributions may be used to purchase additional Units at $10 per Unit. As of December 31, 2003, no additional Units have been purchased under this plan.

Our manager is Vestin Mortgage, Inc. (doing business as Vestin), a licensed mortgage company in the State of Nevada (“Vestin Mortgage,” or “Manager”). Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”), whose common stock is publicly held and traded on the Nasdaq National Market under the ticker symbol “VSTN.” Vestin Group has received notice from Nasdaq that it no longer meets the minimum value of publicly held shares required for its inclusion on the Nasdaq National Market. Vestin Group has been afforded an opportunity to regain compliance or transfer to the Nasdaq Small Cap Market. Vestin Group is currently contemplating transferring its securities to the Nasdaq Small Cap Market. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services.

We will seek to invest substantially all of our net Offering proceeds and distribution reinvestments in mortgage loans and real property, after paying applicable fees and expenses, if any. The allocation of our investments between real property and mortgages will be at the discretion of our Manager depending on the amounts available for investment and investment opportunities. Once the Fund is fully funded, we anticipate investing approximately 70% of our net proceeds in real property and 30% in mortgage loans. However, such percentages are only a guideline, the actual percentages may vary. Although the Mortgage Program Guidelines of the North American Securities Administrators Association, Inc. and the Real Estate Program Guidelines of the North American Securities Administration Association, Inc. (together the “NASAA Guidelines”) require reserves of not less than 1% of the Offering proceeds, approximately 3% of net proceeds will be held as a working capital cash reserve. Vestin Mortgage will be reimbursed by us for up to 2% of the gross proceeds received in the Offering for all expenses advanced. At Vestin Mortgage’s election, it may receive units in lieu of cash reimbursement. Such expenses include those incurred by us and owed or paid to attorneys, accountants, brokers or other nonrelated third parties in connection with the preparation of the Offering. Vestin Mortgage will not be reimbursed or credited for any further Offering expenses it incurs.

Real Estate Program Objectives

Once the Fund is fully funded, we anticipate investing approximately 70% of our net proceeds in real property and approximately 30% in mortgage loans. However, such percentages are only a guideline, the actual percentages may vary.

We will invest in income producing multifamily residential units, assisted living facilities, office, industrial and retail properties and other income-producing real property, such as hotels and resorts, restaurants, parking lots and amusement parks. We intend to apply our prior experience in investing in mortgage loans to our evaluation and investment in real property. Accordingly, we intend to invest in real property throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily Arizona, California, Hawaii, Nevada and Texas. Depending on the market and on our performance, we may expand our investments throughout the United States. We intend to purchase properties in the range of $5 million to $30 million. However, our actual purchases may vary from these guidelines.

     Our principal investment objectives are:

•	Provide quarterly cash distributions to you from the rental income earned on our properties;

•	Preserve your capital contributions; and

•	Realize growth in the value of our properties upon our ultimate sale of such properties.

We cannot assure you that we will achieve these objectives or that your capital will not decrease. Vestin Mortgage may change our investment guidelines, subject to the fiduciary obligations that it owes to all members and pursuant to our operating agreement. However, Vestin Mortgage may not change the investment objectives above, except upon approval of a majority of our members. Vestin Mortgage has no authority to do anything that would impair our ability to carry on our ordinary business as a mortgage or real property investor.

Mortgage Program Objectives

Our principal investment objectives are to:

•	Produce revenues from the interest income on our mortgage loans;

•	Provide quarterly cash distributions to you from the net income earned on our mortgage loans;

•	Preserve your capital contributions; and

•	Reinvest to the extent permissible payments of principal and proceeds of prepayments, sales and insurance proceeds, net of expenses.

We intend to invest in mortgage loans throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily Arizona, California, Hawaii, Nevada and Texas. Depending on the market and on our performance, we may expand our investments throughout the United States. However, Vestin Mortgage has limited experience outside of the Southwest. The loans we invest in will be selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or someone else originates a loan for us, that person identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about 10 to 20 days. Vestin Mortgage will obtain, negotiate and make each loan, after which we acquire the loan, provided that the cost of the mortgage does not exceed the funds reasonably anticipated to be available to us to purchase the loan.

As a non-conventional lender, we are more willing to invest in mortgage loans to borrowers that conventional lenders would not deem to be creditworthy. See “Management’s Discussion and Analysis of Financial Condition an Results of Operations — Risks of Investing in Mortgage Loans” at page 20. Because of our willingness to fund riskier loan types and borrowers, borrowers are willing to pay us an interest rate that is above the rates charged by conventional lenders. We intend to invest in a significant amount of loans in which the real property being developed is not generating any income to the borrower. We anticipate investing 10% to 70% of our assets allocated for mortgages in construction loans and not more than 25% of our mortgage assets in unimproved land loans. Our second mortgage investments are riskier because our rights will be subject to the rights of the first mortgage lender. We may invest up to 10% of our mortgage assets in second mortgage loans. The “balloon payment” loans and bridge loans in which we invest are riskier because the borrower’s repayment depends on its ability to refinance the loan or develop the property so it can refinance the loan. We anticipate investing up to 50% of our mortgage assets in bridge loans. In addition, we expect to invest approximately 20% to 50% of our assets allocated for mortgages in commercial property loans, 10% to 25% in acquisition and development loans and a small percentage in residential property loans. The actual allocations may vary materially from the guidelines above depending on the amount available for investment in mortgages.

In addition to those policies contained in our prospectus and the Operating Agreement, Vestin Mortgage may establish written policies on loans and borrowings.

Real Estate Program Policies and Guidelines

We intend to primarily invest in income producing multifamily residential units, office, industrial, and retail properties, assisted living facilities and other income-producing real property. Such properties may include properties used for hotels and resorts, restaurants, parking lots, amusement parks or other leasehold properties. We intend to primarily lease out the real property owned by us. Initially, we intend to purchase our real property through cash transactions. However, if we are able to obtain favorable financing for the purchase of real property at a later date, we may choose to finance the purchase of our real property. We intend to hold our properties until such time as we believe is the optimal time to enable us to capitalize on the potential for increased income and capital appreciation of our properties.

By investing primarily in different types of properties, we believe we will reduce our overall portfolio risk and enhance our overall portfolio returns. Once we are fully funded, no single property will comprise more than 20% of our assets.

We may acquire income-producing properties which have been developed with funds provided by us pursuant to our mortgage program. For example, we may make a loan to a developer for the purchase of unimproved land. After the developer has improved the land we may then purchase the real property.

We will seek to invest in properties that will satisfy our investment objectives of maximizing quarterly distributions, preserving our capital and realizing capital appreciation upon the ultimate sale of our properties. We intend to invest in properties located in the United States. We will initially seek to invest in properties located in Arizona, California, Hawaii, Nevada and Texas. We do not intend to invest in unimproved land or construction or development of properties.

Vestin Mortgage has not previously been engaged in the business of direct investment in real property. In making investment decisions for us, Vestin Mortgage will consider relevant real estate property and financial factors, such as the location of the property, its income-producing capacity, the prospects for long-range appreciation, return on capital and its liquidity and income tax considerations. Vestin Mortgage will have substantial discretion with respect to the selection of specific investments.

We will obtain independent appraisals for each property in which we invest. Additionally, we will not rely on or utilize any appraisals which have not been commissioned by us. However, we will rely on our own independent analysis of various criteria, including such appraisals, in determining whether or not to invest in a particular property. Appraisals are estimates of value and should not be relied upon as measures of true worth or realizable value.

Our obligation to purchase any property will generally be conditioned upon the delivery and verification of certain documents from the seller or developer, including, environmental reports, evidence of marketable title, audited financial statements covering recent operations of properties with operating histories and title and liability insurance policies. We will attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are types of losses which are uninsurable or not economically insurable or may be insurable subject to limitations, such as large deductibles or co-payments.

Our investments generally will take the form of holding fee title in the properties we acquire. We will acquire such interests directly or through wholly owned subsidiaries, which may be formed in the future. We may also invest in real property through joint ventures pursuant to the NASAA Guidelines. In no event will we acquire an interest in real property through any structure which would cause us to be deemed an investment company under the Investment Company Act of 1940.

Leasing

The terms and conditions of any lease that we enter into with our tenants may vary substantially. However, we expect that our leases will be the type customarily used between landlords and tenants in the geographic area where the property is located. We intend to diversify our portfolio. However, we cannot predict at this time what the allocation will be.

Multifamily. Multifamily leases provide for terms of 6 months to 3 years and require the tenant to pay monthly lease payments and a security deposit equal to one month’s rent. Under such leases, the landlord is generally directly responsible for all real estate taxes, sales and use taxes, special assessments, insurance and building repairs.

Office. Office leases generally have terms of 3 to 10 years and require tenants to pay monthly lease payments and a security deposit equal to one month’s rent. The landlord may be responsible for all real estate taxes, sales and use taxes, special assessments, insurance and building repairs, utilities and other building operation and management costs.

Industrial. Industrial leases generally have terms of 5 to 20 years and require tenants to pay monthly lease payments and a security deposit equal to one month’s rent. The tenant typically is responsible for its shares of building operation and management costs, including real estate taxes, sales and use taxes, special assessments, insurance and building repairs and utilities.

Retail. Retail leases generally have terms of 3 to 5 years with multiple options and require tenants to pay monthly lease payments and a security deposit equal to one month’s rent. The tenant typically is responsible for its shares of building operation and management costs, including real estate taxes, sales and use taxes, special assessments, insurance and building repairs and utilities.

Assisted Living. Assisted living leases have terms of 1 to 2 years and require tenants to pay monthly lease payments and a security deposit equal to one month’s rent. The landlord is generally directly responsible for all real estate taxes, sales and use taxes, special assessments, insurance and building repairs.

We will execute new tenant leases and tenant lease renewals, expansions and extensions with terms that are dictated by the current market conditions. If it is economically practical, we will verify the creditworthiness of each tenant. If we verify the creditworthiness of each tenant, we will use industry credit rating services to determine the creditworthiness of potential tenants and any guarantors of each potential tenant. We will also obtain relevant financial data from potential tenants and guarantors, such as income statements and balance sheets and cash flow statements. We may require personal guaranties from shareholders of our corporate tenants. However, there can be no guarantee that the tenants selected will not default on their leases.

We anticipate that tenant improvements will be funded by us from our cash flow or our credit line. When one of our tenants vacates its space in one of our buildings, we may, in order to attract new tenants, be required to expend funds for tenant improvements. In addition, we may provide free rent for a certain time period, provide tenant improvement allowances, and provide other concessions in order to attract new tenants.

Borrowing Policies

We may borrow funds to acquire our properties. We will not incur debt in an amount greater than the sum of 85% of the aggregate purchase price of all our real property owned by us plus 70% of the aggregate fair market value of all our other assets.

Vestin Mortgage will have the authority to select the lender and negotiate the terms of the loan.

Participation

We may also participate in the operation and purchase of real property with other purchasers, including affiliates as permitted by NASAA Guidelines. We will own any jointly purchased real property in direct fee title.

We will participate in the operation and/or purchase with non-affiliates if we acquire a controlling interest, alone or with any of our publicly registered affiliates meeting the requirements below, in such participation. A controlling interest would enable us to direct or cause the direction of the management and policies of such participation, which would include the authority to:

•	review all material contracts;

•	cause a sale or refinancing of the property or our interest therein subject in certain cases to limitations imposed by the participation agreement between the parties;

•	approve budgets and major capital expenditures, subject to a stated minimum amount;

•	veto any sale or refinancing of a property, or alternately, to receive a specified preference on sale or refinancing proceeds; and

•	exercise a right of first refusal on any desired sale or refinancing by a participant of its interest in a property except for transfer to its affiliate.

In the event of participation with a publicly registered affiliate, the investment objectives of the participants shall be substantially identical. There shall be no duplicate fees. The compensation to the sponsors must be substantially identical, and the investment of each participant must be on substantially the same terms and conditions. Each participant shall have right of first refusal to buy the other’s interest if the co-participant decides to sell its interest. We may participate in joint ventures or partnerships with affiliates that are not publicly registered if the investment is necessary to relieve Vestin Mortgage from any commitment to purchase a mortgage entered into prior to the closing of the offering, there are no duplicate fees, the investment of each entity is on the same terms and condition and the participants have a right of first refusal to buy if Vestin Mortgage wishes to sell a mortgage held in the joint venture.

We will not give Vestin Mortgage, Vestin Group or any of their affiliates any consideration similar to rebates or give-backs or enter into reciprocal arrangements with Vestin Mortgage or its affiliates that might be entered into in lieu of participations.

Disposition

We anticipate that periodically or at our termination and dissolution, we will sell our properties. We intend to hold various real properties in which we invest until such time as a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. We will consider multiple factors in deciding on whether or not to dispose of our properties, including potential capital appreciation, cash flow and federal income tax considerations. We will decide when to sell our properties based upon economic and market conditions. Vestin Mortgage may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time.

After our members have received a 100% return on their capital contributions plus an amount equal to 6% per annum cumulative, Vestin Mortgage will be eligible to receive up to 25% of cash to be distributed from the net proceeds remaining from the sale or refinancing of properties. Additionally, Vestin Mortgage or one of its affiliates may receive a real estate commission of 3% if Vestin Mortgage or one of its affiliates acts as our broker in the sale or purchase of real property.

Return of the original purchase price paid by us from the disposition of properties generally will be reinvested during the first seven years of our operations; thereafter, such proceeds will be distributed to the Members. Retainable net sale proceeds do not include amounts in excess of the original purchase price paid by us on the sale of real property which are accounted for as part of cash funds from our operations. However, we may also reinvest a portion of cash funds from our operations for amounts attributable to amounts in excess of the original purchase price paid by us on the sale of real property.

Mortgage Program Policies and Guidelines

We anticipate that a majority of our collateral on our mortgage loans will be the real property that the borrower is purchasing, refinancing or developing with the funds that we make available. We sometimes refer to these real properties as the security properties. While we may invest in other types of loans, we believe that most of the loans in which we invest will have been made to real estate developers with a lesser proportion of loans involving land loans and bridge financing. Our mortgage investments will not be insured or guaranteed by any government agency. We will not give any rebates or enter into any reciprocal agreement with Vestin Mortgage or any of its affiliates that enables Vestin Mortgage or its affiliates to receive a rebate.

Vestin Mortgage will continuously evaluate prospective investments, select the mortgages in which we invest and make all investment decisions on our behalf in its sole discretion, unless the Operating Agreement provides otherwise. You are not entitled to act on any proposed investment. In evaluating prospective mortgage loan investments, Vestin Mortgage considers such factors as the following:

•	the ratio of the amount of the investment to the value of the property by which it is secured;

•	the potential for capital appreciation or depreciation of the property securing the investment;

•	expected levels of rental and occupancy rates (if applicable);

•	potential for rental increases (if applicable);

•	current and projected revenues from the property;

•	the status and condition of the record title of the property securing the investment;

•	geographic location of the property securing the investment; and

•	the financial condition of the borrowers and their principals, if any, who guarantee the loan.

Vestin Mortgage may obtain our loans from non-affiliated mortgage brokers and previous borrowers, and by solicitation of new borrowers in those states where permissible. We may purchase existing loans that were originated by third party lenders and acquired by Vestin Mortgage to facilitate our purchase of the loans. Vestin Mortgage will sell the loans to us for no greater than Vestin Mortgage’s cost, not including its service fees and compensation. There are no specific requirements or guidelines governing Vestin Mortgage’s discretion in determining which mortgage loans it will place with us and which it will place with other funding sources.

When selecting mortgage loans for us, Vestin Mortgage will adhere to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1.	Priority of Mortgages. We anticipate investing at least 90% of our assets allocated for mortgages in secured first mortgages. First mortgages are mortgages secured by a full or divided interest in a first deed of trust secured by the property. Other mortgages that we invest in on the security property will not be junior to more than one other mortgage. The only subordinated mortgages we currently intend to invest in at this time are second mortgages, although in the future we may invest in wraparound, or all-inclusive, mortgages.

2.	Loan-to-Value Ratio. We do not anticipate that the amount of our loan combined with the outstanding debt secured by a senior mortgage on a security property will exceed the following percentage of the appraised value of the security property at origination:

Type of Secured Property	Loan-to-Value Ratio
Residential	75%
Unimproved Land	60% (of the anticipated as-if developed value)
Acquisition and Development	60% (of the anticipated as-if developed value)
Commercial Property	75% (of the anticipated post-development value)
Construction	75% (of the anticipated as-if developed value)
Bridge	75% (of the anticipated as-if developed value)
Leasehold Interest	75% (of value of leasehold interest)

We may deviate from these guidelines under certain circumstances. For example, Vestin Mortgage, in its discretion, may increase any of the above loan-to-value ratios if, in its opinion, a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees. Occasionally, our collateral may include personal property as well as real property. We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan. These loan-to-value ratios will not apply to financing offered by us to the purchaser of any real estate acquired through foreclosure, or to refinance an existing loan that is in default when it matures. In those cases, Vestin Mortgage, in its sole discretion, shall be free to accept any reasonable financing terms it deems to be in our best interest. Nevertheless, in no event will the loan-to-value ratio on any loan exceed 80% of the independently appraised as-if developed value of the property at the time of loan origination. The target loan-to-value ratio for our loan portfolio as a whole is approximately 70%.

Vestin Mortgage will receive an appraisal at the time of loan underwriting, which may precede the placement of the loan with us. Copies of these appraisals will be available for your review at the offices of Vestin Mortgage for a period of six (6) years. Generally, these appraisals will be completed within twelve months prior to funding of the loan. Also, the appraisal may have been previously performed for the borrower. The appraisal may be for the current estimated “as-if developed” value of the property. We will use appraisers who are licensed or qualified as independent appraisers and certified by or hold designations from one or more of the following organizations: the Federal National Mortgage Association, the Federal

Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., Class IV Savings and Loan appraisers or from among appraisers with other qualifications acceptable to Vestin Mortgage.

However, appraisals are only estimates of value and cannot be relied on as measures of realizable value. The appraisal may be for the current estimated “as-if developed” or “as-if completed” value of the property or, in the case of acquisition and development loans or construction loans, for the estimated value of the property upon completion of the project. As-if completed or as-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. An employee or agent of Vestin Mortgage will review each appraisal report and will conduct a physical inspection for each property. A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood but generally does not include entering any structures on the property.

We depend upon our real estate security to protect us on the loans that we make. We depend upon the skill of independent appraisers to value the security underlying our loans. However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events. In addition, most of the appraisals will be prepared on an “as if-developed basis.” If the loan goes into default prior to completion of the project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of funds available to distribute to you.

3.	Terms of Mortgage Loans. Most of our loans will range from a six-month term to a five-year term. Our original loan agreements, however, will permit extensions to the term of the loan by mutual consent. Such extensions will generally be provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing.

We anticipate that substantially all of our loans will provide for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. In addition, we may invest in mortgage loans which require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.

4.	Interest Reserves. We expect that many of our loans will involve interest reserves where the funds to be lent to the borrower to cover initial interest payments on the loan will not disbursed to the borrower but rather will be funded only when needed and authorized, thereby providing us with greater control of interest payments. Funds for the interest payments for the initial interest reserve period may be advanced by us or other lenders, but the amount of the borrower’s loan is increased by the amount of such advances.

5.	Escrow Conditions. Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

•	Borrowers will obtain title insurance coverage for all loans, with the title insurance policy naming us as the insured and providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the security property.

•	Borrowers will obtain fire and casualty insurance for all loans secured by improved real property, naming us as loss payee in an amount sufficient to cover the replacement cost of improvements.

•	All insurance policies, notes, deeds of trust or mortgages, escrow agreements, and any other loan documents for a particular transaction will name us as payee and beneficiary. Mortgage loans will not be written in the name of Vestin Mortgage or any other nominee.

6.	Purchase of Mortgage Investments from Affiliates. We may acquire mortgage loans from our affiliates, including Vestin Mortgage, if the loans were acquired to facilitate their acquisition by us, provided that such loan is purchased by us for a price not in excess of the par value of the note or its fair market value, whichever is lower, plus allowable fees and expenses in accordance with applicable NASAA Guidelines, but without the allowance of any other compensation for the loans. Except for the compensation paid to Vestin Mortgage, all income generated and expense associated with the mortgage so acquired shall be treated as belonging to us.

7.	Note Hypothecation. We may also acquire mortgage loans secured by assignments of secured promissory notes. These mortgage loans must satisfy our stated investment standards, including our loan-to-value ratios, and also may not exceed 80% of the principal amount of the assigned note. For example, if the property securing a note we acquire is commercial property, the total amount of outstanding debts secured by the property must not exceed 75% of the appraised as-if developed value of the property, and the mortgage loan will not exceed 80% of the principal amount of the assigned note. For mortgage loans secured by promissory notes, we will rely on the appraised as-if developed value of the underlying property, as determined by a written appraisal which was conducted within the then-preceding twelve months at the time of loan origination. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property.

8.	Participation. We may also participate in loans with other lenders, including affiliates as permitted by NASAA Guidelines, by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. We will directly own any loans purchased jointly with other lenders. We would be more likely to participate in loans if, for example:

•	we did not have sufficient funds to invest in an entire loan;

•	we received Offering proceeds that were insufficient to adequately diversify our portfolio;

•	we are seeking to increase the diversification in our loan portfolio; or

•	Vestin Mortgage originated a loan that fit within our investment guidelines but it would constitute more than 20% of our anticipated capital contribution or otherwise be disproportionately large given our then existing portfolio.

We will participate in loans with non-affiliates if we acquire a controlling interest, alone or with any of our publicly registered affiliates meeting the requirements below, in such participation. A controlling interest would enable us to direct or cause the direction of the management and policies of such participation, which would include the authority to:

•	review all material contracts;

•	cause a sale of the mortgage or our interest therein subject in certain cases to limitations imposed by the participation agreement between the parties;

•	approve budgets and major capital expenditures, subject to a stated minimum amount;

•	veto any sale of a mortgage, or alternatively, to receive a specified preference on sale or proceeds; and

•	exercise a right of first refusal on any desired sale by a participant of its interest in a loan except for transfer to its affiliate.

In the event of participation with a publicly registered affiliate, the investment objectives of the participants shall be substantially identical. There shall be no duplicate fees. The compensation to the sponsors must be substantially identical, and the investment of each participant must be on substantially the same terms and conditions. Each participant shall have a right of first refusal to buy the other’s interest if the co-participant decides to sell its interest. We will not participate in joint ventures or partnerships with affiliates that are not publicly registered except as permitted by NASAA Guidelines.

We will not give Vestin Mortgage, Vestin Group or any of their affiliates any consideration similar to rebates or give-backs or enter into reciprocal arrangements with Vestin Mortgage or its affiliates that might be entered into in lieu of participations.

In addition to participation agreements, we may enter into intercreditor agreements. Pursuant to intercreditor agreements, a co-lender may participate in certain loans with us, Vestin Mortgage, Vestin Fund I or Vestin Fund II (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreement generally provides the Lead Lenders with some or all of the rights to either (i) continue to remit to the co-lender the interest due on the participation amount; (ii) substitute an alternative loan acceptable to the co-lender; or (iii) repurchase the participation from the co-lender for the outstanding balance of the participation plus accrued interest. Consequently, mortgage loan financing under an intercreditor arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. We believe that it is in our best long term interest to have in place relationships with third parties willing to enter into such arrangements in order to expand our funding sources. We will pursue this strategy, even when we have substantial uninvested funds, in order to maintain relationships with such third party lenders.

9.	Diversification. The NASAA Guidelines provide that we neither invest in or make mortgage loans on any one property which would exceed, in the aggregate, an amount equal to 20% of our capital nor may we invest in or make mortgage loans to or from any one borrower which would exceed, in the aggregate, an amount greater than 20% of our capital. As of March 30, 2004, we had two mortgage loans that each accounted for more than 20% of our members’ equity. Our initial investments may exceed the NASAA Guidelines until we have sufficient funds to further diversify. NASAA Guidelines permit the minimum standards to be exceeded if the mortgage loans are made pursuant to sound underwriting criteria.

10.	Reserve Fund. Although the NASAA Guidelines require reserves of not less than 1% of the Offering proceeds, we will establish contingency working capital reserves of approximately 3% of the net proceeds of the Offering to cover our unexpected cash needs.

11.	Credit Evaluations. Before making a loan, Vestin Mortgage must first determine that a borrower has sufficient equity in the security property to meet the loan-to-value ratios described above. Vestin Mortgage may also consider the income level and creditworthiness of a borrower to determine its ability to repay the mortgage loan.

12.	Sale of Mortgage Investments. Although Vestin Mortgage has no plan to do so, Vestin Mortgage may sell our mortgage loans or interests in our loans to either affiliates or non-affiliated parties when Vestin Mortgage believes that it is advantageous to us to do so. However, we do not expect that the loans will be marketable or that a secondary market will ever develop for them. We may sell our mortgage loans to Vestin Mortgage under limited circumstances pursuant to the NASAA Guidelines.

Mortgage Loans to Affiliates

We will not invest in mortgage loans made to Vestin Mortgage, Vestin Group or any of our affiliates. However, we may acquire an investment in a mortgage loan payable by Vestin Mortgage when Vestin Mortgage has assumed the obligations of the borrower under that loan, through a foreclosure on the property.

Purchase of Loans from Vestin Mortgage and its Affiliates

In addition to those loans Vestin Mortgage selects for us, we may purchase loans that were originated by Vestin Mortgage or other parties and first held for Vestin Mortgage’s own portfolio, as long as the loan satisfies all of our lending criteria. This requirement also applies to any loan originated by an affiliate of Vestin Mortgage, such as

Vestin Group, Michael Shustek, Chief Executive Officer of Vestin Group, or another principal of Vestin Mortgage. However, we will not acquire a loan from or sell a loan to a mortgage program in which Vestin Mortgage has an interest unless in compliance with NASAA Guidelines.

Types of Loans We Intend to Invest In

We intend to primarily invest in loans which are secured by first or second mortgages on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial, residential and bridge loans. Pending completion of our Offering, we intend to make investments based upon the guidelines set forth below. However, the actual allocation may vary from the guidelines below depending on the amount available for investment in mortgages, and may vary materially prior to the completion of the Offering.

Raw and Unimproved Land Loans

Approximately 15% to 25% of our mortgage assets may be invested in loans made for the purchase or development of raw, unimproved land. Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. Typically, we will invest in loans with a face value of up to 60% of the as-if developed appraised value of the property and we usually require that the borrower has invested in the property actual capital expenditures of at least 25% of the property’s value. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection of a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. These loans are riskier because the property is not capable of generating any income, as compared to a commercial property.

Acquisition and Development Loans

Approximately 10% to 25% of our mortgage assets may be invested in acquisition and development loans. These loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. Generally, we will invest in loans with a face value of up to 60% of the as-if developed appraised value of the property. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.

Construction Loans

Approximately 10% to 70% of our mortgage assets may be invested in construction loans. A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraised value of the property and proposed improvements, and will arrange loans for up to 75% of the as-if developed appraised value. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. These loans are riskier than loans secured by income producing properties because during construction the borrower does not receive income from the property to make payments on the loan.

Commercial Property Loans

Approximately 20% to 50% of our mortgage assets may be invested in commercial property loans. Commercial property loans provide funds to allow commercial borrowers to acquire income-producing property or to make improvements or renovations to the property in order to increase the value or net operating income of the property so that it may qualify for institutional refinancing. We will review the appraised value of the property and will invest in loans for up to 75% of such appraised value. To the extent such loans include renovations, appraisals may include as-if developed valuations with the limitations described above. These loans are riskier because there is no assurance that the commercial borrower will qualify for the refinancing or that the improvements will yield the anticipated increase in value and income.

Residential Loans

We may invest approximately 5% of our mortgage assets in residential loans. Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower uses one of the units on the property as such borrower’s principal residence. We will review the appraised value of the property and will invest in loans for up to 75% of such appraised value.

Bridge Loans

Up to 50% of our mortgage assets may be invested in bridge loans. These loans provide interim financing to enable commercial borrowers to qualify for permanent refinancing. We will review the appraised value of the property and will generally invest in loans of up to 75% of that value. Such appraisals may be based on either an as-is basis or as-if developed basis, depending on the circumstances, and therefore, may not be an accurate indicator of the fair value of the property. These loans are riskier because there is no assurance that the developer will qualify for the refinancing.

Collateral

The types of collateral that will secure the loans brokered by us include a first deed of trust, a second deed of trust or a leasehold interest.

First Deed of Trust

The majority of the loans invested in by us will be secured by a first deed of trust. Thus, we will have rights as a first mortgage lender of the collateralized property.

Second Deed of Trust

We will not invest in a second deed of trust unless (i) such loan involves the sale of real property owned by us, or (ii) we also act as the first mortgage lender on the loan.

Leasehold Interest

Up to 20% of our mortgage assets may be invested in loans where the collateral is an interest in a lease. These loans are riskier because the only rights we will have is to assume the borrower’s obligations under the lease and to use the property for the length of time and in the limited manner permitted under the lease.

Prepayment Penalties and Exit Fees

We anticipate that a majority of the loans we invest in will not contain prepayment penalties or exit fees. If our loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision or exit fee in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to us on the reinvestment of the prepayment proceeds. However, these loans will usually be written with relatively high minimum interest rates, which we would expect to minimize the risk of lower yields.

Extensions to Term of Loan

Our original loan agreements will permit extensions to the term of the loan by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. When we initially grant loans we, among other things, review the financial condition of the borrower and any guarantors, perform a title search, and receive an appraisal. Based upon our review of the factors above as well as other considerations, we decide whether and for how long a loan should be granted. Loan extensions are often contemplated at the time of the initial loan, usually for 90 day increments. Generally, loan extensions will only be made for up to one year from the original date of maturity of the loan. We generally provide extensions on loans which are in full compliance with the terms of the loan. We reevaluate loans on a quarterly basis whether or not the loans are made pursuant to an extension.

Balloon Payment

We anticipate that at least 90% of the loans we invest in or purchase will require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

Repayment of Mortgages on Sales of Properties

We may require a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. We will require repayment if we determine that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the creditworthiness of the buyer and our objectives. We will either invest our net proceeds from any capital transaction in new mortgage loans, hold the net proceeds as cash or distribute them to our members. These net proceeds will also include the principal of a loan deemed to be repaid for tax purposes as a result of the nature of a loan modification or loan extension. Our Operating Agreement provides that whether we choose to distribute the proceeds or reinvest them, you will be deemed to have received a distribution of capital and recontributed the same amount to us. Capital transactions include payments of principal, foreclosures and prepayments of mortgages, to the extent classified as a return of capital under the Internal Revenue Code, and any other disposition of a mortgage or property.

Variable Rate Loans

Occasionally we may acquire variable rate loans. Variable rate loans originated by Vestin Mortgage may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). Vestin Mortgage may negotiate spreads over these indices of 2.5% to 5.5%, depending upon market conditions when the loan is made.

It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the interest rate of other loan investments available to us. Vestin Mortgage attempts to minimize this interest rate differential by tying variable rate loans to indices that are sensitive to fluctuations in market rates. Additionally, most variable rate loans originated by Vestin Mortgage contain provisions under which the interest rate cannot fall below the initial rate.

Interest Rate Caps

Variable rate loans generally have interest rate caps. We anticipate that the interest rate cap will be a ceiling that is 2-4% above the starting rate with a floor rate equal to the starting rate. For these loans there is the risk that the market rate may exceed the interest cap rate.

Variable rate loans of five to ten year maturities are not assumable without the prior consent of Vestin Mortgage. We do not expect to invest in or purchase a significant amount of other assumable loans. To minimize our risk, any borrower assuming an existing mortgage loan will be subject to the same underwriting criteria as the original borrower.

Borrowing

We may incur indebtedness:

•	to finance our investments in mortgage loans,

•	to prevent a default under mortgage loans that are senior to our mortgage loans,

•	to discharge senior mortgage loans if this becomes necessary to protect our investment in mortgage loans, or

•	to operate or develop a property that we acquired under a defaulted loan.

Our indebtedness will not exceed 70% of the fair market value of our mortgage loans. This indebtedness may be with recourse to our assets.

In addition, we may enter into structured arrangements with lenders in order to provide them with a senior position in mortgage loans which we might jointly fund. For example, we might establish a wholly-owned special purpose corporation which would borrow funds from an institutional lender under an arrangement where the resulting mortgage loans would be assigned to a trust, and the trust would issue a senior certificate to the institutional lender and a junior certificate to the special purpose corporation. This would assure the institutional lender of repayment in full prior to our receipt of any repayment on the jointly funded mortgage loans.

No Trust or Investment Company Activities

We have not qualified as a real estate investment trust under the Internal Revenue Code, and therefore we are not subject to the restrictions on its activities that are imposed on real estate investment trusts. We intend to conduct our business so that we are not an “investment company” within the meaning of the Investment Company Act of 1940. Last, we intend to conduct our business so that we are not to be deemed a “dealer” in mortgage loans for federal income tax purposes.

Various Other Policies and Procedures

Without approval of a majority of the members, we will not:

•	issue securities senior to the units or issue any units or other securities for other than cash;

•	invest in the securities of other issuers for the purpose of exercising control, except when exercising our rights as a secured lender;

•	underwrite securities of other issuers;

•	discontinue providing our members with the reports described in our prospectus;

•	offer securities in exchange for property; or

•	change the nature of our business or our investment policies.

Competition and General Economic Conditions

There are hundreds of commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders competing to make the type of loans in which we invest. No particular competitor dominates the market. For the past few years, the institutional lenders have not been as active in the commercial mortgage market as in prior years. Recently, however, many major institutional lenders have re-entered the commercial mortgage market due to a stronger economy, stabilized or increased property values and leasing rates, and the decrease in demand for residential loans. As a result, we anticipate competition for investments in mortgages secured by commercial properties, which creates pressure on lenders to lower interest rates. Consequently, we may not be able to obtain as high interest rates on mortgage investments as we would otherwise obtain, which would affect our revenues and the distributions you receive.

Regulation

Our operations are conducted by Vestin Mortgage. Vestin Mortgage’s operations as a mortgage company are subject to extensive regulation by federal, state and local laws and governmental authorities. Vestin Mortgage conducts its real estate mortgage business under a license issued by the State of Nevada Financial Institutions Division. As of October 1, 2003, Vestin Mortgage is regulated by the Mortgage Lending Division of the State of Nevada Financial Institutions Division. Under applicable Nevada law, the division has broad discretionary authority over Vestin Mortgage’s activities, including the authority to conduct periodic regulatory audits of all aspects of Vestin Mortgage’s operations.

On March 26, 1999, Del Mar Mortgage, Inc., a company controlled by Michael Shustek, Chief Executive Officer of Vestin Group, entered into a stipulated court order (the “Order”) with the State of Nevada, Department of Business and Industry, Financial Institutions Division (the “Division”) resolving a dispute regarding Del Mar Mortgage, Inc.’s alleged noncompliance with various Nevada regulatory statutes. Without admitting any facts, and solely to settle these matters, Del Mar Mortgage, Inc. agreed to assure compliance with applicable Nevada law in all of its advertising and solicitation of mortgage borrowers and in its making and servicing of mortgage loans. In April 1999, Vestin Group (then known as Sunderland Acquisition Corporation) acquired the customer lists, goodwill and certain other intangible assets of Del Mar Mortgage, Inc. and assumed certain liabilities related to such assets. Neither Vestin Group (then Sunderland Acquisition Corporation) nor Vestin Mortgage (then known as Capsource, Inc.) acquired any loans or other financial assets of Del Mar Mortgage, Inc., which continued to operate as an independent business. In contemplation of such acquisition, Vestin Group (then Sunderland Acquisition Corporation) and Vestin Mortgage (then Capsource, Inc.) agreed to be bound by the terms of the Order.

We and Vestin Mortgage are also subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. We are also subject to various other federal and state securities laws regulating the issuance and sale of securities, as well as the Employee Retirement Income Security Act of 1974.

Should we or Vestin Mortgage not adhere to these regulations, we could face potential disciplinary or other civil action that could have a material adverse effect on our business.

Policies on Limitation on Investments

We will not invest in other limited partnerships except as permitted under the NASAA Guidelines. We will not invest in limited partnership interests of any other limited partnership of which Vestin Mortgage serves as a managing or general partner unless Vestin Mortgage does not receive duplicate fees or compensation beyond what is permissible by the NASAA Guidelines.

We will not engage in the following:

•	issue senior securities;

•	acquire property for membership interests;

•	issue any units after termination of the Offering or issue units in exchange for property;

•	underwrite securities of other issuers;

•	or make loans to Vestin Mortgage or its affiliates.

We do not intend to become an investment company under the Investment Company Act of 1940.

We will only repurchase our securities in response to a request for redemption pursuant to our operating agreement.

Employees

We do not have any employees. Our Manager, Vestin Mortgage, and its parent company, Vestin Group, Inc., provide all of the employees necessary for our operations. As of March 1, 2004, those entities employed 43 personnel of which one was a part-time employee. All employees are at-will employees and none are covered by collective bargaining agreements.

Available Information

Our Internet website address is www.vestinfund.com. We make available free of charge through www.vestinmortgage.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

Our Manager, Vestin Mortgage, operates from its executive offices at 2901 El Camino Avenue, Las Vegas, Nevada 89102. We do not have any separate offices.

Our Manager shares office facilities with its parent corporation, Vestin Group, which in turn leases its principal executive offices from The Wildwood Hills Development, Corporation. The lease agreement governing this property expires in April 2006 and the base rent is approximately $36,000 per month.

Vestin Group has entered into a new lease for its executive offices, which are currently under construction at Durango Road and the 215 Beltway in Las Vegas, Nevada, with Luke Properties, LLC. Vestin Group believes that construction will be completed in summer 2004. Vestin Group is attempting to sublease its current office space. Vestin Group’s new office space is approximately 41,614 square feet. The new lease agreement governing this property will expire in March 2014 and the base rent is approximately $72,824.50 per month. Vestin Group anticipates that it will need to make $100,000 to $150,000 in tenant improvements in excess of the allowance provided by the landlord. Vestin Group believes that the new leased office space is adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest stockholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States

District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312.19 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. The bond was arranged by Michael Shustek and was posted without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit. We are not a party to the Action.

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to us, Vestin Group, Vestin Fund I, and Vestin Fund II. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of March 19, 2004. We believe that we have fully complied with SEC disclosure requirements and are fully cooperating with the inquiry. We cannot at this time predict the outcome of the inquiry.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

a.	There is no established public trading market for the trading of Units.

b.	As of March 5, 2004, approximately 436 Unit holders held 1,078,780 Units of our limited liability interest.

c.	It is our intention to distribute significantly all net income generated by us to Unit holders on a quarterly basis.

Recent Sales of Unregistered Securities

For the period from April 16, 2003 through April 24, 2003, Vestin Mortgage advanced expenses in the amount of $5,000 to us for which Vestin Mortgage became entitled to receive 500 units from us. However, such units have not been issued and are currently not outstanding. Such transactions were made by us in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering.

Use of Proceeds from Sales of Registered Securities

The net proceeds we receive from the Offering will be at least 87.5% of the total funds raised in the Offering. We anticipate that we will invest no less than 82% of the gross proceeds of the Offering and the distributions reinvested under our reinvestment plan in mortgage loans and real property. Once we are fully funded, we anticipate investing approximately 70% of our proceeds in real property and approximately 30% in mortgage loans. However, such percentages are only a guideline, the actual percentages may vary. As of March 30, 2004, we have invested in two mortgage loans totaling $10 million. We will not invest more than 20% of our proceeds in any one property once we are fully funded. Although the NASAA Guidelines require reserves of not less than 1% of the Offering proceeds, we will retain approximately 3% of Offering proceeds as a working capital reserve.

ITEM 6. SELECTED FINANCIAL DATA

You should read the following selected financial data in conjunction with our financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Report.

Vestin Fund III, LLC (formerly RE Investments III, LLC)

December 31,
2003
Balance Sheet Data:
Cash	$4,952
Investments in mortgage loans (net of allowance)	$0
Interest and other receivables	$0
Real estate held for sale	$0
Assets under secured borrowing	$0
Deferred offering costs	$667,437
Total assets	$672,389
Liabilities	$673,088
Members’ equity	$(699)
Total liabilities and members’ equity	$672,389

For the period from April
19, 2003 (Inception)
through December 31, 2003
Income Statement Data:
Revenues	$0
Expenses	$699
Net income	$(699)

The information in this table should be read in conjunction with the accompanying audited financial statements and notes to financial statements included elsewhere in this document.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Twelve Month Plan of Operation

We had not commenced operations through December 31, 2003. As of December 31, 2003, we had incurred approximately $667,000 of Offering costs paid by our Manager on our behalf, which amounts were recorded as deferred offering costs. Offering costs incurred by Vestin Mortgage on our behalf will be converted into membership units up to an aggregate of 2% of the gross proceeds of the Offering. We will convert our deferred Offering costs into membership units at a conversion price of $10 per unit once we receive sufficient gross proceeds to ensure that the deferred Offering costs do not exceed 2% of the gross proceeds. As of February 12, 2004, we raised the required $10,000,000 to break escrow and commence operations. By March 5, 2004, we had sold 1,163,043 Units offered pursuant to our registration statement.

During the next 12 months, we plan to invest in mortgage loans where our collateral is real property and to acquire income producing real property. The number of loans and properties in which we invest will depend upon the gross proceeds raised in the Offering. If we only raise $10,000,000, we will likely only be able to invest in up to four loans or purchase a single property. If we sell the maximum number of units, we anticipate investing in up to approximately six mortgage loans and approximately twelve properties. As of March 30, 2004, we had invested in two mortgage loans totaling $10 million. These estimates are guidelines as to what we may be able to invest in given the level of funding. To sufficiently diversify our portfolio, Vestin Mortgage anticipates that we need to raise at least $30 million.

We intend to maintain a 3% cash reserve to pay any future expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital. In addition, we will owe fees to Vestin Mortgage for the administration of the Fund as well fees related to the distribution of income. Previously, Vestin Mortgage has deferred those fees in its other funds. Vestin Mortgage may choose to defer such fees.

We do not anticipate hiring any employees, acquiring any fixed assets like office equipment or furniture, or incurring material office expenses during the next 12 months because we will be utilizing Vestin Mortgage’s personnel and office equipment.

We intend to establish a line of credit for future use and may enter into financing or securitization arrangements with institutional lenders to expand our portfolio of mortgage loans. However, we have not yet made any specific efforts to obtain such arrangements. We believe that under a typical financing arrangement, we would borrow 85% of the purchase price from conventional lenders at prevailing rates and terms.

Most of our mortgages will be fixed rate, secured loans. We will not engage in hedging transactions or acquire derivative instruments in an effort to mitigate risks of interest rate changes. While we believe such hedging transactions are not necessary in light of the short term nature of our investments, failure to engage in hedging transactions may expose us to losses if there are significant changes in prevailing interest rates.

We will invest in income producing properties such as multi-family residential units, office buildings, industrial properties, retail properties, assisted living facilities and other income producing property such as parking lots, hotels and resorts, restaurants and amusement parks. We will not invest in unimproved land, properties under construction or other properties which do not produce current income.

Our future operating results will depend upon our ability to promptly identify and invest in mortgage loans and income producing properties which generate significant current income. To the extent that we are unable to identify and make such investments or are delayed in making such investments, our operating results will suffer. In addition, defaults by borrowers or tenants, lease terminations, failure to fully rent our properties or unexpected expenses would adversely effect our income and reduce the funds we have available to distribute to you.

Factors Affecting Our Operating Results

Risks of Investing in Real Property

•	Changes in the general economic or local conditions could have an adverse impact on the real estate market in general.

•	Changes in the supply of or demand for similar or competing properties in an area. If we pay a higher price our profitability will be reduced. Additionally, if we are unable to sell a property when we determine to do so, it could have a significant adverse affect on our cash flow and operations.

•	Changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive.

•	Changes in tax, real estate, environmental and zoning laws may require additional material expenditures by us in order to be in compliance.

•	Periods of high interest rates and tight money supply may make the sale of property more difficult.

•	Tenant turnover could cause us to lose revenue associated with that lease and increase costs for tenant improvements.

•	General overbuilding or excess supply in the market area could lead to vacancies. If vacancies occur for a long period of time, we may suffer reduced revenues and could diminish the market value of the property.

Risks of Investing in Mortgage Loans

•	Our underwriting standards and procedures are more lenient than conventional lenders in that we will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

•	We approve mortgage loans more quickly then other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry Vestin Mortgage performs will not reveal all material facts pertaining to the borrower and the security.

•	Appraisals may be performed on an “as-if developed” basis which appraised values dramatically exceed immediate sales values. Therefore there is a risk that the borrower will not complete development of the project which may affect the expected value of the property and the loan to value ratio. Also, property may not have value above its as-is value which itself may be difficult to realize.

•	Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean we will have fewer loans to acquire, thus reducing our revenues and the distributions to our members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm our reputation and make it more difficult for us to attract investors willing to acquire interest in mortgage loans.

Risk of Defaults

Our performance will be directly impacted by any defaults on the loans in our portfolio and by defaults by tenants in properties that we own. As noted above, we may experience a higher rate of defaults than conventional mortgage lenders. We seek to mitigate the risk by estimating the rate of the underlying collateral and insisting on low loan to value ratios. However, no assurance can be given that these efforts will fully protect us against losses on defaulted loans. Moreover, during the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that we will earn less (if any) income from such loans, thereby reducing our earnings. If we do foreclose on a property, Vestin Mortgage may determine that the best course of action is to sell such property quickly in order to generate a return of funds to us which may then be used in our lending operations. As a result, we may not receive the best price for the foreclosed property and, in some cases, we may receive less than the amount due to us under the defaulted loan. Similarly, we will attempt to mitigate against the risk of tenant defaults through security deposits, guaranties, letters of credit and by selecting properties which we believe are attractive and easy to rent. However, our assessment in this regard may prove incorrect and changes in local real estate markets may result in our experiencing extended vacancies in our properties.

Competition for Borrowers and Properties

We consider our competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders and mortgage loans investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which we compete have substantially greater financial, technical and other resources than we do. Competition in our market niche depends upon a number of factors including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

There are numerous investors in income producing real estate including, REITs, insurance companies, pension funds, property management companies and high net worth individuals. Many of these investors have substantially more financial resources and experience than we have, which may enable them to acquire the most attractive properties on the market. We will attempt to benefit from our Manager’s experience and contacts in certain markets to assist us in acquiring attractive income producing properties. However, there is substantial competition for real estate investments in each of those markets and no assurance can be given that our Manager’s contacts and expertise will provide us with any competitive advantage.

Effect of Fluctuations in the Economy

Our sole business, investing in income producing property and making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which we concentrate our investments and loans, could result in a decline in real estate values, tenant vacancies and a decline in the demand for real estate development loans. Declines in real estate values after we have acquired our properties could result in our holding properties longer than intended. In addition, a general decline in the economy could result in an increase in tenant defaults. We might also encounter under these circumstances greater difficulty in finding replacement tenants. In order to adjust to market conditions, we might be forced to reduce the amount of rent we collect and to offer various concessions to attract new tenants. Any such measures could reduce our cash flow and the funds we have available to distribute. In order to stay fully invested during a period of declining demand for real estate loans, we may be required to make loans on terms less favorable to us or to make loans involving greater risk to us. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although our lending rates are not directly tied to the Federal Reserve Board’s discount rate, a sustained and widespread decline in interest rates will impact the interest we are able to earn on our loans. Since our loans will generally not have prepayment penalties, declining interest rates may also cause our borrowers to prepay their loans and we may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of our borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults we may experience.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have a significant amount of debt.

As of December 31, 2003, we had cash totaling $4,952. In addition, we held $1,616,246 in proceeds from the sale of units in a segregated escrow account. The funds will remain in escrow until at least 1,000,000 units have been sold. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are indexed in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 29, 2004, Ernst & Young LLP (“E&Y”), informed Vestin Group, the parent company of Vestin Mortgage, our Manager, and the Audit Committee of Vestin Group (the “Audit Committee”) in writing of its decision to resign as our independent auditors effective as of that date. The Audit Committee has engaged Moore, Stephens, Wurth, Frazer & Torbet, LLP as our independent auditors.

E&Y’s report on our balance sheet as of April 24, 2003 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the period from inception (April 16, 2003) to December 31, 2003, and the subsequent interim period through January 29, 2004, there were no disagreements between us and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which, if not resolved to E&Y’s satisfaction, would have caused E&Y to make reference to the matter in their report.

ITEM 9A. CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Vestin Mortgage, Inc., our Manager, who function as the equivalent of our CEO and CFO. Based upon such evaluation, the CEO and CFO have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in this report has been properly recorded, processed, summarized and reported within the required time periods. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

We do not have any directors or officers. We are managed by Vestin Mortgage. Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”), whose common stock is publicly held and is traded on the NASDAQ under the symbol “VSTN.” Vestin Group has received notice from the Nasdaq that it no longer meets the minimum value of publicly held shares required for its inclusion on the Nasdaq National Market. Vestin Group has been afforded an opportunity to regain compliance or transfer to the Nasdaq Small Cap Market. Vestin Group is currently contemplating transferring its securities to the Nasdaq Small Cap Market. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services.

The directors and executive officers of Vestin Mortgage are listed below:

Name	Age	Title
Michael V. Shustek	45	Chief Executive Officer, President, Chairman of the Board and Director
Peggy S. May	34	Vice President
Daniel B. Stubbs	42	Senior Vice President, Underwriting
Stephen A. Schneider	57	Vice President of Operations
Lance K. Bradford	37	Chief Financial Officer, Treasurer, Secretary and Director

The principal occupation and business experience for each of our officers and directors and key employees, for at least the last five years, are as follows:

Michael V. Shustek has been a director of Vestin Mortgage and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In February 2004, Mr. Shustek became the President of Vestin Group. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Mortgage and, in February 2004, he assumed the additional position of President of Vestin Mortgage. Mr. Shustek also serves on the loan committee. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. Mr. Shustek co-authored two books entitled “Trust Deed Investments”, on the topic of private mortgage lending, and “If I Can Do It, So Can You”. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also teaches a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas. Mr. Shustek is the former husband of Ms. May, who serves as the Vice President of Vestin Mortgage.

Peggy S. May has been with Vestin Group since September 1995, and is currently Vice President of Vestin Mortgage. From January 2001 until February 2004, Ms. May was the President of Vestin Mortgage. From 1997 to 2000, Ms. May was the Senior Vice President of Vestin Mortgage. Ms. May is responsible for all new and existing clients and loan packages, manages investor relationships and serves as the administrator of the corporate offices. Ms. May has over ten years of experience in title, escrow and private lending. Ms. May is the former wife of Mr. Shustek, Vestin Mortgage’s Chief Executive Officer, President and Chairman.

Daniel B. Stubbs has been the Vice President, Underwriting of Vestin Mortgage since January 2000. Mr. Stubbs is responsible for analyzing the risks of each loan as well as prescribing Title Insurance coverage for each individual transaction. In addition, Mr. Stubbs serves on the loan committee and acts as a liaison between Vestin Mortgage and the various banks that carry its lines of credit. Mr. Stubbs has over 13 years experience in the Title Insurance industry. Mr. Stubbs received his Bachelor of Arts degree in Communications Studies from the University of Nevada, in Las Vegas, Nevada.

Stephen A. Schneider has been Vice President of Operations of Vestin Mortgage since January 2001]. From July 2000 to December 2000, Mr. Schneider was the Chief Operation Officer of Vestin Group. Mr. Schneider is responsible for the maintenance of all banking and financial relationships and also serves on the loan committee. Mr. Schneider has over 26 years experience in the financial services industry. He worked at US Bank where he managed the bank’s business banking department and underwrote loans for companies with sales of $1 million to $10 million and maintained relationships with the bank’s business customers. Mr. Schneider sits on the boards of Focus Las Vegas and Leadership Las Vegas Youth as well as several other organizations. He is responsible for the Vestin Foundation, a non-profit organization aimed at funding local charitable organizations. Mr. Schneider received his Bachelor of Arts degree in Accounting from the University of New Mexico.

Lance K. Bradford has served as Chief Financial Officer, Treasurer, Secretary and a director of Vestin Mortgage and Treasurer and a director of Vestin Group since April 1999. Mr. Bradford also served as President of Vestin Group from January 2001 until February 2004. In addition, Mr. Bradford was appointed as Chief Financial Officer of Vestin Group in February 2004 and serves on the loan committee. Mr. Bradford previously held the office of Chief Financial Officer of Vestin Group from 1999 to September 2002. Mr. Bradford also acts as the functional equivalent of a Chief Financial Officer for both Vestin Fund I and Vestin Fund II. Mr. Bradford was also the Corporate Secretary of Vestin Group from 1999 to 2000. Since 1992, Mr. Bradford has been a partner in L.L. Bradford & Company, Las Vegas, Nevada, a Certified Public Accounting firm that he founded. From 1988 to 1991, Mr. Bradford served as an accountant with Ernst & Young International. Mr. Bradford received a Bachelor of Science degree in Accounting from the University of Nevada, in Reno, Nevada.

Audit Committee

The board of directors of Vestin Group, the parent corporation of our Manager, has a standing Audit Committee established in accordance with section 3(a)(58) of the Securities Exchange Act. The Audit Committee is responsible for the appointment, compensation, retention and oversight of our independent accountants. In addition, the Audit Committee reviews with Vestin Group’s management and our independent accountants financial information that will be provided to our members and others, and our audit and financial reporting processes. The Audit Committee operates under a written Audit Committee Charter adopted by Vestin Group’s board of directors. The Audit Committee consists of Robert J. Aalberts, David Chavez and Roland Sansone. The board of directors of Vestin Group believes that Mr. Chavez meets the financial expertise requirements set forth in Section 407 of the Sarbanes-Oxley Act of 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file an initial report of securities ownership on Form 3 and reports of changes in securities ownership on Form 4 or 5 with the Securities and Exchange Commission. Such executive officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. We have no executive officers or directors. We are managed by Vestin Mortgage. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 4 or 5 were required for such persons, we believe that for the reporting period from April 16, 2003 (inception) to December 31, 2003, the executive officers of Vestin Mortgage complied with all their reporting requirements under Section 16(a).

Code of Ethics

As we do not have any executive officers we have not adopted a Code of Ethics. However, the executive officers of Vestin Mortgage, our Manager, are under an obligation to follow the Code of Ethics of Vestin Group which has been filed as Exhibit 14.1 to Vestin Group’s Form 10KS-B for the year ended December 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as of March 5, 2004. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the unit holders listed possess sole voting and investment power with respect to the units shown.

		Percentage of
	Units	Units
Name	Beneficially Owned	Beneficially Owned
Dr. Bernard Greenblatt	200,000	18.5%
880 Buffwood Avenue, Las Vegas, Nevada 89123
Ronald Vinci P.O. Box 2695, Rancho Santa Fe, California 92067	72,560	6.71%

Equity Compensation Plan Information

As of December 31, 2003, we did not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Property Management Fee

Vestin Mortgage, or a third party property manager hired by Vestin Mortgage, may act as property manager for the real property owned by us. Vestin Mortgage shall receive the following property management fees for property management services provided to us by it or the third party property manager: (i) in the case of residential property, 5% of the gross revenues of such property, (ii) in the case of industrial and commercial property, 6% of gross revenues where Vestin Mortgage’s services include leasing, re-leasing and leasing related services, or (iii) in the case of industrial or commercial property which are leased for ten or more years on net (or similar) bases, 1% of gross revenues from such leases, except for a one time initial leasing fee of 3% of the gross revenues on each lease payable over the first full 5 years of the original term of the lease. Additionally, Vestin Mortgage may receive a one-time initial rent-up or leasing-up of a newly constructed property if such service is not included in the purchase price of the property. During the period from April 16, 2003 (inception) through December 31, 2003, we did not pay any management fees.

After our members have received a 100% return on their capital contribution plus an amount equal to 6% per annum cumulative, Vestin Mortgage will be eligible to receive up to 25% of cash to be distributed from net proceeds remaining from the sale or refinancing of properties.

We will pay a commission equal to 7.5% of the gross proceeds for any units sold by selected third party dealers or Vestin Capital, Inc., a broker-dealer affiliate of the Vestin Mortgage acting as dealer manager for the Offering. Vestin Capital will also receive 2% of the gross proceeds of any units sold in the Offering as a dealer manager.

As of December 31, 2003, Vestin Mortgage had an investment in us of approximately $673,088, which consists of certain costs paid on our behalf related to the registration and start-up costs. As of February 12, 2004, we raised the required $10,000,000 to break escrow and commence operations. Such costs will be converted into membership units at a conversion price of $10 per unit once we receive sufficient gross proceeds to ensure that such costs do not exceed 2% of the gross proceeds received by us. If converted into units, Vestin Mortgage would have received 67,309 units from us related to this investment.

During the period from April 16, 2003 (inception) through December 31, 2003, Vestin Mortgage paid $17,172 for legal fees to a law firm in which the Secretary of Vestin Group has an equity ownership interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We were formed on April 16, 2003. During the fiscal year ended December 31, 2003, Ernst & Young LLP provided various audit, audit related and non-audit services to us as follows:

December 31, 2003
Audit Fees:	$16,328
Audit Related Fees:	$0
Tax Fees:	$0
All Other Fees:	$0

Ernst & Young LLP did not provide any services described as audit related fees, tax fees and all other fees. Our current independent accountants, Moore, Stephens, Wurth, Frazer & Torbet, LLP, did not provide any services during the fiscal year ended December 31, 2003.

The Audit Committee of Vestin Group (the “Audit Committee”) has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services. All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee. The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation. All services performed by independent auditors under engagements entered into on or after May 6, 2003, were approved by the Audit Committee pursuant to its pre-approval policy, and none was approved pursuant to the de minimus exception to the rules and regulations of the Securities and Exchange Commission on pre-approval.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The financial statement are contained on Pages F-2 through F-11 on this Annual Report on Form 10-K, and the list of the financial statement contained herein is set forth on page F-1, which is hereby incorporated by reference.

The following documents are filed or incorporated by reference as exhibits to this Report:

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1(1)	Articles of Organization (as amended)
4.1(2)	Operating Agreement
4.2(3)	Subscription Agreement and Power of Attorney (applicable to all States except for Minnesota and Michigan) (included as Exhibit B to the prospectus)
4.3(4)	Subscription Agreement and Power of Attorney (applicable to Minnesota and Michigan) (included as Exhibit C to the prospectus)
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Lance K. Bradford
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 12, 2003, File No. 333-105017.

(2)	Incorporated herein by reference to Exhibit A to our Final Prospectus filed on November 11, 2003, File No. 333-105017.

(3)	Incorporated herein by reference to Exhibit B to our Final Prospectus filed on November 11, 2003, File No. 333-105017.

(4)	Incorporated herein by reference to Exhibit C to our Final Prospectus filed on November 11, 2003, File No. 333-105017.

(b)	We did not have any Current Reports on Form 8-K filed during the fourth fiscal quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Fund III, LLC

By:	Vestin Mortgage, Inc., its sole manager

By:	/s/ Michael V. Shustek

Michael V. Shustek Chief Executive Officer, President and Director of the Manager (Principal Executive Officer of Manager)

By:	/s/ Lance K. Bradford

Lance K. Bradford Chief Financial Officer, Secretary, Treasurer and Director of the Manager (Chief Financial Officer of the Manager)

Dated: March 30, 2004

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1(1)	Articles of Organization (as amended)
4.1(2)	Operating Agreement
4.2(3)	Subscription Agreement and Power of Attorney (applicable to all States except for Minnesota and Michigan) (included as Exhibit B to the prospectus)
4.3(4)	Subscription Agreement and Power of Attorney (applicable to Minnesota and Michigan) (included as Exhibit C to the prospectus)
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Lance K. Bradford
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 12, 2003, File No. 333-105017.

(2)	Incorporated herein by reference to Exhibit A to our Final Prospectus filed on November 11, 2003, File No. 333-105017.

(3)	Incorporated herein by reference to Exhibit B to our Final Prospectus filed on November 11, 2003, File No. 333-105017.

(4)	Incorporated herein by reference to Exhibit C to our Final Prospectus filed on November 11, 2003, File No. 333-105017.

Report of Independent Certified Public Accountants

Member of Vestin Fund III, LLC
(Formerly RE Investments III, LLC)
(A Development Stage Company
Las Vegas, Nevada

We have audited the accompanying balance sheet of Vestin Fund III, LLC (formerly RE Investments III, LLC) (A Development Stage Company) (the “Company”) as of December 31, 2003, and the related statements of operations, members equity, and cash flows for the period from inception April 16, 2003 to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Vestin Fund III, LLC (formerly RE Investments III, LLC) as of December 31, 2003, and the results of operations and its cash flows for the period from inception April 16, 2003 to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

Moore Stephens Wurth Frazer and Torbet, LLP
March 1, 2004
Orange, California

Vestin Fund III, LLC
(Formerly RE Investments III, LLC)
(A Development Stage Company)
Balance Sheet

ASSETS

December 31, 2003
Cash	$4,952
Deferred offering costs	667,437

Total assets	$672,389

LIABILITIES AND MEMBERS’ EQUITY
Due to manager	673,088

Total liabilities	673,088

Members’ equity — at $10 per unit, minimum 1,000,000 units maximum 12,000,000 units, no units issued	(699)

Total members’ equity	(699)

Total liabilities and members’ equity	$672,389

The accompanying notes are an integral part of this statement.

Vestin Fund III, LLC
(Formerly RE Investments III, LLC)
(A Development Stage Company)
Statement of Operations

For the period from
April 16, 2003 (Inception)
through December 31, 2003
Revenues	$—
Expenses
General and administrative expenses	699

Total operating expenses	699

NET LOSS	$(699)

The accompanying notes are an integral part of this statement.

Vestin Fund III, LLC
(Formerly RE Investments III, LLC)
(A Development Stage Company)
Statement of Members’ Equity

	Units	Amount
Inception, April 16, 2003 (Inception)	—	$—
Net loss	—	(699)

Members’ equity at December 31, 2003	—	$(699)

The accompanying notes are an integral part of this statement.

Vestin Fund III, LLC
(Formerly RE Investments III, LLC)
(A Development Stage Company)
Statement of Cash Flows

For the period from
April 16, 2003 (Inception)
through December 31, 2003
Cash flows from operating activities:
Net loss	$(699)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in operating assets and liabilities:
Due to Manager	5,651

Net cash provided by operating activities	4,952

Cash flows from investing activities:
Net cash provided by (used in) investing activities	—

Cash flows from financing activities:
Net cash provided by (used in) financing activities	—

NET INCREASE IN CASH	4,952

Cash, beginning	—

Cash, ending	$4,952

Non-cash financing activities:
Offering costs paid by Vestin Mortgage, Inc. and recorded as deferred offering costs and due to manager on the accompanying balance sheet.	$667,437

Interest paid during the period	$—

Taxes paid during the period	$—

The accompanying notes are an integral part of this statement.

Vestin Fund III, LLC
(Formerly RE Investments III, LLC)
(A Development Stage Company)

Notes to Financial Statements

Note A —Organization and Summary of Significant Accounting Policies

1. Organization

Vestin Fund III, LLC, formerly known as RE Investments III, LLC, (the “Company”), a newly-organized Nevada Limited Liability Company, intends to invest in mortgage loans, where the collateral is real property, and income-producing real property such as office, industrial and retail properties, multifamily residential units, and assisted living facilities. The Company was organized on April 16, 2003 and will continue until December 31, 2023 unless dissolved or extended under the provisions of its operating agreement. The Company does not operate as an investment company within the meaning of the Investment Company Act of 1940. As a company investing in mortgage loans and raising funds through a public offering, the Company is subject to the North American Securities Administration Act Mortgage Program Guidelines (the “NASAA Guidelines”) promulgated by the state securities administrators.

During August 2003, the Company filed an Amended Articles of Organization with the State of Nevada to change the name of the Company from RE Investments, LLC to Vestin Fund III, LLC.

Operations of the Company since inception through December 31, 2003 were primarily organization of the Company structure; registration of the Company in various states; and raising capital investments. Based on these activities, the Company is considered a “Development Stage Company”. Certain disclosures and financial statement presentations are incorporated into the accompanying financial statements and notes accordingly.

The Manager of the Company is Vestin Mortgage, Inc. (“Vestin Mortgage”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware Corporation, whose common stock is publicly held and traded on the Nasdaq National Market. The Company’s operating agreement provides that the Manager has control over the business of the Company; including the power to assign duties, to determine how to invest the Company’s assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. The operating agreement also provides that the members have certain rights, including the right to terminate the Manager, amend the Operating Agreement, dissolve the Company, merge with another company and approve or disapprove the sale of more than 50% of the Company’s assets, all of which are subject to a majority vote of the members.

The Company’s sole activity through December 31, 2003 consisted of the organization and start-up of the Company. For the period from April 16, 2003 (date of inception) through December 31, 2003, the only transactions were costs incurred in association with organization and offering costs. Substantially all offering costs have been advanced by Vestin Mortgage for which it will receive units of the Company upon such time that the Company is eligible to offer units.

2. Deferred Offering Costs

As of December 31, 2003, the Company had incurred approximately $667,000 of offering costs paid by Vestin Mortgage on behalf of the Company, which amounts were recorded as deferred offering costs. When the offering becomes effective, these deferred offering costs, which are primarily legal, accounting and registration fees, will be converted to membership units at a price of $10 per unit. Any additional offering costs incurred by the Company will be converted to membership units in the Company up to an aggregate of $2,500,000 and any additional costs may be absorbed by Vestin Mortgage.

3. Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. Income Taxes

Income tax effects resulting from the Company’s operations pass through to the members individually and, accordingly, no provision for income taxes is included in the financial statements.

Note B —New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” effective February 1, 2003. Interpretation No. 46 requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate the VIE under certain circumstances. Interpretation No. 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, Interpretation No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company will comply with this pronouncement beginning in 2004. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective July 1, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities entered into after June 30, 2003, under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company has applied the provisions of SFAS No. 149 prospectively upon adoption. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” effective July 1, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

Note B —New Accounting Pronouncements (continued)

In December 2003, the FASB revised Statement of Financial Accounting Standards No 132 (revised 2003), “Employer’s Disclosure about Pensions and Other Post Retirement Benefits,” (“SFAS No. 132”). SFAS No. 132 amends SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It also requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

Note C —Members’ Equity

1. Membership Units

The Company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission with respect to a proposed public offering (the “Offering”) of up to 12,000,000 units, of which 10,000,000 units are offered under the prospectus and 2,000,000 units have been reserved under the Distribution Reinvestment Plan.

All expenses related to the Offering of the Company’s units will be advanced by the Company’s Manager. The Manager will be reimbursed for such expenses with units in the Company, provided that such reimbursement may not exceed 2% of the gross proceeds received in the Offering. The Manager may elect to waive reimbursement of all or a portion of the Offering expenses and the amount waived will be deemed a capital contribution made by the Manager.

The members will contribute to the capital of the Company an amount equal to $10.00 for each unit subscribed, with a minimum subscription in most states of 200 units for each member. The total gross capital contribution of the members will not exceed $100,000,000, not including reinvested distributions.

As of December 31, 2003, $1,616,246 in proceeds from the sale of units were held in a segregated escrow account. These proceeds will remain in the escrow account until the required minimum of $10 million is raised at which time the Company will commence planned operations. The $1,616,246 has not been reported on the accompanying balance sheet as of December 31, 2003.

2. Allocations and Distributions

Allocations and distributions of income and cash flows are outlined and defined in the Company’s operating agreement. Generally, the Company’s profits and losses shall be allocated to the members in proportion to their respective capital accounts as of the close of business on the last day of each quarter in proportion to the number of days during the quarter they held the equity interest (known as the weighted average capital account). Furthermore, cash flow generated from operations will be distributed to members quarterly, based upon estimated amounts available for distribution for the preceding quarter, in proportion to the weighted average capital account of each member during the preceding month. Members may also elect to reinvest their distributions.

Distributions of net proceeds from the repayment of principal on a mortgage loan or sale of a real estate property may be made to the members based on their pro-rata share of members’ equity. If the net proceeds are retained by the Company to make new loans, improve or maintain properties, or to pay operating expenses they will be deemed to be distributed to the members and then recontributed by the members. Such net proceeds will not be retained after 7 years from the effective date of the prospectus.

Upon request for redemption, a member may receive a distribution equaling its capital account as well as any unallocated profits, losses, or adjustments. Units may only be redeemed after a member has held them for one year. Also, withdrawals which are requested between the first and fifth anniversaries of a member’s date of purchase shall be valued for withdrawal purposes at a discount of between 25% and 10%, depending on the year of withdrawal. Withdrawals requested after five years from the date of purchase will not be subject to a discount. Any capital withheld due to a member’s withdrawal between the first and fifth anniversary shall be allocated on a pro rata basis among the remaining members.

The total amount withdrawn by all members during any calendar year cannot exceed 10% of the total capital, subject to the Manager’s discretion to allow a greater amount.

3. Working Capital Reserves

NASAA Guidelines require that reserves are maintained of not less than 1% of the Offering proceeds. However, the Company is required by the operating agreement to maintain working capital reserves of approximately 3% of the aggregate capital accounts of the members. This reserve is available to pay any future expenses in excess of revenues, satisfy obligations of underlying security properties satisfy the Company’s unforeseen obligations and for other permitted uses of its working capital. Working capital reserves of up to 3% in cash or cash equivalents, short-term investments and certificates of deposit are excluded from the funds committed to mortgage investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans.

Note D — Transactions with the Manager and its Affiliates

1. Fees Paid by the Company

The Manager may receive fees for property management services provided to the Company by it or a third party property manager of up to 6% of gross revenues of the related property. Additionally, the Manager may receive a one-time initial rent-up or leasing-up fee of a newly constructed property if such service is not included in the purchase price of the property.

The Manager may receive fees for reselling foreclosed properties. These fees may not be greater than 3% of the proceeds where substantial service has been performed by the Manager.

After the Company’s members have received a 100% return on their capital contribution plus an amount equal to 6% per annum cumulative, the Manager will be eligible to receive up to 25% of cash to be distributed from net proceeds remaining from the sale or refinancing of properties.

A commission equal to 7% of the gross proceeds will be paid for any units sold by selected third party dealers or Vestin Capital, Inc., a broker-dealer affiliate of the Manager acting as dealer manager for the Offering. Vestin Capital, Inc. will also receive 3.5% of the gross proceeds of any units sold in the Offering as a dealer manager. No commission will be paid for units sold by Vestin Mortgage except for reimbursed offering costs not to exceed 2% of the gross proceeds.

2. Fees Paid by Borrowers

Acting as a broker, the Manager will receive loan origination fees of approximately 2-6% of the principal amount of each mortgage investment made during the year as well as fees for evaluating and processing each loan. The Manager will also receive fees in consideration for servicing each loan during the loan term as well as loan extension fees of 2-5% of the outstanding principal of extended loans as permitted by local law and local market conditions.

Note E — Conflict of Interest

The Company will have no directors, officers or employees and will depend entirely on Vestin Mortgage to manage our operations. Vestin Mortgage will face various conflicts of interest in managing the Company’s affairs. Vestin Mortgage is also the Manager of Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”), and inVestin Nevada, Inc., entities in the same business as the Company. As the Manager of the Company, Vestin Mortgage will provide servicing and asset management services for the Company. Other affiliates of Vestin Mortgage may also provide certain services for the Company from time to time.

Note F — Legal Proceedings

The Manager, Vestin Mortgage and Del Mar Mortgage, Inc., an affiliated company wholly owned by Mike Shustek, the largest stockholder and CEO of Vestin Group are defendants in a civil action entitled Desert Land, L.L.C. et al v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from plaintiffs.

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312.19 (which amount includes prejudgment interest and attorneys’ fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. The bond was arranged by Michael Shustek and was posted without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit. The Company is not a party to the Action.

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Vestin Group, Fund I and Fund II. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of March 30, 2004. The Company believes that it has fully complied with SEC disclosure requirements and is fully cooperating with the inquiry. The Company cannot at this time predict the outcome of the inquiry.

The Company believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Company’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Company’s net income in any particular period.

Note G — Unaudited Events Subsequent to the Report Date

The Company’s sole activity through December 31, 2003 consisted of the organization and start-up of the Company. During February 2004, the Company sold the minimum 1,000,000 units and delivered funds of approximately $10,371,000 to the Company and investors were admitted as members of the Company for units of approximately 1,037,100. Through the date of this report, the Company has sold approximately 1,079,000 units. Through the date of this report, the Manager has not been issued Units for the deferred offering costs.

Through the date of this report, the Company has an investment in a land loan and building loan for $4 million and $6 million, respectively. These loans bear interest at 13% and 14%, respectively, mature during May 2004 and June 2004, respectively, and have a loan-to-value ratio of approximately 39% and 64%, respectively, based on appraisals obtained at the time of loan origination.

The appraisals may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination and may have been commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, and which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.