Form 10-Q
period 2004-03-31
VESTIN FUND III LLC
filed 2004-05-17
CIK 1230634

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Transition Period From ______________ To ______________

COMMISSION FILE NUMBER 333-105017

VESTIN FUND III, LLC

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	87-0693972
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2901 EL CAMINO AVENUE, SUITE 206, LAS VEGAS, NEVADA 89102
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number: 702.227.0965

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

As of April 30, 2004 the Issuer had 1,247,642 of its Units outstanding.

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes [   ] No [X]

Vestin Fund III, LLC

BALANCE SHEETS

	MARCH 31, 2004	DECEMBER 31, 2003
	(UNAUDITED)
ASSETS
Cash	$6,604,289	$4,952
Interest and other receivables	47,028	—
Investment in mortgage loans	5,000,000	—
Assets under secured borrowings	5,029,851	—
Deferred offering costs	849,347	667,437

	$17,530,515	$672,389

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Due to Manager	$853,971	$673,088
Due to Vestin Group	6,021	—
Secured borrowings	5,029,851	—

Total liabilities	5,889,843	673,088
Members’ equity — at $10 per unit, minimum 1,000,000 units maximum 12,000,000 units, 1,151,170 units issued	11,640,672	(699)

Total members’ equity	11,640,672	(699)

Total liabilities and members’ equity	$17,530,515	$672,389

The accompanying notes are an integral part of this statements.

Vestin Fund III, LLC

STATEMENT OF INCOME

(unaudited)

For the three
months ended
March 31,
2004
Revenues
Interest income from investment in mortgage loans	$298,558
Other income	5,780

Total revenues	304,338

Operating expenses
Management fees to Manager	2,493
Interest expense	117,363
Other	2,595

Total operating expenses	122,451

NET INCOME	$181,887

Net income allocated to members	$181,887

Net income allocated to members per weighted average membership units	$0.17

Weighted average membership units	1,093,043

The accompanying notes are an integral part of this statements.

Vestin Fund III, LLC

STATEMENT OF MEMBERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(unaudited)

	Units	Amount
Members’ equity at 12/31/03	—	$(699)
Issuance of units	1,148,959	11,489,588
Distributions	—	(52,217)
Reinvestments of distributions	2,211	22,113
Net income	—	181,887

Members’ equity at 3/31/04	1,151,170	$11,640,672

The accompanying notes are an integral part of this statements.

Vestin Fund III, LLC

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three
	months ended	For the period from
	March 31,	April 16, 2003 (Inception)
	2004	through December 31, 2003
Cash flows from operating activities:
Net income (loss)	$181,887	$(699)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in operating assets and liabilities:
Interest and other receivables	(47,028)	—
Due to Manager	—	5,651
Due to Vestin Group	4,994	—

Net cash provided (used) by operating activities	139,853	4,952

Cash flows from investing activities:
Proceeds received from sale of mortgage loan	6,000,000	—
Proceeds from secured borrowings	5,029,851	—
Purchase of investments in mortgage loans	(16,029,851)	—

Net cash used by investing activities	(5,000,000)	—

Cash flows from financing activities:
Proceeds from issuance of member units	11,966,601	—
Members’ redemptions	(477,013)	—
Reinvestments of distributions	22,113	—
Distributions	(52,217)	—

Net cash provided by financing activities	11,459,484	—

NET CHANGE IN CASH	6,599,337	4,952
Cash, beginning	4,952	—

Cash, ending	$6,604,289	$4,952

Non-cash financing activities:
Offering costs paid by Vestin Mortgage, Inc. and Vestin Group, Inc. recorded as deferred offering costs and due to manager on the accompanying balance sheet.	$181,910	$667,437

Interest paid during the period	$117,363	$—

The accompanying notes are an integral part of this statements.

VESTIN FUND III, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

NOTE A — ORGANIZATION

Vestin Fund III, LLC, a Nevada limited liability company (the “Company”), is primarily engaged in the business of investing in mortgage loans, where collateral is real property, and intends to invest in income-producing real property such as office, industrial and retail properties, multifamily residential units, and assisted living facilities. The Company was organized on April 16, 2003 and will continue until December 31, 2023 unless dissolved or extended under the provisions of the Company’s operating agreement. As a company investing in mortgage loans and raising funds through a public offering, the Company is subject to the North American Securities Administration Act Mortgage Program Guidelines (the “NASAA Guidelines”) promulgated by the state securities administrators.

The manager of the Company is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, whose common stock is publicly held and traded on the Nasdaq National Market under the symbol “VSTN.” Vestin Group has received notice from Nasdaq that it no longer meets the minimum value of publicly held shares and shareholder’s equity required for inclusion on the Nasdaq National Market. Vestin Group has applied for transfer to the Nasdaq Small Cap Market. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services and has originated over $1.7 billion in real estate loans. The operating agreement provides that the Manager controls the daily operating activities of the Company; including the power to assign duties, to determine how to invest the Company’s assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, the operating results of the Company are dependent on the Manager’s ability and intent to continue to service the Company’s assets. The operating agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC, (“Fund I”), Vestin Fund II, LLC (“Fund II”) and inVestin Nevada, Inc., entities in similar businesses as the Company.

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by the Company or any affiliate. Loan-to-value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated within 12 months of the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

3. DEFERRED OFFERING COSTS

Vestin Mortgage will be reimbursed by the Company for up to 2% of gross proceeds of the offering. As of March 31, 2004, the Company had incurred approximately $849,000 of offering costs paid by Vestin Mortgage on behalf of the Company, which amounts were recorded as deferred offering costs. These deferred offering costs, which are primarily legal, accounting and registration fees, will be converted to membership units at a price of $10 per unit once the Company receives sufficient gross proceeds to ensure the deferred offering costs do not exceed 2% of the gross proceeds of the offering. Any additional offering costs incurred by the Company will be converted to membership units in the Company up to 2% of the gross proceeds of the offering and any additional costs may be absorbed by Vestin Mortgage.

4. SECURED BORROWING

As of March 31, 2004, the Company had secured borrowings of approximately $5 million related to intercreditor agreements. Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements provide the Company additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with the Company, Vestin Mortgage, Vestin Fund I, and/or Vestin Fund II (collectively the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must repay the Investor’s investment amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participated loan amount from the Investor for the outstanding balance plus accrued interest. Consequently, the investor is in a priority lien position against the collateralized loans and mortgage loan financing under the intercreditor arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

NOTE C — INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans as of March 31, 2004 are as follows:

	Number		Weighted
Loan	Of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*
Acquisition	1	$1,000,000	13.00%	20.00%	57.34%
Bridge	1	4,000,000	14.00%	80.00%	63.76%

	2	$5,000,000	13.80%	100.00%	62.48%

* Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

	March 31, 2004	Portfolio
Loan Type	Balance	Percentage
First mortgages	$5,000,000	100.00%

	$5,000,000	100.00%

The following is a schedule of contractual maturities of investments in mortgage loans as of March 31, 2004:

2004	$4,000,000
2005	1,000,000

$5,000,000

The following is a schedule by geographic location of investments in mortgage loans as of:

	March 31, 2004	Portfolio
	Balance	Percentage
Colorado	$1,000,000	20.00%
Florida	4,000,000	80.00%

	$5,000,000	100.00%

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 13% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

At March 31, 2004, all of the Company’s loans were performing (less than 90 days past due on interest payments). The Company’s Manager periodically evaluates all loans and concluded the underlying collateral is sufficient to protect the Company. Accordingly, no specific allowance for loan losses was deemed necessary for these loans.

As of March 31, 2004, the Company’s Manager had not granted extensions to the terms of the original loan agreements. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing.

Decisions regarding an allowance for loan losses require management’s judgment. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that the Company experiences losses greater than the amount of its allowance, the Company may incur a charge to its earnings that will adversely affect its operating results and the amount of any distributions payable to its members.

NOTE D — RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2004, the Company recorded management fees to the Company’s Manager of approximately $2,500. The Company also owes the Company’s Manager and Vestin Group for expenses of approximately $860,000 primarily related to deferred offering costs.

NOTE E — SECURED BORROWINGS

As of March 31, 2004, the Company had $5 million in secured borrowings pursuant to intercreditor agreements with the related amounts included in assets under secured borrowings. For the three-month periods ended March 31, 2004, the Company recorded interest expense of approximately $117,000 related to the secured borrowings.

NOTE F — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The Company has evaluated its relationships and interest in entities that might be considered VIEs and concluded that no prerequisite conditions exist. Accordingly, the adoption of FIN 46 did not have an effect on the Company’s financial statements.

NOTE G — LITIGATION INVOLVING THE MANAGER

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest shareholder and CEO of Vestin Group are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. The bond was arranged by Michael Shustek and was posted without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the Ninth Circuit United States Court of Appeals. The Company is not a party to the Action.

NOTE H — LITIGATION INVOLVING THE COMPANY

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Vestin Group, Vestin Fund I and Vestin Fund II. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of May 17, 2004. The Company believes that it has fully complied with SEC disclosure requirements and is fully cooperating with the inquiry. The Company cannot at this time predict the outcome of the inquiry.

The Company believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Company’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Company’s net income in any particular period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three-months ended March 31, 2004. This discussion should be read in conjunction with the Company’s financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company’s report on Form 10-K for the year ended December 31, 2003.

BACKGROUND

Vestin Fund III, LLC (the “Company”) was organized in April 2003 as a Nevada limited liability company for the purpose of investing in mortgage loans originated by the Company’s manager, Vestin Mortgage, Inc. (the “Manager”), a licensed mortgage company in the State of Nevada. Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”), whose common stock is traded on the Nasdaq National Market under the ticker symbol “VSTN.” Vestin Group has received notice from Nasdaq that it no longer meets the minimum value of publicly held shares and shareholder’s equity required for inclusion on the Nasdaq National Market. Vestin Mortgage, Inc. is also the manager of Vestin Fund I, LLC, Vestin Fund II, LLC and inVestin Nevada, Inc. which are entities in similar businesses to Vestin Fund III, LLC. The loans are secured by real estate through deeds of trust and mortgages.

OVERVIEW

On November 7, 2003, the Company’s Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“Unit”). The Company commenced operations on February 12, 2004. By March 31, 2004, the Company had sold 1,151,670 units. Members may participate in the Company’s Distribution Reinvestment Plan whereby the member’s distribution may be used to purchase additional units at $10.00 per unit. As of March 31, 2004, an additional 2,211 units have been purchased under this plan.

SUMMARY OF FINANCIAL RESULTS

Three months
ended March 31,
2004
Total revenues	$298,558
Total expenses	122,451

Net income	$181,887

Net income allocated to members per weighted average membership units	$0.17

Annualized rate of return to members (a)	12.66%

Weighted average membership units	1,093,043

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of March 31, 2004 divided by the number of days during the period (49 days from February 12, 2004 the day the minimum $10 million was achieved) and multiplied by three hundred and sixty five (365) days, then divided by ten (the $10 cost per unit).

Net Income. Net income for the three months ended March 31, 2004 was derived primarily from interest income on mortgage loans approximating $298,600, and interest income of approximately $5,800, earned on cash and cash equivalents held at bank institutions.

Expenses. For the three months ended March 31, 2004, the Company recorded management fees to Vestin Mortgage, the Company’s manager, of approximately $2,500. In addition, Vestin Mortgage will be reimbursed by the Company for up to 2% of the gross proceeds of the offering. As of March 31, 2004, the Company had incurred approximately $849,000 of offering costs paid by Vestin Mortgage on behalf of the Company, which amounts were recorded as deferred offering costs. These deferred offering costs, which are primarily legal, accounting and registration fees, will be converted to membership units at a price of $10 per unit once the Company receives sufficient gross proceeds to ensure that the deferred offering costs do not exceed 2% of the gross proceeds of the offering. Any additional offering costs incurred by the Company will be converted to membership units in the Company up to 2% of the gross proceeds of the offering and any additional costs may be absorbed by Vestin Mortgage.

Distributions to Members. For the three month period ended March 31, 2004, members received distributions totaling $52,217. The foregoing distributions were paid entirely from Net Income Available for Distribution as defined in the Company’s Operating Agreement. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of March 31, 2004, the Company had investments in mortgage loans secured by real estate totaling $5,000,000, including two loans of which all were secured by first deeds of trust. If the Company holds a second mortgage, it is junior to a first trust deed position also held by the Company.

As of March 31, 2004, the weighted average contractual interest yield on the Company’s investment in mortgage loans is 13.80%. These mortgage loans have contractual maturities within the next 24 months.

Losses may occur from investing in mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions, the financial position of borrowers, and changes in collateral values from time of loan origination.

The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates the Company’s mortgage loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by the Manager to determine impairment and the need for specific reserves. This evaluation considers among other matters:

•	prevailing economic conditions;

•	historical experience;

•	the nature and volume of the loan portfolio;

•	the borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends;

•	review and evaluation of loans identified as having loss potential; and

•	estimated fair value of any underlying collateral.

Based upon this evaluation the Company’s Manager has not established an allowance for loan losses in the accompanying balance sheet as of March 31, 2004.

Decisions regarding an allowance for loan losses require judgment about the probability of future events. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that the Company experiences losses greater than the amount of its allowance, the Company may incur a charge to its earnings that will adversely affect its operating results and the amount of any distributions payable to its members.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

Interest income on loans is accrued by the effective interest method. The Company does not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

Investments in Mortgage Loans

Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of the Company’s mortgage loans require interest only payments with a balloon payment of the principal at maturity. The Company has both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by the Company or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

Allowance for Loan Losses

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit impairment in the Company’s investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance.

Secured Borrowing

Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements provide the Company additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with the Company, Vestin Mortgage, Vestin Fund I, and/or Vestin Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements provides that the Lead Lenders must repay the Investor’s investment amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participated loan amount from the Investor for the outstanding balance plus accrued interest. Consequently, the investor is in a priority lien position against the collateralized loans and mortgage loan financing under the intercreditor arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

Pursuant to the participation agreements, the Investor may participate in certain loans with the Lead Lenders. In the event of borrower non-performance, the participation agreements gives the participant the right to require substitution of its interest with another loan, or, if the right of substitution is not exercised and the participant holds more than 50% of the loan, the participant may request that the Lead Lender purchase a portion so that the Lead Lender has at least a 50% pro rata share of the non-performing loan. Consequently, mortgage loan financing under the participation arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operational purposes. The Company does not have any significant capital expenditures. Accordingly, the Company believes that cash held at bank institutions will be sufficient to meet the Company’s capital requirements in the next twelve months. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company’s affairs. The Company is charged by the Manager a monthly management fee of up to 0.25% of the Company’s aggregate capital contributions. Pursuant to the Company’s operating agreement, the Company recorded management fees to the Manager during the three months ended March 31, 2004 of approximately $2,500.

During the three months ended March 31, 2004, cash flows provided by operating activities approximated $140,000. Investing activities consisted of cash provided by loan sales and payoffs of approximately $6 million, cash used in purchases of investments in mortgage loans approximating $16 million. Financing activities consisted of members’ distributions of $30,000 (net of reinvestments).

As of March 31, 2004, members holding approximately 42% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

Any significant level of defaults on our outstanding loans could reduce the funds we have available for investment in new loans. Foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. In addition, any significant level of redemptions by our Members would reduce the capital we have available for investment. Such redemptions are limited by the terms of our operating agreement to not more than 10% per calendar year and are subject to other conditions.

The Company had no non-performing assets, which include loans on non-accrual (discussed in Note C of the Company’s financial statements). It is possible that no earnings will be recognized from this classification of assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.

At March 31, 2004, the Company had $6.6 million in cash and $17.5 million in total assets. It appears the Company has sufficient working capital to meet its operating needs in the near term.

As of March 31, 2004, the Company had secured borrowings of $5 million related to intercreditor agreements. Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements provide the Company additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with the Company, Vestin Mortgage, Vestin Fund I, and/or Vestin Fund II (collectively the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must repay the Investor’s investment amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participated loan amount from the Investor for the outstanding balance plus accrued interest. Consequently, the investor is in a priority lien position against the collateralized loans and mortgage loan financing under the intercreditor arrangement is accounted for as a secured borrowing in accordance with SFAS No. 140.

The Company maintains working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents, and certificates of deposit. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy unforeseen obligations and for other permitted uses of the working capital. Working capital reserves of up to 3% are included in the funds committed to loan investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans.

FACTORS AFFECTING THE COMPANY’S OPERATING RESULTS

The Company’s business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, the Company’s operating results may be affected by:

Risks of Investing in Mortgage Loans

•	The Company’s underwriting standards and procedures are more lenient than conventional lenders in that the Company will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

•	The Company approves mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry the Company’s Manager performs will not reveal all material facts pertaining to the borrower and the security.

•	Appraisals may be performed on an “as-if developed” basis, if a loan goes into default prior to development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

•	The Company’s results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, the Company expects that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean the Company will have fewer loans to acquire, thus reducing the Company’s revenues and the distributions to members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm the Company’s reputation and make it more difficult for the Company to attract investors willing to acquire interest in mortgage loans.

Risk of Defaults

The Company’s performance will be directly impacted by any defaults on the loans in its portfolio. As noted above, the Company may experience a higher rate of defaults than conventional mortgage lenders. The Company seeks to mitigate the risk by estimating the value of the underlying collateral and insisting on low loan to value ratios. However, no assurance can be given that these efforts will fully protect the Company against losses on defaulted loans. Moreover, during the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that the Company will earn less (if any) income from such loans, thereby reducing the Company’s earnings.

Competition for Borrowers

The Company considers its competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders and mortgage loans investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which the Company competes have substantially greater financial, technical and other resources than the Company does. Competition in the Company’s market niche depends upon a number of factors including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

Effect of Fluctuations in the Economy

The Company’s sole business, making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which the Company concentrates its loans, could result in a decline in the demand for real estate development loans. In order to stay fully invested during a period of declining demand for real estate loans, the Company may be required to make loans on terms less favorable to the Company or to make loans involving greater risk to the Company. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although the Company’s lending rates are not directly tied to the Federal Reserve Board’s discount rate, a sustained and widespread decline in interest rates will impact the interest the Company is able to earn on its loans. Since the Company’s loans generally do not have prepayment penalties, declining interest rates may also cause the Company’s borrowers to prepay their loans and the Company may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of the Company’s borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults the Company may experience.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q the words or phrases “will likely result,” “are expected to,” “is anticipated,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, and fluctuations in operating results. Such factors which are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in interest rates. The Company does not have any assets or liabilities denominated in foreign currencies nor does it own any options, futures or other derivative instruments.

Most of the Company’s assets consist of mortgage loans, including those that are financed under intercreditor agreements. At March 31, 2004, the Company’s aggregate investment in mortgage loans was $5 million with a weighted average contractual yield of 13.80%. Loans financed under intercreditor and participation agreements approximated $5 million at March 31, 2004 and are classified as assets under secured borrowing. Such financing is at a weighted average contractual interest rate of 12.00%. These mortgage loans mature within the next 24 months. All of the outstanding mortgage loans at March 31, 2004 are fixed rate loans. All of the mortgage loans are held for investment purposes and are held to their maturity date. None of the mortgage loans have prepayment penalties.

As of March 31, 2004, the Company had cash and investments in certificates of deposit and other short-term deposit accounts totaling $6.6 million. The Company anticipates that approximately 3% of its assets will be held in such accounts as a cash reserves. Additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans.

The Company believes that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Vestin Mortgage, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the Manager’s CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Vestin Group, Vestin Fund I and Vestin Fund II. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of May 17, 2004. The Company believes that it has fully complied with SEC disclosure requirements and is fully cooperating with the inquiry. The Company cannot at this time predict the outcome of the inquiry.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter ended March 31, 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1(1)	Articles of Organization (as amended)

4.1(2)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

4.2(2)	Subscription Agreement and Power of Attorney (included as Exhibit B to the prospectus)

4.3(1)	Distribution Reinvestment Plan

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(2)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission during the first quarter of 2004 on February 4, 2004, which report the following items:

     (i) Items 4 and 7 — Changes Regarding Certifying Accountants

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VESTIN FUND III, LLC

By: Vestin Mortgage, Inc., its sole manager

By:	/s/ Lance K. Bradford
Lance K. Bradford
Director, Secretary and Treasurer (Chief Financial Officer of the Manager and Duly Authorized Officer)

Dated: May 17, 2004

VESTIN FUND III, LLC

A Nevada Limited Liability Company

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibits
3.1(1)	Articles of Organization (as amended)

4.1(2)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

4.2(2)	Subscription Agreement and Power of Attorney (included as Exhibit B to the prospectus)

4.3(1)	Distribution Reinvestment Plan

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(2)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.