Form 10-Q/A
period 2004-03-31
VESTIN FUND III LLC
filed 2004-06-07
CIK 1230634

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes [   ] No [X]

EXPLANATORY NOTE

This Form 10-Q/A is being filed to provide additional details regarding the Company’s mortgage portfolio.

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

Vestin Fund III, LLC

STATEMENTS OF CASH FLOWS

(unaudited)

	For the three
	months ended	For the period from
	March 31,	April 16, 2003 (Inception)
	2004	through December 31, 2003
Cash flows from operating activities:
Net income (loss)	$181,887	$(699)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in operating assets and liabilities:
Interest and other receivables	(47,028)	—
Due to Manager	—	5,651
Due to Vestin Group	4,994	—

Net cash provided (used) by operating activities	139,853	4,952

Cash flows from investing activities:
Proceeds received from sale of mortgage loan	6,000,000	—
Investments in mortgage loans on real estate	(1,000,000)	—
Purchase of investments in mortgage loans from Vestin Fund II, LLC	(10,000,000)	—

Net cash used by investing activities	(5,000,000)	—

Cash flows from financing activities:
Proceeds from issuance of member units	11,966,601	—
Members’ redemptions	(477,013)	—
Reinvestments of distributions	22,113	—
Distributions	(52,217)	—

Net cash provided by financing activities	11,459,484	—

NET CHANGE IN CASH	6,599,337	4,952
Cash, beginning	4,952	—

Cash, ending	$6,604,289	$4,952

Non-cash financing activities:
Offering costs paid by Vestin Mortgage, Inc. and Vestin Group, Inc. recorded as deferred offering costs and due to manager on the accompanying balance sheet.	$181,910	$667,437

Interest paid during the period	$117,363	$—

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

During the three months ended March 31, 2004, the Company purchased $10,000,000 in investments in mortgage loans from Fund II. These transactions were undertaken in order to allow the Company to begin generating revenues with its investments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three-months ended March 31, 2004. This discussion should be read in conjunction with the Company’s financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q/A and the Company’s report on Form 10-K for the year ended December 31, 2003.

BACKGROUND

Vestin Fund III, LLC (the “Company”) was organized in April 2003 as a Nevada limited liability company for the purpose of investing in mortgage loans originated by the Company’s manager, Vestin Mortgage, Inc. (the “Manager”), a licensed mortgage company in the State of Nevada. Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”), whose common stock is traded on the Nasdaq National Market under the ticker symbol “VSTN.” Vestin Group has received notice from Nasdaq that it no longer meets the minimum value of publicly held shares and shareholder’s equity required for inclusion on the Nasdaq National Market. Vestin Group has applied for transfer to the Nasdaq SmallCap Market. Vestin Mortgage, Inc. is also the manager of Vestin Fund I, LLC, Vestin Fund II, LLC (“Fund II”), and inVestin Nevada, Inc. which are entities in similar businesses to Vestin Fund III, LLC. The loans are secured by real estate through deeds of trust and mortgages.

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

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

The Company purchased $10,000,000 in investments in mortgage loans from Fund II during the three months ended March 31, 2004. As of March 31, 2004, the Company had investments in mortgage loans secured by real estate totaling $5,000,000, including two loans of which all were secured by first deeds of trust. If the Company holds a second mortgage, it is junior to a first trust deed position also held by the Company.

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

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q/A the words or phrases “will likely result,” “are expected to,” “is anticipated,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, and fluctuations in operating results. Such factors which are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

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

Dated: June 7, 2004

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