Form 10-Q
period 2004-06-30
VESTIN FUND III LLC
filed 2004-08-16
CIK 1230634

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Transition Period From                                        To

COMMISSION FILE NUMBER 333-105017

VESTIN FUND III, LLC

(Exact Name of Registrant as Specified in Its Charter)

NEVADA (State or Other Jurisdiction of Incorporation or Organization)	87-0693972 (I.R.S. Employer Identification No.)

8379 WEST SUNSET ROAD, LAS VEGAS, NEVADA 89113
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number: 702.227.0965

2901 EL CAMINO AVENUE, SUITE 206, LAS VEGAS, NEVADA 89102
(Former name, former address and former fiscal year, if changed since last report)

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

Yes [  ] No [ X ]

As of June 30, 2004 the Issuer had 1,562,415 of its Units outstanding.

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance sheets as of June 30, 2004 (unaudited), and December 31, 2003	3
	Statements of income for the three and six months ended June 30, 2004 and for the period from April 16, 2003 (inception) through June 30, 2003 (unaudited)	4
	Statement of members’ equity for the six months ended June 30, 2004 (unaudited)	5
	Statements of cash flows for the six months ended June 30, 2004 and for the period from April 16, 2003 (inception) through June 30, 2003 (unaudited)	6
	Condensed notes to financial statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	19
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURES		22
Exhibit 3.2
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 31.1
Exhibit 31.2
Exhibit 32

Vestin Fund III, LLC

BALANCE SHEETS

	JUNE 30, 2004	DECEMBER 31, 2003
	(UNAUDITED)
ASSETS
Cash	$889,081	$4,952
Interest receivable	181,504	—
Investment in mortgage loans, net of allowance for loan losses of $72,500 as of June 30, 2004	14,586,463	—
Deposit on investment in real property	125,000	—
Assets under secured borrowings	10,042,362	—
Deferred offering costs	848,200	667,437

	$26,672,610	$672,389

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Due to Manager	$932,766	$673,088
Due to Vestin Group	8,982	—
Secured borrowings	10,042,362	—

Total liabilities	10,984,110	673,088
Members’ equity — Minimum 1,000,000 units, maximum 12,000,000 units issued at $10 per unit, 1,562,415 units outstanding at June 30, 2004	15,688,500	(699)

Total members’ equity	15,688,500	(699)

Total liabilities and members’ equity	$26,672,610	$672,389

The accompanying notes are an integral part of these statements.

Vestin Fund III, LLC

STATEMENT OF INCOME

(unaudited)

			For the Period from
	For the Three	For the Six	April 16, 2003 (date of
	Months Ended	Months Ended	inception) through
	June 30, 2004	June 30, 2004	June 30, 2003
Revenues
Interest income from investments in mortgage loans	$627,518	$926,075	$—
Other revenues	20,389	26,170	—

Total revenues	647,907	952,245	—

Operating expenses
Management fees	8,654	11,147	—
Interest expense	242,451	359,814	—
Provision for loan losses	72,500	72,500	—
Legal expenses	34,204	34,204	—
Other	3,105	5,700	381

Total operating expenses	360,914	483,365	381

NET INCOME	$286,993	$468,880	$(381)

Net income allocated to members	$286,993	$468,880	$(381)

Net income allocated to members per weighted average membership units	$0.22	$0.45	$—

Weighted average membership units	1,317,948	1,053,509	—

The accompanying notes are an integral part of these statements.

Vestin Fund III, LLC

STATEMENT OF MEMBERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(unaudited)

	Units	Amount
Members’ equity at 12/31/03	—	$(699)
Issuance of units	1,546,663	15,466,633
Distributions	—	(403,834)
Reinvestments of distributions	15,752	157,520
Net income	—	468,880

Members’ equity at 6/30/04	1,562,415	$15,688,500

The accompanying notes are an integral part of these statements.

Vestin Fund III, LLC

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six	For the period from
	Months Ended	April 16, 2003 (Inception)
	June 30, 2004	through June 30, 2003
Cash flows from operating activities:
Net income (loss)	$468,880	$(381)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in operating assets and liabilities:
Interest receivable	(181,504)	—
Provision for loan losses	72,500	—
Due to Manager	78,915	5,381
Due to Vestin Group	8,982	—

Net cash provided by operating activities	447,773	5,000

Cash flows from investing activities:
Deposit on investment in real property	(125,000)	—
Proceeds received from sale of mortgage loans to private investor	2,113,791	—
Proceeds from loan payoff	7,732,962	—
Purchase of investments in mortgage loans from Fund II	(10,000,000)	—
Investments in mortgage loans on real estate	(14,505,716)	—

Net cash used by investing activities	(14,783,963)	—

Cash flows from financing activities:
Proceeds from issuance of member units	15,466,633	—
Reinvestments of distributions	157,520	—
Distributions	(403,834)	—

Net cash provided by financing activities	15,220,319	—

NET CHANGE IN CASH	884,129	5,000

Cash, beginning	4,952	—

Cash, ending	$889,081	$5,000

Interest paid during the period	$—	$—

Non-cash financing activities:
Offering costs paid by Manager and Vestin Group recorded as deferred offering costs and due to Manager on the accompanying balance sheet.	$180,763	$129,526

Change in loans funded through secured borrowing	$14,658,963	$—

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

NOTE A — ORGANIZATION

Vestin Fund III, LLC, a Nevada limited liability company (the “Company”), is primarily engaged in the business of investing in mortgage loans, where collateral is real property, and intends to invest in income-producing real property such as office, industrial and retail properties, multifamily residential units, and assisted living facilities. The Company was organized on April 16, 2003 and will continue until December 31, 2023 unless dissolved or extended under the provisions of the Company’s Operating Agreement. As a company investing in mortgage loans and real estate and raising funds through a public offering, the Company is subject to the North American Securities Administration Act Mortgage Program Guidelines and Real Estate Guidelines (collectively, the “NASAA Guidelines”) promulgated by the state securities administrators.

The manager of the Company is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, whose common stock is publicly held and traded on the Nasdaq SmallCap Market under the symbol “VSTN.” Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services and has originated over $1.8 billion in real estate loans. The Operating Agreement of the Company provides that the Manager controls the daily operating activities of the Company; including the power to assign duties, to determine how to invest the Company’s assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, the operating results of the Company are dependent on the Manager’s ability and intent to continue to service the Company’s assets. The operating agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the manager of Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”) and in Vestin Nevada, Inc., entities in similar businesses as the Company.

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

Certain reclassifications have been made to the prior period’s financial statements to conform with current year presentation.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3. DEFERRED OFFERING COSTS

Vestin Mortgage will be reimbursed by the Company for out of pocket offering costs in an amount not to exceed 2% of the gross proceeds of the offering. As of June 30, 2004, the Company had incurred approximately $848,000 of offering costs paid by Vestin Mortgage on behalf of the Company, which amounts were recorded as deferred offering costs. These deferred offering costs, which are primarily legal, accounting and registration fees, will be converted to membership units at a price of $10 per unit once the Company receives sufficient gross proceeds to ensure the deferred offering costs do not exceed 2% of the gross proceeds of the offering. Any additional offering costs incurred by the Company will be converted to membership units in the Company up to 2% of the gross proceeds of the offering and any additional costs will be absorbed by Vestin Mortgage.

4. ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit losses in the Company’s investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the property is sold.

5. SECURED BORROWINGS

As of June 30, 2004, the Company had secured borrowings of $10.0 million related to intercreditor and certain participation agreements with various loan participants (“Investors”). Pursuant to the intercreditor agreements, the Investor may invest in certain loans with Vestin Mortgage, Vestin Fund I, Vestin Fund II and the Company (collectively, the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements require the Lead Lenders to protect the Investor by (i) continuing to remit to the Investor the interest due on the participation amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance of the participation plus accrued interest.

Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. Pursuant to the participation agreements, the Investor may invest in one or more loans with the Lead Lenders. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.

Mortgage loan financing under the intercreditor and participation agreements are accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

NOTE C — INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans as of June 30, 2004 are as follows:

	Number		Weighted
Loan	Of		Average	Portfolio	Loan
Type	Loans	Balance	Interest Rate	Percentage	To Value*
Acquisition and development	1	$1,333,748	13.00%	9.10%	52.70%
Bridge	4	9,761,408	11.70%	66.59%	56.63%
Commercial	1	1,407,184	12.00%	9.60%	69.28%
Construction	1	156,623	11.00%	1.07%	63.03%
Land	2	2,000,000	12.50%	13.64%	72.91%

	9	$14,658,963	11.95%	100.00%	59.83%

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

As of June 30, 2004, all of the Company’s loans were secured by first deeds of trust.

The following is a schedule of contractual maturities of investments in mortgage loans as of June 30, 2004:

2004	$5,612,367
2005	3,490,371
2006	5,556,225

$14,658,963

The following is a schedule by geographic location of investments in mortgage loans as of:

	June 30, 2004	Portfolio
	Balance	Percentage
Arizona	$6,556,225	44.73%
Florida	4,000,000	27.29%
Hawaii	1,407,184	9.60%
Nevada	2,695,554	18.39%

	$14,658,963	100.00%

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 10% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

At June 30, 2004, all of the Company’s loans were performing (less than 90 days past due on interest payments). The Company’s Manager periodically evaluates all loans and concluded the underlying collateral is sufficient to protect the Company. Accordingly, no specific allowance for loan losses was deemed necessary for any loans in the portfolio.

The Company’s Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. The Company’s Manager believes that a general allowance for loan losses totaling $72,500 included in the accompanying balance sheet as of June 30, 2004 is adequate to address estimated credit losses in the Company’s investment in mortgage loan portfolio as of that date.

Decisions regarding an allowance for loan losses requires management’s judgment. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that the Company experiences losses greater than the amount of its allowance, the Company may incur a charge to its earnings that will adversely affect its operating results and the amount of any distributions payable to its members.

The following is a rollforward of the allowance for loan losses for the six months ended June 30, 2004:

	Balance at		Balance at
Description	January 1, 2004	Provisions	June 30, 2004
General Valuation Allowance	$—	$72,500	$72,500

NOTE D — DEPOSIT ON INVESTMENT IN REAL PROPERTY

As of June 30, 2004, the Company has deposited $125,000 to an escrow account for the purchase of an approximate 40,000 square foot new office building as further discussed in Note E. The purchase price is $9.9 million and once the transaction is consummated, the building will be fully leased earning gross rents of $71,645 per month beginning on August 1, 2004.

NOTE E — RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2004, the Company recorded management fees to the Company’s Manager of approximately $8,700 and $11,000, respectively. Additionally, for the three and six months ended June 30, 2004, the Company recorded pro rata distributions owed to the Company’s Manager of approximately $22,000 and $37,000, respectively.

As of June 30, 2004, amounts due to the Manager and Vestin Group approximating $942,000 are primarily related to deferred offering costs paid on behalf of the Company.

See also Note J – Subsequent Events.

NOTE F — SECURED BORROWINGS

As of June 30, 2004, the Company had $10.0 million in secured borrowings pursuant to intercreditor and certain participation agreements with the related amounts included in assets under secured borrowings. For the three and six month periods ended June 30, 2004, the Company recorded interest expense of approximately $242,000 and $360,000, respectively, related to the secured borrowings.

NOTE G — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The Company has evaluated its relationships and interest in entities that might be considered VIEs and concluded that no prerequisite conditions exist. Accordingly, the adoption of FIN 46 did not have an effect on the Company’s financial statements.

NOTE H — LEGAL MATTERS INVOLVING THE MANAGER

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest shareholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the Ninth Circuit United States Court of Appeals. The Company is not a party to the Action.

On May 30, 2003, Vestin Mortgage filed a civil action for damages in the amount of approximately $2,000,000 against First American Title Company in the Utah Third District Court (Case No. 030912242) for various causes of action in connection with First American Title Company’s alleged failure to note in its title report a bond assessment on certain foreclosed land in Utah. First American Title Company subsequently filed for dismissal and the case was dismissed on November 5, 2003. On March 2, 2004, Vestin Mortgage appealed the judgment to the Utah Court of Appeals.

The Company’s Manager is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities. The Manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Manager’s net income in any particular period.

NOTE I — LEGAL MATTERS INVOLVING THE COMPANY

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Vestin Group, Vestin Fund I and Vestin Fund II. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of August 16, 2004. The Company believes that it has complied with SEC disclosure requirements and is fully cooperating with the inquiry. The Company cannot at this time predict the outcome of the inquiry.

The Company believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Company’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Company’s net income in any particular period.

NOTE J –SUBSEQUENT EVENTS

On May 19, 2004, the Company entered into an agreement to purchase an office building located in Las Vegas, Nevada (the “Property”) for $9.9 million. Construction on the approximately 41,000 square foot Property has recently been completed. On March 31, 2003, the Company’s Manager had entered into a ten-year lease agreement with the unrelated party whereby the Manager will rent the entire building at a rate of $71,645 per month, which shall increase by 4% each year. The Company has obtained an analysis of the terms of such lease from an independent third party, which confirms the lease rate represents a reasonable market rate reasonable to both the Company and the Manager.

The Company will provide approximately 50% of the purchase price from its capital and will borrow approximately $5.0 million. The loan will have a ten year term at an interest rate of the greater of 5.4% or the sum of (i) the current ten year U.S. Treasury note as determined by the lender and (b) 86 basis points. Interest will be paid monthly.

The unrelated party purchased the real estate underlying the Property in March 2003 from a company wholly owned by Michael Shustek, the principal stockholder and Chief Executive Officer of the Manager, who has advised the Manager that he earned a profit of approximately $1 million in connection with the sale of such real estate to the unrelated party.

The Company expects to close the purchase of the Property in August 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three and six months ended June 30, 2004. This discussion should be read in conjunction with the Company’s financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company’s report on Form 10-K for the year ended December 31, 2003.

BACKGROUND

Vestin Fund III, LLC (the “Company”) was organized in April 2003 as a Nevada limited liability company, for the purpose of investing in real property and in mortgage loans secured by real estate originated by the Company’s manager, Vestin Mortgage, Inc. (the “Manager”), a licensed mortgage company in the State of Nevada. Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is traded on the Nasdaq SmallCap Market under the ticker symbol “VSTN.” Vestin Mortgage, Inc. is also the manager of Vestin Fund I, LLC, Vestin Fund II, LLC and inVestin Nevada, Inc. which are entities in similar businesses to the Company.

OVERVIEW

On November 7, 2003, the Company’s Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“Unit”). The Company commenced operations on February 12, 2004. By June 30, 2004, the Company had sold 1,546,663 units. Members may participate in the Company’s Distribution Reinvestment Plan whereby the member’s distribution may be used to purchase additional units at $10.00 per unit. As of June 30, 2004, an additional 15,752 units have been purchased under this plan.

SUMMARY OF FINANCIAL RESULTS

	Three months	Six months
	Ended June 30,	Ended June 30,
	2004	2004
Total revenues	$647,907	$952,245
Total expenses	360,914	483,365

Net income	$286,993	$468,880

Net income allocated to members per
weighted average membership units	$0.22	$0.45

Annualized rate of return to members (a)	8.73%	11.8%

Weighted average membership units	1,317,948	1,053,509

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of June 30, 2004 divided by the number of days during the period (91 days for the three months ended June 30, 2004 and 138 days from February 12, 2004, the day the minimum $10 million was achieved, through June 30, 2004) and multiplied by three hundred and sixty five (365) days, then divided by ten (the $10 cost per unit).

Total Revenues. Revenues for the three and six months ended June 30, 2004 of approximately $648,000 and $952,000, respectively, were derived primarily from interest income on mortgage loans approximating $628,000 and $926,000, respectively.

Approximately $148,000 of the Company’s interest revenue for the three and six months ended June 30, 2004 was derived from interest reserves.

Total Expenses. For the three months ended June 30, 2004, expenses totaled approximately $361,000 which is primarily related to management fees of approximately $8,700, a provision for loan losses totaling $72,500 related to potential losses in the loan portfolio, and interest expense related to secured borrowings of approximately $242,000. For the six months ended June 30, 2004, expenses totaled approximately $483,000 which is primarily related to management fees of approximately $11,000, a provision for loan losses totaling $72,500 related to potential losses in the loan portfolio, and interest expense related to secured borrowings of approximately $360,000.

In addition, the Company’s Manager will be reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering. As of June 30, 2004, the Company had incurred approximately $848,000 of offering costs paid by the Manager on behalf of the Company, which amounts were recorded as deferred offering costs. These deferred offering costs, which are primarily legal, accounting and registration fees, will be converted to membership units at a price of $10 per unit once the Company receives sufficient gross proceeds to ensure that the deferred offering costs do not exceed 2% of the gross proceeds of the offering. Any additional offering costs incurred by the Company will be converted to membership units in the Company up to 2% of the gross proceeds of the offering and any additional costs will be absorbed by Vestin Mortgage.

Net Income. Net income for the three and six months ended June 30, 2004 totaled approximately $287,000 and $469,000, respectively.

Annualized Rate of Return to Members. For the three months ended June 30, 2004, annualized rate of return to members totaled 8.73%. For the six months ended June 30, 2004, annualized rate of return to members totaled 11.8%.

Distributions to Members. For the six months ended June 30, 2004, members received distributions totaling $403,834. The foregoing distributions were paid entirely from Net Income Available for Distribution as defined in the Company’s Operating Agreement. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of June 30, 2004, the Company had investments in mortgage loans secured by real estate totaling $14.6 million, including nine loans of which all were secured by first deeds of trust.

As of June 30, 2004, the weighted average contractual interest rate on the Company’s investment in mortgage loans is 11.95%. These mortgage loans have contractual maturities within the next 24 months.

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

Based upon this evaluation the Company’s Manager believes that the allowance for loan losses totaling $72,500 included in the accompanying balance sheet as of June 30, 2004 is adequate to meet estimated credit losses.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit impairment in the Company’s investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the property is sold.

Secured Borrowing

Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements provide the Company additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with the Company, Vestin Mortgage, Vestin Fund I and/or Vestin Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements require the Lead Lenders to protect the Investor’s by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participated loan amount from the Investor for the outstanding balance plus accrued interest. Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. Pursuant to the participation agreements, the Investor may invest in one or more loans with the Lead Lenders. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the participation arrangement is also accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operational purposes. The Company does not have any significant capital expenditures. Accordingly, the Company believes that cash held at bank institutions will be sufficient to meet the Company’s capital requirements in the next twelve months. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company’s affairs. The Company is charged by the Manager a monthly management fee of up to 0.25% of the Company’s aggregate capital contributions. Pursuant to the Company’s Operating Agreement, the Company recorded management fees to the Manager during the three and six months ended June 30, 2004 of approximately $8,700 and $11,100, respectively.

During the six months ended June 30, 2004, cash flows provided by operating activities approximated $0.4 million. Investing activities consisted of cash provided by loan sales and payoffs of approximately $9.8 million and cash used in purchases of investments in mortgage loans approximating $24.5 million. Financing activities consisted of members’ distributions of $0.2 million (net of reinvestments) and issuance of member units totaling approximately $15.5 million.

As of June 30, 2004, members holding approximately 62% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

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

As of June 30, 2004, the Company did not have any significant non-performing assets which generally consist of non-performing loans or real estate held for sale.

At June 30, 2004, the Company had $0.9 million in cash and $26.7 million in total assets. It appears the Company has sufficient working capital to meet its operating needs in the near term.

As of June 30, 2004, the Company had secured borrowings of $10.0 million related to intercreditor and certain participation agreements with various loan participants (“Investors”). Pursuant to the intercreditor agreements, the Investor may invest in certain loans with Vestin Mortgage, Vestin Fund I, Vestin Fund II and the Company (collectively, the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements require the Lead Lenders to protect the Investors by (i) continuing to remit to the Investor the interest due on the participation amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance of the participation plus accrued interest. Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. Pursuant to the participation agreements, the Investor may invest in one or more loans with the Lead Lenders. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the intercreditor and participation agreements are accounted for as a secured borrowing in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

The Company maintains working capital reserves of approximately 3% of aggregate members’ capital accounts in cash. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying security properties, expend money to satisfy unforeseen obligations and for other permitted uses of the working capital. Working capital reserves of up to 3% are included in the funds committed to loan investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans.

FACTORS AFFECTING THE COMPANY’S OPERATING RESULTS

The Company’s business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, the Company’s operating results may be affected by:

Risks of Investing in Mortgage Loans

•	The Company’s underwriting standards and procedures are more lenient than conventional lenders in that the Company will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

•	The Company approves mortgage loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry the Company’s Manager performs will not reveal all material facts pertaining to the borrower and the security.

•	Appraisals may be performed on an “as-if developed” basis, if a loan goes into default prior to development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan. `

•	The Company’s results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, the Company expects that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean the Company will have fewer loans to acquire, thus reducing the Company’s revenues and the distributions to members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm the Company’s reputation and make it more difficult for the Company to attract investors willing to acquire interest in mortgage loans.

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

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q the words or phrases “will likely result,” “are expected to,” “is anticipated,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates and fluctuations in operating results. Such factors, which are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, primarily from changes in interest rates. The Company does not have any assets or liabilities denominated in foreign currencies nor does it own any options, futures or other derivative instruments.

Most of the Company’s assets consist of mortgage loans, including those that are financed under intercreditor agreements. Loans financed under intercreditor and participation agreements approximated $10.0 million at June

30, 2004 and are classified as assets under secured borrowing. Such financing is at a weighted average contractual interest rate of 11.95%. These mortgage loans mature within the next 24 months. All of the outstanding mortgage loans at June 30, 2004 are fixed rate loans. All of the mortgage loans are held for investment purposes and are held to their maturity date. None of the mortgage loans have prepayment penalties.

As of June 30, 2004, the Company had cash totaling $0.9 million. The Company anticipates that approximately 3% of its assets will be held in such accounts as cash reserves. Additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Vestin Mortgage, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Vestin Group, Vestin Fund I and Vestin Fund II. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of August 16, 2004. The Company believes that it has complied with SEC disclosure requirements and is fully cooperating with the inquiry. The Company cannot at this time predict the outcome of the inquiry.

The Company believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Company’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Company’s net income in any particular period.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) The Company’s Operating Agreement has been amended and restated to allow for monthly distributions rather than quarterly distributions.

(b) On February 12, 2004, the Company raised the required $10,000,000 to break escrow and commence operations. The units sold under the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-11 (the “Registration Statement”) (Reg. No. 333-105017) that was declared effective by the SEC on November 7, 2003. The Company registered 12 million units, including units under its Dividend Reinvestment Plan, at a selling price of $10 per unit. The aggregate price of the offering amount registered was $120 million. In connection with the offering, a 10% commission was to be paid on all sales of units sold by selected dealers. However, pursuant to Post Effective Amendment No. 1 to the Registration Statement, which was declared effective by the SEC on May 28, 2004, dealers will no longer receive any commissions. Vestin Capital, Inc., an affiliate of Vestin Mortgage, Inc., the Company’s manager (“Vestin Mortgage”), will receive 0.5% of the gross proceeds of the offering for due diligence expenses. In addition, all out of pocket expenses related to this offering, including expenses incurred in connection with the offer and sale of units under the Company’s Distribution Reinvestment Plan, will be advanced by Vestin Mortgage and will be reimbursed by the Company for up to 2% of the gross proceeds received in the offering. As of June 30, 2004, the Company had incurred approximately $848,000 of offering costs paid by Vestin Mortgage on behalf of the Company, which are primarily legal, accounting and registration fees. These deferred offering costs will be converted into membership units at $10 per unit once the Company receives sufficient gross offering proceeds to ensure that the offering costs do not exceed 2% of the gross proceeds of the offering. As of June 30, 2004, the Company had raised $15,466,330 and an additional $157,520 under its Dividend Reinvestment Plan.

The Company has invested in 9 loans totaling approximately $14.7 million as of June 30, 2004. The Company anticipates that it will invest no less than 82% of the gross proceeds of the offering and the distributions reinvested under the Company’s Dividend Reinvestment Plan in mortgage loans and real property. Once the Company is fully funded, the Company anticipates investing approximately 70% of its proceeds in real property and approximately 30% in mortgage loans. However, such percentages are only a guideline, the actual percentages may vary. The Company will not invest more than 20% of its proceeds in any one property once it is fully funded. The Company will retain approximately 3% of offering proceeds as a working capital reserve.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the second quarter ended June 30, 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Page
Number/
Exhibit		Filing
Number	Description	Method
3.1	Articles of Organization	(1)

3.2	Amendment to Articles of Organization

3.3	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)	(2)

4	Distribution Reinvestment Plan	(3)

10.1	Mortgage Loan Application, dated June 3, 2004, by Vestin Fund III, LLC to Morgan Stanley Mortgage Capital Inc.

10.2	Assignment Agreement, dated January 23, 2004, by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc. and Owens Mortgage Investment Fund

10.3	Intercreditor Agreement, dated January 17, 2003, by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Western United Life Assurance Company

10.4	Intercreditor Agreement, dated April 22, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund

10.5	Intercreditor Agreement, dated June 24, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund

10.6	Participation Agreement, dated May 13, 2004, by and among Vestin Fund I, LLC, Vestin Fund II, LLC, Vestin Fund III, LLC and Royal Bank of America

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(2)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.

(3)	Incorporated herein by reference to Exhibit 4.4 of our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VESTIN FUND III, LLC

By: Vestin Mortgage, Inc., its sole manager

By:	/s/ Lance K. Bradford

Lance K. Bradford
Director, Secretary and Treasurer
(Chief Financial Officer of the Manager
and Duly Authorized Officer)

Dated: August 16, 2004

VESTIN FUND III, LLC

A Nevada Limited Liability Company

INDEX TO EXHIBITS

Page
Number/
Exhibit		Filing
Number	Description	Method
3.1	Articles of Organization	(1)

3.2	Amendment to Articles of Organization

3.3	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)	(2)

4	Distribution Reinvestment Plan	(3)

10.1	Mortgage Loan Application, dated June 3, 2004, by Vestin Fund III, LLC to Morgan Stanley Mortgage Capital Inc.

10.2	Assignment Agreement, dated January 23, 2004, by and between Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC, Owens Financial Group, Inc. and Owens Mortgage Investment Fund

10.3	Intercreditor Agreement, dated January 17, 2003, by and among Vestin Mortgage, Inc., Vestin Fund I, LLC, Vestin Fund II, LLC and Western United Life Assurance Company

10.4	Intercreditor Agreement, dated April 22, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund

10.5	Intercreditor Agreement, dated June 24, 2004, by and between Vestin Mortgage, Inc. and Owens Mortgage Investment Fund

10.6	Participation Agreement, dated May 13, 2004, by and among Vestin Fund I, LLC, Vestin Fund II, LLC, Vestin Fund III, LLC and Royal Bank of America

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(2)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.

(3)	Incorporated herein by reference to Exhibit 4.4 of our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.