Form 10-Q
period 2004-09-30
VESTIN FUND III LLC
filed 2004-11-15
CIK 1230634

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Transition Period From                       To

COMMISSION FILE NUMBER 333-105017

VESTIN FUND III, LLC

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	87-0693972
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8379 WEST SUNSET BOULEVARD, LAS VEGAS, NEVADA 89113
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

Yes  [   ]   No  [X]

As of October 31, 2004 the Issuer had 2,121,341 of its Units outstanding.

PAGE
PART I FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance sheets as of September 30, 2004 (unaudited), and December 31, 2003	3
Consolidated Statements of income for the three and nine months ended September 30, 2004 and for the period from April 16, 2003 (inception) through September 30, 2003 (unaudited)	4
Consolidated Statement of members’ equity for the nine months ended September 30, 2004 (unaudited)	5
Consolidated Statements of cash flows for the nine months ended September 30, 2004 and for the period from April 16, 2003 (inception) through September 30, 2003 (unaudited)	6
Condensed notes to consolidated financial statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Controls and Procedures	17
PART II OTHER INFORMATION	18
Item 1. Legal Proceedings	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	18
SIGNATURES	19
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Vestin Fund III, LLC

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
	(unaudited)
ASSETS
Cash	$3,463,399	$4,952
Interest receivable	99,647	—
Rents receivable from Manager	71,645
Investment in mortgage loans, net of allowance for loan losses of $72,500 as of September 30, 2004	10,052,319	—
Investment in real property, net of accumulated depreciation of $29,201	9,770,799	—
Capitalized loan fees, net of amortization of $1,366	113,436
Assets under secured borrowings	4,133,575	—
Deferred offering costs	869,221	667,437

	$28,574,041	$672,389

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Due to Manager	$1,000,275	$673,088
Secured borrowings	4,133,575	—
Note payable	4,950,000	—

Total liabilities	10,083,850	673,088
Members’ equity — Minimum 1,000,000 units, maximum 12,000,000 units issued at $10 per unit, 1,841,265 units outstanding at September 30, 2004	18,490,191	(699)

Total members’ equity	18,490,191	(699)

Total liabilities and members’ equity	$28,574,041	$672,389

The accompanying notes are an integral part of these statements.

Vestin Fund III, LLC

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

			For the Period from
	For the Three	For the Nine	April 16, 2003 (date of
	Months Ended	Months Ended	inception) through
	September 30, 2004	September 30, 2004	September 30, 2003
Revenues
Interest income from investments in mortgage loans	$580,546	$1,506,621	$—
Rental income	101,690	101,690
Other	4,003	30,173	—

Total revenues	686,239	1,638,484	—

Operating expenses
Management fees	10,763	21,910	—
Interest expense	177,643	537,458	—
Provision for loan losses	—	72,500	—
Expenses related to investment in real property	19,377	21,876	—
Depreciation and amortization	30,567	30,567	—
Other	14,637	52,042	381

Total operating expenses	252,987	736,353	381

NET INCOME (LOSS)	$433,252	$902,131	$(381)

Net income (loss) allocated to members	$433,252	$902,131	$(381)

Net income (loss) allocated to members per weighted average membership units	$0.25	$0.59	$—

Weighted average membership units	1,712,296	1,519,198	—

The accompanying notes are an integral part of these statements.

Vestin Fund III, LLC

CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited)

	Units	Amount
Members’ equity at December 31, 2003	—	$(699)
Issuance of units	1,812,255	18,122,548
Distributions	—	(823,890)
Reinvestments of distributions	29,010	290,101
Net income	—	902,131

Members’ equity at September 30, 2004	1,841,265	$18,490,191

The accompanying notes are an integral part of these statements.

Vestin Fund III, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine	For the period from
	Months Ended	April 16, 2003 (Inception)
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income (loss)	$902,131	$(381)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	29,201	—
Amortization of capitalized loan fees	1,366	—
Provision for loan losses	72,500	—
Change in operating assets and liabilities:
Interest receivable	(99,647)	—
Rents due from Manager	(71,645)	—
Capitalized loan fees	(114,802)	—
Due to Manager	125,403	5,381

Net cash provided by operating activities	844,507	5,000

Cash flows from investing activities:
Investments in mortgage loans on real estate	(16,802,481)	—
Purchase of investments in mortgage loans from Vestin Fund II, LLC	(10,000,000)	—
Proceeds received from sale of mortgage loans to Vestin Fund II, LLC	5,000,000	—
Sale of mortgage loans	2,113,791	—
Proceeds from loan payoff	9,563,871	—
Purchase of investment in real property	(4,850,000)	—

Net cash used by investing activities	(14,974,819)	—

Cash flows from financing activities:
Proceeds from issuance of member units	18,122,548	—
Distributions, net of reinvestments	(533,789)	—

Net cash provided by financing activities	17,588,759	—

NET CHANGE IN CASH	3,458,447	5,000
Cash, beginning	4,952	—

Cash, ending	$3,463,399	$5,000

Interest paid during the period	$—	$—

Non-cash financing activities:
Offering costs paid by Vestin Mortgage, Inc. recorded as deferred offering costs and due to manager on the accompanying balance sheet.	$201,784	$129,526

Change in loans funded through secured borrowing	$4,133,575	$—

Note payable related to acquisition of investment in real estate	$4,950,000	$—

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

NOTE A — ORGANIZATION

Vestin Fund III, LLC, a Nevada limited liability company, (the “Company”) is primarily engaged in the business of investing in mortgage loans, where collateral is real property, invests in income-producing real property such as office properties, and intends to invest in other income-producing real property, such as industrial and retail properties, multifamily residential units, and assisted living facilities. The Company was organized on April 16, 2003 and will continue until December 31, 2023 unless dissolved or extended under the provisions of the Company’s Operating Agreement. As a company investing in mortgage loans and real estate and raising funds through a public offering, the Company is subject to the North American Securities Administration Act Mortgage Program Guidelines and Real Estate Guidelines (collectively, the “NASAA Guidelines”) promulgated by the state securities administrators.

The manager of the Company is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. The Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”), whose common stock is publicly held and traded on the Nasdaq SmallCap Market under the symbol “VSTN.” Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services and has originated over $1.8 billion in real estate loans. The operating agreement of the Company provides that the Manager controls the daily operating activities of the Company; including the power to assign duties, to determine how to invest the Company’s assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, the operating results of the Company are dependent on the Manager’s ability and intent to continue to service the Company’s assets. The operating agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the manager of Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”) and inVestin Nevada, Inc., entities in similar businesses as the Company.

VF III HQ, LLC, a wholly owned subsidiary of the Company, is a single asset limited liability company created for the purpose of owning real estate.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim consolidated financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform with current year presentation.

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

3. INVESTMENTS IN REAL PROPERTY

Real property is stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction and any tenant improvements or major improvements that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

Real property is depreciated using the straight-line method over the useful lives of the assets by class generally as follows:

Building	40 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term

The Company’s Manager continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate and intangible assets to their fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real property held by the Company during the three or nine months ended September 30, 2004.

4. DEFERRED OFFERING COSTS

Vestin Mortgage will be reimbursed by the Company for out of pocket offering costs in an amount not to exceed 2% of the gross proceeds of the offering. As of September 30, 2004, the Company had incurred approximately $869,000 of offering costs paid by Vestin Mortgage to third parties on behalf of the Company, which amounts were recorded as deferred offering costs. These deferred offering costs, primarily legal, accounting and registration fees, will be converted to membership units at a price of $10 per unit once the Company receives sufficient gross proceeds to ensure the deferred offering costs do not exceed 2% of the gross proceeds of the offering. Any future offering costs incurred by the Company will be converted to membership units in the Company up to 2% of the gross proceeds of the offering. Any additional costs exceeding the 2% will be absorbed by Vestin Mortgage.

5. ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses on its investment in mortgage loans for estimated credit losses in the Company’s investment in mortgage loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the asset is disposed of.

6. SECURED BORROWINGS

As of September 30, 2004, the Company had secured borrowings of $4.1 million related to intercreditor agreements (“Agreements”) and certain participation agreements with various loan participants (“Investors”). The Agreements provide the Company with additional funding sources for mortgage loans whereby the Investor may invest in certain loans with Vestin Mortgage, Fund I, Fund II and the Company (collectively, the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance of the participation plus accrued interest.

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

NOTE C — INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans as of September 30, 2004 are as follows:

	Number		Weighted
Loan	Of		Average	Portfolio	Loan
Type	Loans	Balance**	Interest Rate	Percentage	To Value*
Acquisition and development	2	$2,236,463	12.55%	22.09%	60.44%
Bridge	3	5,434,968	10.01%	53.68%	32.32%
Commercial	1	815,106	11.00%	8.05%	64.10%
Construction	1	156,623	11.00%	1.55%	63.02%
Land	2	1,481,659	12.27%	14.63%	55.71%

	9	$10,124,819	11.00%	100.00%	59.17%

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

	September 30,
	2004	Portfolio
Loan Type	Balance**	Percentage
First mortgages	$10,124,819	100.00%
Second mortgages	—	0.00%

	$10,124,819	100.00%

The following is a schedule of contractual maturities of investments in mortgage loans as of September 30, 2004:

2004	$15,237
2005	4,689,851
2006	5,419,731

$10,124,819

The following is a schedule by geographic location of investments in mortgage loans as of:

	September 30,
	2004	Portfolio
	Balance**	Percentage
Arizona	$6,701,391	66.19%
California	1,015,105	10.02%
Nevada	1,408,323	13.91%
Oklahoma	1,000,000	9.88%

	$10,124,819	100.00%

** The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet.

September 30,
2004
Balance per Loan Portfolio	$10,124,819
Less:
Allowance for Loan Losses	(72,500)

Balance per Balance Sheet	$10,052,319

The Company has six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 10% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

At September 30, 2004, all of the Company’s loans were performing (less than 90 days past due on interest payments). The Company’s Manager periodically evaluates all loans and concluded the underlying collateral is sufficient to protect the Company. Accordingly, no specific allowance for loan losses was deemed necessary for any loans in the portfolio.

The Company’s Manager has evaluated the collectibility of the loans in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. The Company’s Manager believes that a general allowance for loan losses totaling $72,500 included in the accompanying balance sheet as of September 30, 2004 is adequate to address estimated credit losses in the Company’s investment in mortgage loan portfolio as of that date.

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

The following is a rollforward of the allowance for loan losses for the nine months ended September 30, 2004:

			Balance at
	Balance at		September 30,
Description	January 1, 2004	Provisions	2004
General Valuation
Allowance	$—	$72,500	$72,500

NOTE D — INVESTMENT IN REAL PROPERTY

During the three months ended September 30, 2004, the Company acquired an approximately 41,000 square foot office building located at 8379 West Sunset Blvd in Las Vegas, Nevada. The purchase price and related closing costs was approximately $9.8 million. As of September 30, 2004, the building was fully leased earning rental revenues of $71,645 per month. The Company provided $4,850,000 of the purchase price from its capital and borrowed $4,950,000 for the remainder of the purchase price. The Company subsequently transferred the real property to its wholly-owned subsidiary.

See Note F for further discussion.

NOTE E — LEASING ACTIVITY

Future minimum base rental income due under non-cancelable leases with customers in effect as of September 30, 2004 is as follows:

2004	$214,935
2005	859,740
2006	859,740
2007	859,740
2008	859,740
Thereafter	4,800,215

$8,454,110

NOTE F — RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2004, the Company recorded management fees to the Company’s Manager of approximately $11,000 and $22,000, respectively. Additionally, for the three and nine months ended September 30, 2004, the Company recorded pro rata distributions owed to the Company’s Manager of approximately $22,000 and $59,000, respectively.

As of September 30, 2004, amounts due to the Manager and Vestin Group of approximately $1.0 million are primarily related to deferred offering costs paid on behalf of the Company as well as unpaid management fees and distributions.

During the three months ended September 30, 2004, the Company acquired an office building (and subsequently transferred it to its wholly-owned subsidiary) located in Las Vegas, Nevada (the “Property”) for approximately $9.8 million, which is inclusive of $200,000 paid to the Manager for acquisition and advisory fees related to diligence and other services provided in connection with the purchase of the building. On March 31, 2003, the Company’s Manager had entered into a ten-year lease agreement whereby the Manager will rent the entire building at a rate of $71,645 per month, which shall increase by 4% each year. The Company has obtained an analysis of the terms of such lease from an independent third party, which confirms the lease rate represents a reasonable market rate reasonable to both the Company and the Manager.

The property underlying the building was originally purchased by an unrelated party from a company wholly owned by the principal stockholder and Chief Executive Officer of the Manager who has advised the Manager that he earned a profit of approximately $1 million in connection with the sale.

NOTE G — SECURED BORROWINGS

As of September 30, 2004, the Company had $4.1 million in secured borrowings pursuant to intercreditor and certain participation agreements with the related amounts included in assets under secured borrowings. For the three and nine month periods ended September 30, 2004, the Company recorded interest expense of approximately $178,000 and $537,000, respectively, related to the secured borrowings.

NOTE H — NOTE PAYABLE

Note payable consists of the following:

Balance at
September 30,
2004
10- year note payable to Morgan Stanley Capital, Inc. secured by real property, bearing interest at 5.6% per annum, payable in monthly principal and interest installments of $30,694	$4,950,000

As of September 30, 2004, the scheduled maturity of the note payable is as follows:

2004	$22,887
2005	94,815
2006	100,263
2007	106,024
2008	112,116
Thereafter	4,513,895

$4,950,000

NOTE I — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The Company has evaluated its relationships and interest in entities that might be considered VIEs and concluded that no prerequisite conditions exist. Accordingly, the adoption of FIN 46 did not have an effect on the Company’s consolidated financial statements.

NOTE J — LEGAL MATTERS INVOLVING THE MANAGER

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

NOTE K — LEGAL MATTERS INVOLVING THE COMPANY

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Vestin Group, Fund I and Fund II. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of November 15, 2004. The Company believes that it has complied with SEC disclosure requirements and has cooperated with the inquiry. The Company cannot at this time predict the outcome of the inquiry.

The Company believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Company’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Company’s net income in any particular period.

NOTE L –SUBSEQUENT EVENTS

In accordance with Section 7.8 of the Company’s operating agreement, the Company’s Manager has completed its annual review of the value of the Company’s assets and has determined that, as a result of an increase in the value of the assets owned by the Company, the value of members capital accounts must be adjusted from $10 per unit to $10.30 per unit. As a result, new units sold by the Company on or after November 10, 2004 will be sold at $10.30 per unit. The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP. Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of the Company’s financial condition and results of operations for the three and nine months ended September 30, 2004. This discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other detailed information regarding the Company appearing elsewhere in this Form 10-Q and the Company’s report on Form 10-K for the year ended December 31, 2003.

BACKGROUND

Vestin Fund III, LLC (the “Company”) was organized in April 2003 as a Nevada limited liability company for the purpose of investing in real property and in mortgage loans secured by real estate originated by the Company’s manager, Vestin Mortgage, Inc. (the “Manager”), a licensed mortgage company in the State of Nevada. Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc., a Delaware corporation, whose common stock is traded on the Nasdaq SmallCap Market under the ticker symbol “VSTN.” Vestin Mortgage, Inc. is also the manager of Vestin Fund I, LLC (“Vestin Fund I”), Vestin Fund II, LLC (“Vestin Fund II”) and inVestin Nevada, Inc. which are entities in similar businesses to the Company.

OVERVIEW

On November 7, 2003, the Company’s Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“Unit”). The Company commenced operations on February 12, 2004. By September 30, 2004, the Company had sold 1,812,255 units. Members may participate in the Company’s Distribution Reinvestment Plan whereby the member’s distribution may be used to purchase additional units at $10.00 per unit. As of September 30, 2004, an additional 29,010 units have been purchased under this plan.

SUMMARY OF FINANCIAL RESULTS

	Three months	Nine months
	ended September	ended September
	30, 2004	30, 2004
Total revenues	$686,239	$1,638,484
Total expenses	252,987	736,353

Net income	$433,252	$902,131

Net income allocated to members per Weighted average membership units	$0.25	$0.59

Annualized rate of return to members (a)	10.04%	9.34%

Weighted average membership units	1,712,296	1,519,198

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of September 30, 2004 divided by the number of days during the period (92 days for the three months ended September 30, 2004 and 232 days from February 12, 2004 the day the minimum $10 million was achieved through September 30, 2004) and multiplied by three hundred and sixty five (365) days, then divided by ten (the $10 cost per unit).

Total Revenues. Revenues for the three and nine months ended September 30, 2004 of approximately $686,000 and $1,638,000, respectively, were derived primarily from interest income on mortgage loans approximating $581,000 and $1,507,000, respectively. During the three and nine months ended September 30, 2004, revenues also included approximately $102,000 in rental income from income producing real property.

Approximately $220,000 and $368,000 of the Company’s interest revenue for the three and nine months ended September 30, 2004, respectively, was derived from interest reserves.

Total Expenses. For the three months ended September 30, 2004, expenses totaled approximately $253,000, which is primarily related to management fees of approximately $11,000, interest expense related to secured borrowings of approximately $178,000, and depreciation and amortization of approximately $31,000. For the nine months ended September 30, 2004, expenses totaled approximately $736,000, which are primarily related to management fees of approximately $22,000, and interest expense related to secured borrowings of approximately $537,000, and depreciation and amortization of approximately $31,000.

In addition, the Company’s Manager will be reimbursed for out of pocket offering expenses in a amount not to exceed 2% of the gross proceeds of the offering. As of September 30, 2004, the Company had incurred approximately $869,000 of offering costs paid by the Manager on behalf of the Company, which amounts were recorded as deferred offering costs. These deferred offering costs, which are primarily legal, accounting and registration fees, will be converted to membership units at a price of $10 per unit once the Company receives sufficient gross proceeds to ensure that the deferred offering costs do not exceed 2% of the gross proceeds of the offering. Any additional offering costs incurred by the Company will be converted to membership units in the Company up to 2% of the gross proceeds of the offering. Any additional costs above 2% of the gross proceeds of the offering will be absorbed by Vestin Mortgage.

Net Income. Net income for the three and nine months ended September 30, 2004 totaled approximately $433,000 and $902,000, respectively.

Annualized Rate of Return to Members. For the three months ended September 30, 2004, annualized rate of return to members totaled 10.04%. For the nine months ended September 30, 2004, annualized rate of return to members totaled 9.34%.

Distributions to Members. For the three and nine months ended September 30, 2004, members received distributions totaling $425,758 and $823,890. The foregoing distributions were paid entirely from Net Income Available for Distribution as defined in the Company’s Operating Agreement. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of September 30, 2004, the Company had investments in mortgage loans secured by real estate totaling $10.1 million, including nine loans of which all were secured by first deeds of trust.

As of September 30, 2004, the weighted average contractual interest rate on the Company’s investment in mortgage loans is 11.00%. These mortgage loans have contractual maturities within the next 24 months.

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

Based upon this evaluation the Company’s Manager believes that the allowance for loan losses totaling $72,500 included in the accompanying balance sheet as of September 30, 2004 is adequate to meet estimated credit losses.

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

All leases on real property held by the Company are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases, unless rental income is dependent upon criteria that cannot be determined at inception of the lease. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred, and, are billed to tenants pursuant to the terms of the underlying leases. Rents paid in advance, which do not qualify for revenue recognition, are deferred to future periods.

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

Secured Borrowings

Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) and participation agreements are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements provide the Company additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with the Company and/or Vestin Fund I, and/or Vestin Fund II (collectively, “the Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and for general operational purposes. The Company does not have any significant capital expenditures. Accordingly, the Company believes that cash held at bank institutions will be sufficient to meet the Company’s capital requirements in the next twelve months. The Company does not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because the Manager will continue to manage the Company’s affairs. The Company is charged by the Manager a monthly management fee of up to 0.25% of the Company’s aggregate capital contributions. Pursuant to the Company’s Operating Agreement, the Company recorded management fees to the Manager during the three and nine months ended September 30, 2004 of approximately $11,000 and $22,000, respectively.

During the nine months ended September 30, 2004, cash flows provided by operating activities approximated $0.8 million. Investing activities consisted of cash provided by loan sales and payoffs of approximately $16.7 million and cash used in purchases of investments in mortgage loans approximating $26.8 million. Financing activities consisted of members’ distributions of $0.5 million (net of reinvestments) and issuance of member units totaling approximately $18.1 million.

As of September 30, 2004, members holding approximately 62% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will depend upon our performance as well as the number of our members who prefer to reinvest rather than receive current distributions of their income.

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

As of September 30, 2004, the Company did not have any significant non-performing assets.

At September 30, 2004, the Company had $3.5 million in cash and $28.6 million in total assets. It appears the Company has sufficient working capital to meet its operating needs in the near term.

As of September 30, 2004, the Company had secured borrowings of $4.1 million related to intercreditor agreements (“Agreements”) and certain participation agreements with various loan participants (“Investors”). The Agreements provide the Company with additional funding sources for mortgage loans whereby the Investor may invest in certain loans with Vestin Mortgage, Vestin Fund I, Vestin Fund II and the Company (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Agreements provide that the Lead Lenders must repay the Investors loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance of the participation plus accrued interest.

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

Off Balance Sheet Arrangements

The Company does not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2004.

	Payment due by period
		Less than 1			More than
Contractual Obligation	Total	year	1-3 years	3-5 years	5 years
Secured borrowings	$4,133,575	$4,133,575	$—	$—	$—

RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2004, the Company recorded management fees to the Company’s Manager of approximately $11,000 and $22,000, respectively. Additionally, for the three and nine months ended September 30, 2004, the Company recorded pro rata distributions owed to the Company’s Manager of approximately $22,000 and $59,000, respectively.

As of September 30, 2004, amounts due to the Manager and Vestin Group of approximately $1.0 million are primarily related to deferred offering costs paid on behalf of the Company as well as unpaid management fees and distributions.

During the three months ended September 30, 2004, the Company acquired an office building located in Las Vegas, Nevada (the “Property”) for $9.8 million inclusive of $200,000 paid to the Manager for acquisition and advisory fees related to diligence and other services provided in connection with the purchase of the building. On March 31, 2003, the Company’s Manager had entered into a ten-year lease agreement whereby the Manager will rent the entire building at a rate of $71,645 per month, which shall increase by 4% each year. The Company has obtained an analysis of the terms of such lease from an independent third party, which confirms the lease rate represents a reasonable market rate reasonable to both the Company and the Manager. The Company transferred the building to its wholly-owned subsidiary during the third quarter.

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

Risk of Defaults

The Company’s performance will be directly impacted by any defaults on the loans in its portfolio. As noted above, the Company may experience a higher rate of defaults than conventional mortgage lenders. The Company seeks to mitigate the risk by estimating the value of the underlying collateral and insisting on low loan-to-value ratios. However, no assurance can be given that these efforts will fully protect the Company against losses on defaulted loans. Moreover, during the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that the Company will earn less (if any) income from such loans, thereby reducing the Company’s earnings.

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

Risks of Investing in Real Estate

•	Changes in the real estate market may reduce the demand for the types of loans that the Company makes. In addition, a decline in real estate values could impair the Company’s security in outstanding loans its investments in real property.

•	Tenant defaults, tenant improvements, cost of insurance, uninsured losses, cost of compliance with laws, and undetected environmental hazards may adversely affect the Company’s operating results and the amounts of cash available for distributions.

•	A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, the Company may suffer reduced revenues resulting in less cash to be distributed to members. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Effect of Fluctuations in the Economy

A portion of the Company’s business, making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which the Company concentrates its loans, could result in a decline in the demand for real estate development loans. In order to stay fully invested during a period of declining demand for real estate loans, the Company may be required to make loans on terms less favorable to the Company or to make loans involving greater risk to the Company. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although the Company’s lending rates are not directly tied to the Federal Reserve Board’s discount rate, a sustained and widespread decline in interest rates will impact the interest the Company is able to earn on its loans. Since the Company’s loans generally do not have prepayment penalties, declining interest rates may also cause the Company’s borrowers to prepay their loans and the Company may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of the Company’s borrowers to complete their projects and obtain take out financing. This in turn could increase the level of defaults the Company may experience.

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

Most of the Company’s assets consist of mortgage loans, including those that are financed under intercreditor agreements. Loans financed under intercreditor and participation agreements approximated $4.1 million at September 30, 2004 and are classified as assets under secured borrowing. Such financing is at a weighted average contractual interest rate of 11.00%. These mortgage loans mature within the next 24 months. All of the outstanding mortgage loans at September 30, 2004 are fixed rate loans. All of the mortgage loans are held for investment purposes and are held to their maturity date. None of the mortgage loans have prepayment penalties.

As of September 30, 2004, the Company had cash totaling $3.5 million. The Company anticipates that approximately 3% of its assets will be held in such accounts as cash reserves. Additional deposits in such accounts will be made as funds are received by the Company from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. The Company believes that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Vestin Mortgage, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, CEO and CFO have concluded that, as of the end of the period, the Company’s disclosure controls and procedures were effective.

There has been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to the Company, Vestin Group, Vestin Fund I and Vestin Fund II. The staff of the SEC has not identified the reasons for its inquiry, which remains ongoing as of November 15, 2004. The Company believes that it has complied with SEC disclosure requirements and has cooperated with the inquiry. The Company cannot at this time predict the outcome of the inquiry.

The Company believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Company’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Company’s net income in any particular period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) On February 12, 2004, the Company raised the required $10,000,000 to break escrow and commence operations. The units sold under the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-11 (the “Registration Statement”) (Reg. No. 333-105017) that was declared effective by the Securities and Exchange Commission (“SEC”) on November 7, 2003. The Company registered 12 million units, including units under its Dividend Reinvestment Plan, at a selling price of $10 per unit. The aggregate price of the offering amount registered was $120 million. Vestin Capital, Inc., an affiliate of Vestin Mortgage, Inc., the Company’s manager (“Vestin Mortgage”), will receive 0.5% of the gross proceeds of the offering for due diligence expenses. In addition, all expenses related to this offering, including expenses incurred in connection with the offer and sale of units under the Company’s Distribution Reinvestment Plan, will be advanced by Vestin Mortgage and will be reimbursed by the Company for up to 2% of the gross proceeds received in the offering, which would leave $76 million in gross proceeds. As of September 30, 2004, the Company had incurred approximately $869,000 of offering costs paid by Vestin Mortgage on behalf of the Company, which are primarily legal, accounting and registration fees. These deferred offering costs will be converted into membership units at $10 per unit once the Company receives sufficient gross offering proceeds to ensure that the offering costs do not exceed 2% of the gross proceeds of the offering. As of September 30, 2004, the Company had raised $18,122,548 or 1,812,255 units and an additional $290,101 or 29,010 units under its Dividend Reinvestment Plan.

The Company has invested in 9 loans totaling approximately $10.1 million as of September 30, 2004 and real property in Las Vegas, Nevada totaling approximately $9.8 million. The Company anticipates that it will invest no less than 82% of the gross proceeds of the offering and the distributions reinvested under the Company’s Dividend Reinvestment Plan in mortgage loans and real property. Once the Company is fully funded, the Company anticipates investing approximately 70% of its proceeds in real property and approximately 30% in mortgage loans. However, such percentages are only a guideline, the actual percentages may vary. The Company will not invest more than 20% of its proceeds in any one property once it is fully funded. The Company will retain approximately 3% of offering proceeds as a working capital reserve.

(c) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter ended September 30, 2004.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit
No.	Description of Exhibits
3.1(1)	Articles of Organization

3.2(2)	Certificate of Amendment to Articles of Organization

3.3(3)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

4(4)	Distribution Reinvestment Plan

10.7	Purchase and Sale Agreement, dated August 1, 2004, by and between Luke Properties, LLC and Vestin Fund III, LLC

10.8	Assignment and Assumption Agreement dated August 16, 2004 by and between Vestin Fund III, LLC and VFIII HQ, LLC

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(2)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004, File No. 333-105017.

(3)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.

(4)	Incorporated herein by reference to Exhibit 4.4 of our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VESTIN FUND III, LLC

By: Vestin Mortgage, Inc., its sole manager

By:	/s/ Lance K. Bradford

Lance K. Bradford
Director, Secretary and Treasurer
(Chief Financial Officer of the Manager
and Duly Authorized Officer)

Dated: November 15, 2004

VESTIN FUND III, LLC

A Nevada Limited Liability Company

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibits
3.1(1)	Articles of Organization

3.2(2)	Certificate of Amendment to Articles of Organization

3.3(3)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

4(4)	Distribution Reinvestment Plan

10.7	Purchase and Sale Agreement, dated August 1, 2004, by and between Luke Properties, LLC and Vestin Fund III, LLC

10.8	Assignment and Assumption Agreement dated August 16, 2004 by and between Vestin Fund III, LLC and VFIII HQ, LLC

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of Lance K. Bradford

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(2)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004, File No. 333-105017.

(3)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.

(4)	Incorporated herein by reference to Exhibit 4.4 of our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.