Form 10-K
period 2004-12-31
VESTIN FUND III LLC
filed 2005-03-30
CIK 1230634

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2004
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 333-105017
VESTIN FUND III, LLC
(formerly RE Investments III, LLC)
(Exact name of registrant as specified in its charter)

NEVADA	87-0693972
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
8379 W. Sunset Road, Las Vegas, Nevada 89113
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code
702.227.0965
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
NONE
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑       No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐       No ☑
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.
      As of March 23, 2005, the Company had 2,705,116 Units outstanding.

PART I
Note Regarding Forward Looking Statements
      This report and other written reports and oral statements made from time to time by us may contain forward looking statements. Such forward looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar meaning. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for mortgage loans or real property purchased by us, future economic conditions and pending litigation involving us. Some of the factors which could affect future results are set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Operating Results.”

Item 1.	Business
General
      We were organized in April 16, 2003 as a Nevada limited liability company. Under our Operating Agreement, our existence ends on December 31, 2023, unless the members vote to extend our duration. In this prospectus we refer to Vestin Fund III, LLC as “the Company,”, “the Fund”, “we,” “us,” or “our.” We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940 nor are we subject to any regulation thereunder. We are engaged in the business of investing in mortgage loans where the collateral is real property. We also invest in income-producing real property such as office properties, and intend to invest in other income-producing real property, such as industrial and retail properties, multifamily residential units, and assisted living facilities. As a company investing in mortgage loans and raising funds through a public offering, we are subject to the North American Securities Administration Act Mortgage Program Guidelines and Real Estate Guidelines (collectively, the “NASAA Guidelines”) promulgated by the state securities administrators.
      Our Manager is Vestin Mortgage, Inc. (“Manager”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). Vestin Group’s common stock currently trades in the pink sheets published by the National Quotation Bureau. On March 25, 2005, the Board of Directors of Vestin Group announced that it has received a proposal from Vestin Group’s majority shareholder, Michael V. Shustek, to acquire any and all of the outstanding shares of Vestin Group common stock which he does not currently own. As a result, Vestin Group may become a privately held company in the near future. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services and has originated over $1.8 billion in real estate loans. Our Operating Agreement provides that the Manager controls the daily operating activities of the Company; including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, our operating results are dependent on the Manager’s ability and intent to continue to service the Company’s assets. The operating agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.
      Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”) and inVestin Nevada, Inc., entities that also invest in mortgage loans.
Real Estate Program Objectives
      Once the Fund is fully funded, we anticipate investing approximately 70% of our net proceeds in real property and approximately 30% in mortgage loans. However, such percentages are only a guideline, the actual percentages may vary.
      We will invest in income producing multifamily residential units, assisted living facilities, office buildings, industrial and retail properties and other income-producing real property, such as hotels and resorts, restaurants, parking lots and amusement parks. Our manager intends to apply its prior experience in investing in mortgage loans to its evaluation and investment in real property on our behalf. Accordingly, we intend to invest in real property throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily Arizona, California, Hawaii, Nevada and Texas. Depending on the market and on our performance, we may expand our investments throughout the United States.
      We intend to purchase properties in the range of $5 million to $30 million. However, our actual purchases may vary from these guidelines.
      Our principal investment objectives are:

•	Provide monthly cash distributions to investors from the lease income earned on our properties;

•	Preserve capital contributions; and

•	Realize growth in the value of our properties upon our ultimate sale of such properties.
      We cannot assure that we will achieve these objectives or that the total amount of capital we have will not decrease. Vestin Mortgage may change our investment guidelines, subject to the fiduciary obligations that it owes to all members and in accordance with the terms of our operating agreement. However, Vestin Mortgage may not change our investment objectives, except upon majority approval of the unit-holders holding a majority of outstanding units. Vestin Mortgage has no authority to do anything that would impair our ability to carry on our ordinary business as a mortgage or real property investor.
Mortgage Program Objectives
      We invest in mortgage loans throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily Arizona, California, Hawaii, Nevada and Texas. Depending on the market and on the Fund’s performance, we plan to expand our investments throughout the United States. However, Vestin Mortgage has limited experience outside of the Pacific Southwest. The loans we invest in will be selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or someone else originates a loan for us, that person identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about 10 to 20 days. Vestin Mortgage will obtain, negotiate and make each loan, after which we acquire the loan, provided that the cost of the mortgage does not exceed the funds reasonably anticipated to be available to us to purchase the loan.
      As a non-conventional lender, we are more willing to invest in mortgage loans to borrowers that conventional lenders would not deem to be creditworthy. Because of our increased willingness to fund riskier loan types and borrowers, borrowers are willing to pay us an interest rate that is above the rates charged by conventional lenders. We intend to invest in a significant amount of loans in which the real property being developed is not generating any income to the borrower. We anticipate investing 10% to 70% of our assets allocated for mortgages in construction loans and not more than 25% of our mortgage assets in unimproved land loans. Our second mortgage investments are riskier because our rights will be subject to the rights of the first mortgage lender. We may invest up to 10% of our mortgage assets in second mortgage loans. The “balloon payment” loans and bridge loans in which we invest are riskier because the borrower’s repayment depends on their ability to refinance the loan or develop the property so it can refinance the loan. We anticipate investing up to 50% of our mortgage assets in bridge loans. In addition, we expect to invest approximately 20% to 50% of our assets allocated for mortgages in commercial property loans, 10% to 25% in acquisition and development loans and a small percentage in residential property loans. The actual allocations may vary materially from the guidelines above depending on the amount available for investment in mortgages.
      In addition to those policies contained in our prospectus and Operating Agreement, Vestin Mortgage may establish written policies on loans and borrowings.
      Our principal investment objectives are to:

•	Produce revenues from the interest income on our mortgage loans;

•	Provide monthly cash distributions to investors from the net income earned on our mortgage loans;

•	Preserve capital contributions; and

•	Reinvest, to the extent permissible, payments of principal and proceeds of prepayments, sales and insurance proceeds, net of expenses.
Acquisition and Investment Policies
      We will seek to invest substantially all of the net Offering proceeds and distribution reinvestments in mortgage loans and real property, after paying applicable fees and expenses, if any. The allocation of our investments between real property and mortgages will be at the discretion of our Manager depending on the amounts available for investment and investment opportunities. Once the Fund is fully funded, we anticipate investing approximately 70% of our net proceeds in real property and 30% in mortgage loans. However, such percentages are only a guideline, the actual percentages may vary. Although the NASAA Guidelines require reserves of not less than 1% of the Offering proceeds, approximately 3% of net proceeds will be held as a working capital cash reserve. Vestin Mortgage will be reimbursed by us for up to 2% of the gross proceeds received in this Offering for all expenses advanced. At Vestin Mortgage’s election, it may receive units in lieu of cash reimbursement. Such expenses include those incurred by us and owed or paid to attorneys, accountants, brokers or other non-related third parties in connection with the preparation of this Offering. Vestin Mortgage will not be reimbursed or credited for any further Offering expenses it incurs.
Real Estate Program Policies and Guidelines
      We intend to primarily invest in income producing multifamily residential units, office, industrial, and retail properties, assisted living facilities and other income-producing real property. Such properties may include properties used for hotels and resorts, restaurants, parking lots, amusement parks or other leasehold properties. We intend to primarily lease the real property owned by us. We intend to hold our properties until such time as we believe it is the optimal time to enable us to capitalize on the potential for increased income and capital appreciation of our properties.
      By investing primarily in different types of properties, we believe we will reduce our overall portfolio risk and enhance our overall portfolio returns. Once we are fully funded, no single property will comprise more than 20% of our funds.
      We may acquire income-producing properties which have been developed with funds provided by us pursuant to our mortgage program. For example, we may make a loan to a developer for the purchase of unimproved land. After the developer has improved the land, we may then purchase the real property.
      We will seek to invest in properties that will satisfy our investment objectives of maximizing distributions, preserving capital and realizing capital appreciation upon the ultimate sale of our properties. We intend to invest in properties located in the United States. We will initially seek to invest in properties located in Arizona, California, Hawaii, Nevada and Texas. We do not intend to invest in unimproved land or construction or development of properties.
      Vestin Mortgage has not previously been engaged in the business of direct investment in real property. In making investment decisions for us, Vestin Mortgage will consider factors such as the location of the property, its income-producing capacity, the prospects for long-range appreciation, return on capital and liquidity and income tax considerations. Vestin Mortgage will have substantial discretion with respect to the selection of specific investments.
      We will obtain independent appraisals for each property in which we invest. Additionally, we will not rely or utilize any appraisals which have not been commissioned by us. However, we will rely on our own independent analysis of various criteria, including such appraisals, in determining whether or not to invest in a particular property. Appraisals are estimates of value and should not be relied upon as measures of true worth or realizable value.

      Our obligation to purchase any property will generally be conditioned upon the delivery and verification of certain documents from the seller or developer, including, environmental reports, evidence of marketable title, audited financial statements covering recent operations of properties with operating histories and title and liability insurance policies. We will attempt to ensure all of our properties are adequately insured to cover casualty losses. However, there are types of losses which are uninsurable or not economically insurable or may be insurable subject to limitations, such as large deductibles or co-payments.
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
Leasing
      The terms and conditions of any lease we enter into with our tenants may vary substantially. However, we expect that our leases will be the type customarily used between landlords and tenants in the geographic area where the property is located. We intend to diversify our portfolio. However, we cannot predict at this time what the allocation will be.
      Multifamily. Multifamily leases provide for terms of 6 months to 3 years and require tenants to pay monthly lease payments and a security deposit equal to one month’s rent. Under such leases, the landlord is generally directly responsible for all real estate taxes, sales and use taxes, special assessments, insurance and building repairs.
      Office. Office leases generally have terms of 3 to 10 years and require tenants to pay monthly lease payments and a security deposit equal to one month’s rent. The landlord may be responsible for all real estate taxes, sales and use taxes, special assessments, insurance and building repairs, utilities and other building operation and management costs.
      Industrial. Industrial leases generally have terms of 5 to 20 years and require tenants to pay monthly lease payments and a security deposit equal to one month’s rent. The tenant typically is responsible for its share of building operation and management costs, including real estate taxes, sales and use taxes, special assessments, insurance and building repairs, and utilities.
      Retail. Retail leases generally have terms of 3 to 5 years with multiple options and require tenants to pay monthly lease payments and a security deposit equal to one month’s rent. The tenant typically is responsible for its share of building operation and management costs, including real estate taxes, sales and use taxes, special assessments, insurance and building repairs, and utilities.
      Assisted Living. Assisted living leases have terms of 1 to 2 years and require tenants to pay monthly lease payments and a security deposit equal to one month’s rent. The landlord is generally directly responsible for all real estate taxes, sales and use taxes, special assessments, insurance and building repairs.
Other Income Producing Properties
      We will execute new tenant leases and tenant lease renewals, expansions and extensions with terms that are dictated by the current market conditions. If it is economically practical, we will verify the creditworthiness of each tenant. If we verify the creditworthiness of each tenant, we will use industry credit rating services for any guarantors of each potential tenant. We will also obtain relevant financial data from potential tenants and guarantors, such as income statements, balance sheets and cash flow statements. We may require personal guarantees from shareholders of our corporate tenants. However, there can be no guarantee that the tenants selected will not default on their leases.
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
Borrowing Policies
      We may borrow funds to acquire our properties. We will not incur debt in an amount greater than the sum of 85% of the aggregate purchase price of all real property owned by us plus 70% of the aggregate fair market value of all our other assets.
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
      In the event of participation with a publicly registered affiliate, the investment objectives of the participants shall be substantially identical. There shall be no duplicate fees. The compensation to the sponsors must be substantially identical, and the investment of each participant must be substantially the same terms and conditions. Each participant shall have right of first refusal to buy the other’s interest if the co-participant decides to sell its interest. We may participate in joint ventures or partnerships with affiliates that are not publicly registered if the investment is necessary to relieve Vestin Mortgage from any commitment to purchase a mortgage entered into prior to the closing of the offering, there are no duplicate fees, the investment of each entity is on the same terms and condition and the participants have a right of first refusal to buy if Vestin Mortgage wishes to sell a mortgage held in the joint venture.
      We will not give Vestin Mortgage, Vestin Group or any of their affiliates any consideration similar to rebates or give-backs or enter into reciprocal arrangements with Vestin Mortgage or its affiliates that might be entered into in lieu of participations.
Disposition
      We anticipate that periodically and at our termination and dissolution, we will sell our properties. We intend to hold various real properties in which we invest until such time as a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. We will consider multiple factors in deciding on whether or not to dispose of our properties, including potential capital appreciation, cash flow and federal income tax considerations. We will decide when to sell our properties based upon economic and market conditions. Vestin Mortgage may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time.

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
Mortgage Program Policies and Guidelines
      We anticipate that a majority of our collateral on our mortgage loans will be the real property that the borrowers are purchasing, refinancing or developing with the funds that we make available. We sometimes refer to these real properties as the security properties. While we may invest in other types of loans, we believe that most of the loans in which we invest will have been made to real estate developers with a lesser proportion of loans involving land loans and bridge financing. Our mortgage investments will not be insured or guaranteed by any government agency. We will not give any rebates or enter into any reciprocal agreement with Vestin Mortgage or any of its affiliates that enables Vestin Mortgage or its affiliates to receive a rebate.
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
      Vestin Mortgage may obtain our loans from non-affiliated mortgage brokers and previous borrowers and by solicitation of new borrowers in those states where permissible. We may purchase existing loans that were originated by third party lenders and acquired by Vestin Mortgage to facilitate our purchase of the loans. Vestin Mortgage will sell the loans to us for no greater than Vestin Mortgage’s cost, not including its service fees and compensation. There are no specific requirements or guidelines governing Vestin Mortgage’s discretion in determining which mortgage loans it will place with us and which it will place with other funding sources.
      When selecting mortgage loans for us, Vestin Mortgage will adhere to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1. Priority of Mortgages. We anticipate investing at least 90% of our assets allocated for mortgages in secured first mortgages. First mortgages are mortgages secured by a full or divided interest in a first deed of trust secured by the property. Other mortgages that we invest on the secured property will not be junior to more than one other mortgage. The only subordinated mortgages we currently intend to invest in at this time are second mortgages, although in the future we may invest in wraparound, or all-inclusive, mortgages.

2. Loan-to-Value Ratio. We do not anticipate the amount of our loan combined with the outstanding debt secured by a senior mortgage on a security property will exceed the following percentage of the appraised value of the security property at origination:

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

We depend upon our real estate security to protect us on the loans that we make. We depend upon the skill of independent appraisers to value the security underlying our loans. However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events. In addition, most of the appraisals will be prepared on an “as if-developed” basis. If the loan goes into default prior to completion of the project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of funds available to distribute.

3. Terms of Mortgage Loans. Most of our loans will range from a six-month term to a five-year term. Our original loan agreements, however, will permit extensions to the term of the loan by mutual consent. Such extensions will generally be provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.

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

4. Escrow Conditions. Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

•	Borrowers will obtain title insurance coverage for all loans, with the title insurance policy naming us as the insured and providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the security property.

•	Borrowers will obtain fire and casualty insurance for all loans secured by unimproved real property, naming us as loss payee in an amount sufficient to cover the replacement cost of improvements.

•	All insurance policies, notes, deeds of trust or mortgages, escrow agreements, and any other loan documents for a particular transaction will name us as payee and beneficiary. Mortgage loans will not be written in the name of Vestin Mortgage or any other nominee.

5. Purchase of Mortgage Investments from Affiliates. We may acquire mortgage loans from our affiliates, including Vestin Mortgage. If the loans were acquired to facilitate their acquisition by us, provided that such loan is purchased by us for a price not in excess of the par value of the note or its fair market value, whichever is lower, plus allowable fees and expenses in accordance with applicable NASAA guidelines, but without the allowance of any other compensation for the loans. Except for the compensation paid to Vestin Mortgage described elsewhere in this prospectus, all income generated and expense associated with the mortgage so acquired shall be treated as belonging to us.

6. Note Hypothecation. We may also acquire mortgage loans secured by assignments of secured promissory notes. These mortgage loans must satisfy our stated investment standards, including our loan-to-value ratios, and also may not exceed 80% of the principal amount of the assigned note. For example, if the property securing a note we acquire is commercial property, the total amount of outstanding debts secured by the property must not exceed 75% of the appraised “as-if developed” value of the property, and the mortgage loan will not exceed 80% of the principal amount of the assigned note. For mortgage loans secured by promissory notes, we will rely on the appraised “as-if developed” value of the underlying property, as determined by a written appraisal which was conducted within the then-preceding twelve months at the time of loan origination. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property.

7. Participation. We may also participate in loans with other lenders, including affiliates as permitted by NASAA Guidelines, by providing funds or purchasing an undivided interest in a loan meeting our investment guidelines described above. We will directly own any loans purchased jointly with other lenders. We would be more likely to participate in loans if, for example:

•	we did not have sufficient funds to invest in an entire loan.

•	we received offering proceeds that were insufficient to adequately diversify our portfolio.

•	we are seeking to increase the diversification in our loan portfolio.

•	Vestin Mortgage originated a loan that fit within our investment guidelines, but it would constitute more than 20% of our anticipated capital contribution or otherwise be disproportionately large given our then existing portfolio.

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

In the event of participation with a publicly registered affiliate, the investment objectives of the participants shall be substantially identical. There shall be no duplicate fees. The compensation to the sponsors must be substantially identical, and the investment of each participant must be on substantially the same terms and conditions. Each participant shall have a right of first refusal to buy the other’s interest if the co-participant decides to sell its interest. We will not participate in joint ventures or partnerships with affiliates that are not publicly registered, except as permitted by NASAA Guidelines.

We will not give Vestin Mortgage, Vestin Group or any of their affiliates any consideration similar to rebates or give-backs or enter into reciprocal arrangements with Vestin Mortgage or its affiliates that might be entered into in lieu of participations.

8. Diversification. The NASAA Guidelines provide that we neither invest in nor make mortgage loans on any one property which would exceed, in the aggregate, an amount equal to 20% of our capital, nor may we invest in or make mortgage loans to or from any one borrower which would exceed, in the aggregate, an amount greater than 20% of our capital.

9. Reserve Fund. Although the NASAA Guidelines require reserves of not less than 1% of the offering proceeds, we will establish contingency working capital reserves of approximately 3% of the net proceeds of this Offering to cover our unexpected cash needs.

10. Credit Evaluations. Before making a loan, Vestin Mortgage must first determine a borrower has sufficient equity in the security property to meet the loan-to-value ratios described above. Vestin Mortgage may also consider the income level and creditworthiness of a borrower to determine its ability to repay the mortgage loan.

11. Sale of Mortgage Investments. Although Vestin Mortgage has no plan to do so, Vestin Mortgage may sell our mortgage loans or interests in our loans to either affiliates or non-affiliated parties when Vestin Mortgage believes it is advantageous to us to do so. However, as noted elsewhere in this prospectus, we do not expect that the loans will be marketable or that a secondary market will ever develop for them. We may sell our mortgage loans to Vestin Mortgage under limited circumstances pursuant to the NASAA Guidelines.

Mortgage Loans to Affiliates
      We do not invest in mortgage loans made to Vestin Mortgage, Vestin Group or any of our affiliates. However, we may acquire an investment in a mortgage loan payable by Vestin Mortgage when Vestin Mortgage has assumed the obligations of the borrower under that loan, through a foreclosure on the property.
Purchase of Loans from Vestin Mortgage and its Affiliates
      In addition to those loans Vestin Mortgage selects for us, we may purchase loans that were originated by Vestin Mortgage or other parties and first held for Vestin Mortgage’s own portfolio, as long as the loan satisfies all of our lending criteria. This requirement also applies to any loan originated by an affiliate of Vestin Mortgage, such as Vestin Group, Michael Shustek, Chief Executive Officer of Vestin Group, or another principal of Vestin Mortgage. However, we do not acquire loans from or sell loans to mortgage programs in which Vestin Mortgage has an interest unless it is in compliance with NASAA Guidelines.
Types of Loans We Intend to Invest In
      We primarily invest in loans which are secured by first or second mortgages on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial, residential and bridge loans. We make investments based upon the guidelines set forth below. However, the actual allocation may vary from the guidelines below depending on the amount available for investment in mortgages, and may vary materially prior to the completion of the Offering of our units.

Raw and Unimproved Land Loans
      Approximately 15% to 25% of the loans we invest in may be loans made for the purchase or development of raw, unimproved land. Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. Generally, we invest in loans up to 60% of the “as-if developed” appraised value of the property and we generally require that the borrower has invested in the property actual capital expenditures of at least 25% of the property’s value. “As-if developed” values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection of a purchaser against multiple alternatives, and successful development by the purchaser, upon which development is dependent on availability of financing. As of December 31, 2004, approximately 16% of our loans were in this category.

Acquisition and Development Loans
      Approximately 10% to 25% of the loans we invest in may be acquisition and development loans. These loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. We generally invest in loans with a face value of up to 60% of the appraised value of the property. Loan to value ratios on acquisition and development loans are calculated using “as-if developed” appraisals. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of December 31, 2004, approximately 46% of our loans were in this category.

Construction Loans
      Approximately 10% to 70% of the loans we invest in may be construction loans. A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan generally are not forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We review the property appraisal and proposed improvements, and will generally finance up to 75% of the appraised value of the property and proposed improvements. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of December 31, 2004, approximately 2% of our loans were in this category.

Commercial Property Loans
      Approximately 20% to 50% of the loans we invest in may be commercial property loans. Commercial property loans provide funds to allow commercial borrowers to acquire income producing property or to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. Generally, we review the property appraisal and generally invest in loans for up to 75% of such appraised value of the property. As of December 31, 2004, approximately 25% of our loans were in this category.

Residential Loans
      A small percentage of the loans we invest in may be residential loans. Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower uses one of the units on the property as such borrower’s principal residence. Generally, we invest in loans for up to 75% of the appraised value of the property. As of December 31, 2004, there were no loans in this category.

Bridge Loans
      Up to 15% of our loans may be bridge loans. Such loans provide interim financing (12 to 24 months) to enable commercial borrowers to qualify for permanent refinancing. We review the property appraisal and generally invest in loans of up to 75% of that value of the property. Such appraisals may be based on either an “as-is basis” or “as-if developed” basis, depending on the circumstances, and therefore, may not be an accurate indicator of the fair value of the property. As of December 31, 2004, approximately 11% of our loans were in this category.

Collateral
      The types of collateral that secure the loans brokered by us include a first deed of trust, a second deed of trust or a leasehold interest.

First Deed of Trust
      Most of our loans are secured by a first deed of trust. Thus as a lender, we will have rights as a first mortgage lender of the collateralized property. As of December 31, 2004, more than 81% of our loans were secured by a first deed of trust.

Second Deed of Trust
      Up to 10% of our loans may be secured by second deeds of trust. In a second mortgage loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first mortgage lender. In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first mortgage lender, but the aggregate indebtedness evidenced by the loan documentation will be the first mortgage loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives. As of December 31, 2004, less than 19% of our loans were secured by a second deed of trust.

Leasehold Interest
      Up to 20% of the loans we invest in may be in loans where the collateral is an interest in a lease. As of December 31, 2004, we did not have any loans secured by a leasehold interest.

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
Extensions to Term of Loan
      Our original loan agreements will permit extensions to the term of the loan by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, we will only grant extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan.
Interest Reserves
      We sometimes invest in loans which include a commitment for an interest reserve which is usually established at loan closing. We or other lenders may advance the interest reserve with the amount of the borrower’s indebtedness increased by the amount of such advances. As of December 31, 2004, interest reserves had been established on approximately $0.5 million of our outstanding loans.
Balloon Payment
      Currently all of the loans we invest in or purchase will require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. There are no specific criteria used in evaluating the credit quality of borrowers for mortgage loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay mortgage loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.
Repayment of Mortgages on Sales of Properties
      We may require a borrower to repay a mortgage loan upon the sale of the mortgaged property rather than allow the buyer to assume the existing loan. We will require repayment if we determine that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the creditworthiness of the buyer and our objectives. We will either invest our net proceeds from any capital transaction in new mortgage loans or hold the net proceeds as cash or distribute them to our members. These net proceeds will also include the principal of a loan deemed to be repaid for tax purposes as a result of the nature of a loan modification or loan extension. Our Operating Agreement provides that whether we choose to distribute the proceeds or reinvest them, members will be deemed to have received a distribution of capital and recontributed the same amount to us. Capital transactions include payments of principal, foreclosures, and prepayments of mortgages, to the extent classified as a return of capital under the Internal Revenue Code, and any other disposition of a mortgage or property.
Variable Rate Loans
      Occasionally we may acquire variable rate loans. Variable rate loans originated by Vestin Mortgage may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index or the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). Vestin Mortgage may negotiate spreads over these indices of 2.5% to 5.5%, depending upon market conditions when the loan is made. As of December 31, 2004, we did not hold any variable rate loans, and all of the loans in the mortgage loans portfolio were fixed rate loans.
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
      Variable rate loans generally have interest rate caps. We anticipate that the interest rate cap will be a ceiling that is 2% to 4% above the initial rate with a floor rate equal to the initial rate. For these loans there is the risk that the market rate may exceed the interest cap rate.
      Variable rate loans of five to ten year maturities are not assumable without the prior consent of Vestin Mortgage. We do not expect to invest or purchase a significant amount of other assumable loans. To minimize our risk, any borrower assuming an existing mortgage loan will be subject to the same underwriting criteria as the original borrower.
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
No Trust or Investment Company Activities
      We have not qualified as a real estate investment trust under the Internal Revenue Code, and therefore we are not subject to the restrictions on its activities that are imposed on real estate investment trusts. We conduct our business so that we are not an “investment company” within the meaning of the Investment Company Act of 1940. Last, we intend to conduct our business so that we are not to be deemed a “dealer” in mortgage loans for federal income tax purposes.
Various Other Policies and Procedures
      Without approval of a majority of the members, we will not:

•	issue securities senior to the units or issue any units or other securities for other than cash;

•	invest in the securities of other issuers for the purpose of exercising control, except when exercising our rights as a secured lender;

•	underwrite securities of other issuers;

•	discontinue providing our members with the reports described in this prospectus;

•	offer securities in exchange for property; or

•	change the nature of our business or our investment policies.
Competition and General Economic Conditions
      There are hundreds of commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders competing to make the type of loans in which we invest. No particular competitor dominates the market. For the past few years, the institutional lenders have not been as active in the commercial mortgage market as in prior years. Recently, however, many major institutional lenders have re-entered the commercial mortgage market due to a stronger economy, stabilized or increased property values and leasing rates, and the decrease in demand for residential loans. As a result, we anticipate competition for investments in mortgages secured by commercial properties, which creates pressure on lenders to lower interest rates. Consequently, we may not be able to obtain as high interest rates on mortgage investments as we would otherwise obtain, which would affect our revenues and the distributions. There are numerous investors in income producing real estate including, REITs, insurance companies, pension funds, property management companies and high net worth individuals. Many of these investors have substantially more financial resources and experience than we have, which may enable them to acquire the most attractive properties on the market. We may also invest in real estate in areas where competition for tenants lowers leasing rates. Consequently, we may earn less lease revenue which would lower our distributions.
Regulation
      Our operations are conducted by Vestin Mortgage. Vestin Mortgage’s operations as a mortgage company are subject to extensive regulation by federal, state and local laws and governmental authorities. Vestin Mortgage conducts its real estate mortgage business under a license issued by the State of Nevada. As of October 1, 2003, Vestin Mortgage is now regulated by the Mortgage Lending Division of the State of Nevada. Under applicable Nevada law, the division has broad discretionary authority over Vestin Mortgage’s activities, including the authority to conduct periodic regulatory audits of all aspects of Vestin Mortgage’s operations.
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
      Investment capital raised by us is subject to the Mortgage Program Guidelines of the North American Securities Administrators Association (“NASAA”). These guidelines are adopted by various state agencies charged with protecting the interest of the investors. Administrative fees, loan fees, and other compensation paid to Vestin Mortgage and its affiliates are generally limited by the NASAA program guidelines. These guidelines also include certain investment procedures and criteria which are required for new loan investments.
      Since our business is regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict our ability to broker or service loans, further limit or restrict the amount of commissions, interest and other charges earned on loans brokered by us, or otherwise adversely affect our business or prospects.
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
      We will not engage in the following:

•	issue senior securities;

•	acquire property for membership interests;

•	issue any units after termination of this Offering or issue units in exchange for property;

•	underwrite securities of other issuers;

•	make loans to Vestin Mortgage or its affiliates.
      We do not intend to become an investment company under the Investment Company Act of 1940. We will only repurchase our securities in response to a request for redemption pursuant to our operating agreement.
Employees
      We do not have any employees. As of March 23, 2005, our Manager, Vestin Mortgage, and its parent company, Vestin Group, Inc., employed 30 personnel of which one was a part-time employee. Of these employees, 5 were employed to identify, arrange, and service loans, 5 were employed to by the broker dealer engaged to perform the administrative functions in selling our units, and 20 performed general and administrative as well as information technology and marketing functions.
Available Information
      Our Internet website address is www.vestinfund.com. We make available free of charge through www.vestingroup.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable, after such material is electronically filed or furnished to the Securities and Exchange Commission.

Item 2.	Properties
      Our Manager, Vestin Mortgage, operates from its executive offices at 8379 West Sunset Road, Las Vegas, Nevada 89113. We do not have any separate offices.
      Our Manager shares an office building which is owned by us of approximately 42,000 square feet with its parent corporation, Vestin Group, which in turn leases its principal executive offices from us. The lease agreement governing this property expires in March 2014 and the base rent is approximately $71,645 per month.

Item 3.	Legal Proceedings
Legal matters involving Our Manager
      Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, the largest shareholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.
      Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the Ninth Circuit United States Court of Appeals. We are not a party to the Action.
      Our Manager is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities. Our Manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. Our Manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our Manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our Manager’s net income in any particular period.
Legal matters involving the Company
      The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to us, Vestin Group, Fund I and Fund II. We have fully cooperated during the course of the informal inquiry. On January 6, 2005, we received from the SEC an “Order Directing Private Investigation and Designating Officers to Take Testimony” which appears to focus on the financial reporting of us, Fund I and Fund II. We intend to continue to cooperate fully in this matter and believe we have complied with SEC disclosure requirements. We cannot at this time predict the outcome of this matter.
      We may become involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. The outcome of any such proceedings could have a material impact on our net income in any particular period.

Item 4.	Submission of Matters to a Vote of Security Holders
      On January 17, 2005, our Members approved certain amendments to our Operating Agreement at a Special Meeting of the Members. The amendments are described in an 8-K report we filed with the SEC on January 20, 2005, as amended on January 21, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Market Information
      There is no established public trading market for the trading of Units.
Holders
      a. As of March 23, 2005, approximately 790 Unit holders held 2,705,116 Units of interest in the Company.
Dividend Policy
      We generally distribute to members on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with U.S. generally accepted accounting principles. Our Operating Agreement also permits distributions of capital. We made distributions of $1,349,851 (prior to reinvested distributions) during the year ended December 31, 2004, all of which was paid from Net Income Available for Distribution.

Recent Sales of Unregistered Securities
      None.
Equity Compensation Plan Information
      None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Units Purchased as	Units that May yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Units Purchased(1)	Paid per Unit	or Programs	Programs

October 2004	280,120	$10.00	None	None
November 2004	279,914	$10.00	None	None
December 2004	70,850	$10.30	None	None

(1)	Pursuant to our Operating Agreement, members may request to have their units redeemed. However, in order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year.

Item 6.	Selected Financial Data

	December 31,	December 31,
	2004	2003

Balance Sheet Data:
Investments in mortgage loans (net of allowance)	$13,519,998	$—
Cash, cash equivalents, certificates of deposits and short-term investments	$6,285,989	$4,952
Interest and other receivables	$127,263	$—
Investment in real property	$9,813,977	$—
Capitalized loan fees (net of allowance)	$110,566	$—
Assets under secured borrowing	$2,590,491	$—
Deferred offering costs	$926,054	$667,437
Total assets	$33,374,338	$672,389
Liabilities	$8,612,004	$673,088
Members’ capital	$24,762,334	$(699)
Total liabilities and Members’ capital	$33,374,338	$672,389

		For the Period
	12 Months	from April 16,
	Ended	2003 (Inception)
	December 31,	to December 31,
	2004	2003

Income Statement Data:
Revenues	$2,359,786	$—
Expenses	$989,853	$699
Net income (loss)	$1,369,933	$(699)
Net income (loss) allocated to Members	$1,369,933	$(699)
Net income (loss) allocated to Members per weighted average membership units	$0.78	$—
Cash distributions	$1,349,851	$—
Cash distributions per weighted average membership units	$0.77	$—
Weighted average membership units	1,751,700	—
      The information in this table should be read in conjunction with the accompanying audited financial statements and notes to financial statements included elsewhere in this document.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background
      We were organized in April 16, 2003 as a Nevada limited liability company. Under our Operating Agreement, our existence ends on December 31, 2023, unless the members vote to extend our duration. In this prospectus we refer to Vestin Fund III, LLC as “the Company,”, “the Fund”, “we,” “us,” or “our.” We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940 nor are we subject to any regulation thereunder. We are engaged in the business of investing in mortgage loans where the collateral is real property. We also invest in income-producing real property such as office properties, and intend to invest in other income-producing real property, such as industrial and retail properties, multifamily residential units, and assisted living facilities. As a company investing in mortgage loans and raising funds through a public offering, we are subject to the North American Securities Administration Act Mortgage Program Guidelines and Real Estate Guidelines (collectively, the “NASAA Guidelines”) promulgated by the state securities administrators.
      Our Manager is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). Vestin Group’s common stock currently trades in the pink sheets published by the National Quotation Bureau. On March 25, 2005, the Board of Directors of Vestin Group announced that it had received from Vestin Group’s controlling shareholder, Michael V. Shustek, a proposal to buy any and all of the outstanding shares of Vestin Group common stock which he does not currently own. As a result, Vestin Group may become a privately held company in the near future. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services and has originated over $1.8 billion in real estate loans. Our Operating Agreement provides that the Manager controls the daily operating activities of the Company; including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, our operating results are dependent on the Manager’s ability and intent to continue to service the Company’s assets. The operating agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.
      Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”) and inVestin Nevada, Inc., entities that invest in commercial mortgages.

Overview
      On November 7, 2003, our Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“Unit”). We sold the minimum number of Units required to break escrow and commenced operations on February 12, 2004. We invested in our first mortgage loan in February 2004 and acquired our first real property during the last quarter of 2004. By December 31, 2004, we had sold 2,425,244 units. We are continuing to sell Units pursuant to our Registration Statement. As a result of the foregoing, our results of operations for 2004 are not indicative of future operating results. Our future performance will depend in significant part upon our ability to raise additional funds and upon the performance of our investments. Our operations over a ten and a half month period in 2004 are not sufficient to evaluate our likely performance in the future.
Summary of Financial Results

		For the
		Period from
		April 16, 2003
	Year Ended	(Inception) to
	December 31,	December 31,
	2004	2003

Total revenues	$2,359,786	$—
Total expenses	989,853	699

Net income (loss)	$1,369,933	$(699)

Net income allocated to members per Weighted average membership units	$0.78	$—

Annualized rate of return to members(a)	8.84%	—%

Cash distributions	$1,349,851	$—

Cash distributions per weighted average membership unit	$0.77	$—

Weighted average membership units	1,751,700	—

(a)	The annualized rate of return to members is calculated based upon the net income allocated to members per weighted average units as of December 31, 2004 divided by the number of days during the period (323 days from February 12, 2004 the day the minimum $10 million was achieved through December 31, 2004) and multiplied by three hundred and sixty five (365) days, then divided by ten (the $10 cost per unit).
      Total Revenues. Revenues for the year ended December 31, 2004 were approximately $2.4 million and were derived primarily from interest income on mortgage loans of approximately $2.0 million. Additionally, revenues included approximately $0.3 million in rental income from income producing real property.
      Approximately $368,000 of our interest revenue for the year ended December 31, 2004 was derived from interest reserves.
      Revenues may be expected to increase in the future if we are successful in raising additional funds to invest in commercial mortgage loans and income-producing real property. On the other hand, our revenues could be adversely affected if a significant percentage of our mortgage loans become non-performing or if we experience lease terminations for properties we own. Revenues could also be adversely affected if we are not able to use the capital we have raised to invest in mortgage loans or real estate in a timely manner.
      Total Expenses. For the year ended December 31, 2004, expenses totaled approximately $1.0 million, which is primarily related to management fees of approximately $36,000, interest expense related to secured borrowings of approximately $630,000, interest expense on borrowings of approximately $80,000, professional fees of approximately $62,000, and depreciation and amortization of approximately $81,000.

      In addition, our Manager will be reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering of our units. As of December 31, 2004, approximately $926,000 of offering costs were incurred by us and paid by our Manager on our behalf, which was recorded as deferred offering costs. These deferred offering costs, which are primarily legal, accounting and registration fees, will be converted to membership units at a price of $10 per unit once we raise enough capital to ensure the deferred offering costs do not exceed 2% of the gross proceeds of the offering. Any additional offering costs paid by our Manager will be converted to membership units of up to 2% of the gross proceeds of the offering. Any additional costs above 2% of the gross proceeds of the offering will be absorbed by Vestin Mortgage.
      Net Income. Net income for the year ended December 31, 2004 totaled approximately $1.4 million.
      Annualized Rate of Return to Members. For the year ended December 31, 2004, annualized rate of return to members totaled 8.84%.
      Distributions to Members. For the year ended December 31, 2004, members received distributions totaling $1,349,851. The foregoing distributions were paid entirely from Net Income Available for Distribution as defined in our operating agreement. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP.
Investments in Mortgage Loans Secured by Real Estate Portfolio
      Investments in mortgage loans as of December 31, 2004 are as follows:

	Number		Weighted
	of		Average	Portfolio	Loan to
Loan Type	Loans	Balance**	Interest Rate	Percentage	Value*

Acquisition and development	3	$6,319,351	10.90%	46.49%	56.74%
Bridge	1	1,500,000	10.00%	11.04%	50.62%
Commercial	2	3,348,152	13.27%	24.63%	73.28%
Construction	1	265,451	12.00%	1.95%	66.53%
Land	3	2,159,544	12.81%	15.89%	71.82%

	10	$13,592,498	11.71%	100.00%	62.73%

*	Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.

      The following is a schedule of investments in mortgage loans by lien position. Up to 10% of our loans may be secured by second deeds of trust based upon the total offering of $100 million. From time to time, until the offering is complete, the percentage of second mortgages we invest in may exceed 10%.

	December 31,
	2004	Portfolio
Loan Type	Balance**	Percentage

First mortgages	$11,014,604	81.03%
Second mortgages	2,577,894	18.97%

	$13,592,498	100.00%

      The following is a schedule of contractual maturities of investments in mortgage loans as of December 31, 2004:

2005	$6,109,620
2006	7,482,878

$13,592,498

      The following is a schedule by geographic location of investments in mortgage loans as of:

	December 31,
	2004	Portfolio
	Balance**	Percentage

Arizona	$6,864,538	50.50%
California	1,648,152	12.12%
Nevada	4,079,808	30.02%
Oklahoma	1,000,000	7.36%

	$13,592,498	100.00%

**	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet.

December 31,
2004

Balance per Loan Portfolio	$13,592,498
Less:
Allowance for Loan Losses	(72,500)

Balance per Balance Sheet	$13,519,998

      We have six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 10% to 15%. Revenue by product will fluctuate based upon relative balances during the period.
      Our Manager has evaluated the collectibility of the loans in our portfolio in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. We do not currently have any non-performing loans. Our Manager believes a general allowance for loan losses totaling $72,500 included in the accompanying balance sheet as of December 31, 2004 is adequate to address estimated credit losses in our investment in mortgage loan portfolio as of that date. No specific allowances were deemed necessary.
      Decisions regarding an allowance for loan losses require management’s judgment. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that we experience losses greater than the amount of the allowance, we may incur a charge to earnings that will adversely affect our operating results and the amount of any cash available for distribution.
      Our Manager often grants extensions on loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. As of December 31, 2004, we did not have any investments in loans which have been extended.
Investment in Real Property
      During the year ended December 31, 2004, we acquired an office building which has approximately 42,000 square feet of rentable space, located at 8379 West Sunset Blvd in Las Vegas, Nevada. The purchase price and related closing costs was approximately $9.8 million. As of December 31, 2004, the building was fully leased to our Manager and is earning rental revenues of $71,645 per month. We provided $4,850,000 of the purchase price from our capital and borrowed $4,950,000 for the remainder of the purchase price. We subsequently conveyed the real property to VF III HQ, LLC, a wholly owned single asset subsidiary formed for the purpose of owning this asset. For further information about this property, see Item 13 Certain Relationships and Related Transactions.
      In August 2004, our Manager relocated its corporate headquarters to this facility. As further discussed in “Segment Information” below, net income on this segment of our business was approximately $91,000 which represents 4.5 months of operating activity. The following represents our estimated yield on this investment from a cash flow perspective.

Net income from real estate segment	$91,494
Add back depreciation and amortization	80,740

Cash yield	$172,234

Cash investment	$4,850,000

Months in operation	4.5

Annualized cash yield on real estate segment	9%

Asset Quality and Loan Reserves
      Losses may occur from investing in mortgage loans. The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.
      The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates our mortgage loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	prevailing economic conditions;

•	historical experience;

•	the nature and volume of the loan portfolio;

•	the borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	evaluation of industry trends; and

•	estimated net realizable value of any underlying collateral in relation to the loan amount.
      Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included in income. As of December 31, 2004, we recorded a provision of $72,500 as a general allowance for loan losses. At December 31, 2004, all of our loans were performing. Our Manager had determined the allowance is sufficient to cover any inherent losses in our loan portfolio.
      The following is a rollforward of the general allowance for loan losses for the year ended December 31, 2004:

	Balance at			Balance at
	December 31,			December 31,
Description	2003	Provisions	Deductions	2004

General Valuation Allowance	$—	$72,500	$—	$72,500

Off-Balance Sheet Arrangements
      We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.
Contractual Obligations
      The following summarizes our contractual obligations at December 31, 2004.

	Payment Due by Period

		Less than			More than
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years

Secured borrowings	$2,590,491	$2,590,491	$—	$—	$—
Critical Accounting Estimates
Revenue Recognition
      Interest income on loans is accrued by the effective interest method. We do not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.
Investments in Mortgage Loans
      Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of our mortgage loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.
Allowance for Loan Losses
      We maintain an allowance for loan losses on our investments in mortgage loans for estimated credit impairment. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income. Our Manager believes that the allowance for loan losses totaling $72,500 as of December 31, 2004, included in the accompanying balance sheet is adequate to address estimated and expected credit impairment.
Investments in Real Property
      Real property is stated at cost, less accumulated depreciation. Amounts capitalized as investments in real property consist of the cost of acquisition or construction and any tenant improvements or major improvements that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Upon acquisition, the purchase price of the property is allocated to land, building and improvements and other intangible assets and associated liabilities as required by SFAS No. 141 “Business Combinations”. The allocation to land is based on an estimate of its fair value based on all available information including appraisals. The allocation to other intangible assets represents the value associated with the in-place leases, including leasing commission, legal and other related costs.
      Real property is depreciated using the straight-line method over the useful lives of the assets by class generally as follows:

Land	Not depreciated
Building	40 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term
      Our Manager continually monitors events and changes in circumstances that could indicate carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, our Manager assess the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and intangible assets to their fair value and recognize an impairment loss. Our Manager has determined there has been no impairment in the carrying value of real property held by us during the year ended December 31, 2004.
Secured Borrowings
      Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Vestin Fund I and/or Vestin Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.
      Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Mortgage loan financing under the participation agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.
Factors Affecting Our Operating Results

Risks of Investing in Real Property

•	Changes in the general economic or local conditions could have an adverse impact on the real estate market in general.

•	Changes in the supply of or demand for similar or competing properties in an area. If we pay a higher price, our profitability will be reduced. Additionally, if we are unable to sell a property when we determine to do so, it could have a significant adverse affect on our cash flow and operations.

•	Changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive.

•	Changes in tax, real estate, environmental and zoning laws may require additional material expenditures by us in order to be in compliance.

•	Periods of high interest rates and tight money supply may make the sale of property more difficult.

•	Tenant turnover could cause us to lose revenue associated with that lease and increase costs for tenant improvements.

•	General overbuilding or excess supply in the market area could lead to vacancies. If vacancies occur for a long period of time, we may suffer reduced revenues and could diminish the market value of the property.

Risks of Investing in Mortgage Loans

•	Our Manager’s underwriting standards and procedures are more lenient than conventional lenders in that we will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

•	Our Manager approves mortgage loans more quickly then other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry Vestin Mortgage performs will not reveal all material facts pertaining to the borrower and the security.

•	Appraisals may be performed on an “as-if developed” basis which appraised values dramatically exceed immediate sales values. Therefore there is a risk that the borrower will not complete development of the project which may affect the expected value of the property and the loan to value ratio. Also, property may not have value above its as-is value which itself may be difficult to realize.

•	Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean we will have fewer loans to acquire, thus reducing our revenues and the distributions to our members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm our reputation and make it more difficult for us to attract investors willing to acquire interest in mortgage loans.

Risk of Defaults
      Our performance will be directly impacted by any defaults on the loans in our portfolio and by defaults by tenants in properties that we own. As noted above, we may experience a higher rate of defaults than conventional mortgage lenders. We seek to mitigate the risk by estimating the rate of the underlying collateral and insisting on low loan to value ratios. However, no assurance can be given that these efforts will fully protect us against losses on defaulted loans. Moreover, during the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that we will earn less (if any) income from such loans, thereby reducing our earnings. If we do foreclose on a property, our Manager may determine that the best course of action is to sell such property quickly in order to generate a return of funds to us which may then be used in our lending operations. As a result, we may not receive the best price for the foreclosed property and, in some cases, we may receive less than the amount due to us under the defaulted loan. Similarly, we will attempt to mitigate against the risk of tenant defaults through security deposits, guaranties, letters of credit and by selecting properties which we believe are attractive and easy to rent. However, our assessment in this regard may prove incorrect and changes in local real estate markets may result in our experiencing extended vacancies in our properties.

Risks of Interest Rate Changes
      Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.
      If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean we will have fewer loans to acquire, thus reducing its revenues and the distributions to members.
      One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate mortgage loans after market interest rates have increased. This creates three risks for us:

(i) There can be no assurance that this permitted rate increase will be adequate if interest rates have increased beyond the range contemplated by our loan documents.

(ii) If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased. If this happens, there is a higher risk that the borrower may default on the extended loan, and the increase in the interest rate on the loan may not be adequate compensation for the increased risk. Distributions on mortgage loans we place may decline if lenders are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans.

(iii) If, at a time of relatively low interest rates, a borrower prepays obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor compensation for their loss. This in turn could harm our business reputation.

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

Effect of Fluctuations in the Economy
      Our sole business, investing in income producing property and making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which we concentrate our investments and loans, could result in a decline in real estate values, tenant vacancies and a decline in the demand for real estate development loans. Declines in real estate values after we have acquired our properties could result in our holding properties longer than intended. In addition, a general decline in the economy could result in an increase in tenant defaults. We might also encounter under these circumstances greater difficulty in finding replacement tenants. In order to adjust to market conditions, we might be forced to reduce the amount of rent we collect and to offer various concessions to attract new tenants. Any such measures could reduce our cash flow and the funds we have available to distribute. In order to stay fully invested during a period of declining demand for real estate loans, we may be required to make loans on terms less favorable to us or to make loans involving greater risk to us. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although our lending rates are not directly tied to the Federal Reserve Board’s discount rate, a sustained and widespread decline in interest rates will impact the interest we are able to earn on our loans. Since our loans will generally not have prepayment penalties, declining interest rates may also cause our borrowers to prepay their loans and we may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of our borrowers to complete their projects and obtain take-out financing. This in turn could increase the level of defaults we may experience.
Capital and Liquidity
      Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund investing activities and for general operating purposes. Subject to an approximate 3% reserve, we seek to use all of our available funds to invest in mortgage loans or purchase income producing property. Income generated from such investments is paid out to our members unless they have elected to reinvest their dividends. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. We may pay Vestin Mortgage a monthly management fee of up to 0.25% of our aggregate capital contributions.
      During the year ended December 31, 2004, cash flows provided by our operating activities approximated $1.4 million. Our investing activities for the year ended December 31, 2004 consisted of cash used from the purchase of new investments in loans secured by real estate in the amount of $13.6 million (net of the sale or payoff of investments in mortgage loans). Our financing activities primarily consisted of proceeds from issuance of member units of approximately $24.3 million, members’ distributions, net of reinvestments, of $0.9 million, and proceeds from a note payable of approximately $5.0 million.

      Since we distribute most or all of our operating income, our sources of liquidity include: repayments of outstanding loans, distribution reinvestments by our members and arrangements with third parties to participate in our loans. In the future, we may also generate liquidity through the sale of our real property investments. However, under our Operating Agreement, the proceeds from any sale of real property occurring after November 2010 must be distributed to Members and will not be available for reinvestment.
      We rely primarily upon repayment of outstanding loans and raising new capital to provide capital for investment in new loans and real estate properties. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Additionally, if there is a downturn in the economies in which we invest in real estate, the level of rents we can charge to lease our properties can diminish our capital resources and would diminish our ability to invest in new properties or service any related debt.
      Cash provided by the operating activities of our investments in real estate segment is primarily dependent on the occupancy level of our properties, the rental rates on our leases, the collectibility of rents from our tenants, and the level of operating and other expenses. Since we intend on leveraging our capital for property acquisitions, we will depend on cash provided by operating activities to service such debt. The following table summarizes future minimum base rent to be received from our Manager under a non-cancelable lease on our sole real estate property at December 31, 2004:

2005	$871,203
2006	906,051
2007	942,293
2008	979,985
2009	1,019,185
Thereafter	5,316,833

$10,035,550

      Any significant level of redemptions by our members would reduce the amount of capital available for investment. In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. Our Operating Agreement also provides other conditions limiting redemptions.
      Approximately 58% of our members currently reinvest their distributions. The level of reinvested distributions is likely to be affected by our operating performance. If our performance does not meet the expectations of our members, the level of reinvestment may decline.
      Intercreditor agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us, Vestin Mortgage, Vestin Fund I, and Vestin Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Lead Lenders are required to protect the Investor by (i) continuing to remit to the Investor the interest due on the participation amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance of the participation plus accrued interest.
      Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.
      As of December 31, 2004, funds being used under intercreditor and participation agreements where we have potential obligations as defined above totaled $2.6 million.
      We may seek to expand our capital resources through borrowings from institutional lenders or through securitization of our loan portfolio or similar arrangements. We currently do not have in place any commitments to borrow any funds or securitize any of our assets. No assurance can be given that, if we should seek to borrow funds or to securitize our assets we would be able to do so on commercially attractive terms. Our ability to expand our capital resources in this manner is subject to many factors, some of which are beyond our control, including the state of the economy, the state of the capital markets and the perceived quality of our loan portfolio.
      We do not currently have any interest in any special purpose entities which are not reflected on our balance sheet nor do we have any commitments or obligations which are not reflected on our balance sheet. We do not have any interest in derivative contracts.
      We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying secured properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital. At December 31, 2004, we had $6.3 million in cash and $33.4 million in total assets. It appears we have sufficient working capital to meet our operating needs in the near term.
Segment Information:
      Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision makers in assessing performance and deciding how to allocate resources. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment.
      The information provided for Segment Reporting is based on internal reports utilized by management. The presentation and allocation of overhead and the net contribution for the operating segments may not reflect the actual economic costs, contribution or results of operations of the segments as stand alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management’s view, likely not be impacted.
      Our two reportable segments are investments in mortgage loans and investments in real estate.
      Financial information concerning our reportable segments is presented as follows for the year ended December 31, 2004:

	Investment in	Investments in
	Mortgage Loans	Real Estate	Total

Revenues:
Interest income	$1,955,911	$—	$1,955,911
Rental income	—	316,625	316,625
Other	87,250	—	87,250

Total revenues	2,043,161	316,625	2,359,786
Operating expenses:
Management fees	20,995	15,240	36,235
Interest related to secured borrowings	630,087	—	630,087
Provision for loan losses	72,500	—	72,500
Professional fees	36,114	26,214	62,328
Other	5,026	22,961	27,987

Total operating expenses	764,722	64,415	829,137
EBITDA*	1,278,439	252,210	1,530,649

Less:
Depreciation and amortization	—	80,740	80,740
Interest expense	—	79,976	79,976

Net income	$1,278,439	$91,494	$1,369,933

*	EBITDA represents net earnings before interest expense, income taxes, depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance but it does not represent cash flows.
      EBITDA is a measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net earnings, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally.
      Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements. Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure. In addition, EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments.
      As of December 31, 2004, approximately 41% of our assets consist of investments in mortgage loans, including those that are financed under intercreditor agreements. At December 31, 2004, our aggregate investment in mortgage loans was approximately $13,592,498 with a weighted average effective interest rate of 11.71%. Loans financed under intercreditor agreements totaled $2,590,491 at December 31, 2004 and are classified as assets under secured borrowings. Such financing is at a weighted average interest rate of 10.80%. These mortgage loans mature within the next 12 months. Most of the mortgage loans have a term of 12 months; the weighted average term of outstanding loans at December 31, 2004 was 18 months. All of the outstanding mortgage loans at December 31, 2004 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. We intend to hold such mortgage loans to maturity. None of the mortgage loans have prepayment penalties.
      As of December 31, 2004, approximately $9.8 million or 29% of our assets consist of an investment in income producing real property. This property is located in Las Vegas, Nevada and is leased entirely by our Manager at $71,645 per month.
      Market fluctuations in interest rates generally do not affect the carrying value of our investment in mortgage loans. However, significant and sustained changes in interest rates could affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. This would reduce our earnings and funds available for distribution to Members. On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity which would reduce the demand for commercial mortgage loans. As a result, we might encounter greater difficulty in identifying appropriate borrowers. We are not in a position to quantify the potential impact on our operating results from a material change in interest rates. Additionally, these market fluctuations could impact the business of our Manager which could in turn affect our Manager’s ability to pay rents due to us.

Item 8.	Financial Statements and Supplementary Data
      The financial statements and supplementary data are indexed in Item 15 of this report.

Item 9.	Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure
      None

PART III

Item 9A.	Control and Procedures
      The Company’s management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Such evaluation was conducted under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of Vestin Mortgage, Inc., the Company’s Manager, who function as the equivalent of the CEO and CFO of the Company. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information
      None.

Item 10.	Directors and Executive Officers of Registrant
      We do not have any directors or officers. We are managed by Vestin Mortgage. Vestin Mortgage is a wholly-owned subsidiary of Vestin Group, Inc. who is engaged in asset management, real estate lending and other financial services.
      The following sets forth certain information regarding the directors and executive officers of Vestin Group as of March 25, 2005:

Name	Age	Title

Michael V. Shustek	46	Chairman of the Board, Chief Executive Officer, President and Director
John Alderfer	60	Chief Financial Officer and Director
Ira S. Levine	44	Secretary
Michael J. Whiteaker	55	Vice President of Regulatory Affairs
Peggy S. Shustek	35	Vice President of Vestin Mortgage, a subsidiary of Vestin Group
Daniel B. Stubbs	43	Senior Vice President, Underwriting of Vestin Mortgage, a subsidiary of Vestin Group
Robert J. Aalberts	54	Director
Fredrick J. Zaffarese Leavitt	33	Director
Roland M. Sansone	50	Director
      All the directors of Vestin Group hold office until the next annual meeting of stockholders. The last annual meeting of Vestin Group stockholders was July 6, 2004. Michael Shustek can cause a change in the Board of Directors of Vestin Group by virtue of his controlling ownership interest in Vestin Group. The By-laws of Vestin Group provide for up to ten directors and permit the Board of Directors to fill any vacancy on the Board of Directors. Officers of the company serve at the discretion of the Board of Directors. The Board of Directors is currently set at five members.
      The principal occupation and business experience for each of our officers and directors and key employees, for at least the last five years, are as follows:
      Robert J. Aalberts has been a director of Vestin Group since April 1999. Since 1991, Professor Aalberts has held the Ernst Lied Professor of Legal Studies professorship in the College of Business at the University of

Nevada, Las Vegas. From 1984 to 1991, Professor Aalberts was an Associate Professor of Business Law at Louisiana State University in Shreveport, Louisiana. From 1982 through 1984, he served as an attorney for Gulf Oil Company. Professor Aalberts has co-authored a book relating to the regulatory environment, law and business of real estate; including Real Estate Law 6th Ed. (2006) published by the Thomson/ West Company. He is also the author of numerous legal articles, dealing with various aspects of real estate, business and the practice of law. Since 1992 Professor Aalberts has been the Editor-in-chief of the Real Estate Law Journal. Professor Aalberts received his Juris Doctor degree from Loyola University, in New Orleans, Louisiana, a Masters of Arts from the University of Missouri, Columbia, and received a Bachelor of Arts degree in Social Sciences, Geography from the Bemidji State University in Bemidji, Minnesota. He was admitted to the State Bar of Louisiana in 1982 (currently inactive status).
      John W. Alderfer was appointed the Chief Financial Officer of Vestin Group effective January 2005. Mr. Alderfer previously served as Chief Financial Officer of Vestin Group from September 2002 to February 2004. From February 2004 to December 2004, Mr. Alderfer served as a consultant to Vestin Group. From October 1998 to September 2002, Mr. Alderfer was retired. From September 1996 to October 1998, Mr. Alderfer was a Director, Vice President, Treasurer, and Chief Financial Officer of Interactive Flight Technologies, Inc. From September 1990 to June 1996, Mr. Alderfer was Senior Vice President, Treasurer, and Chief Financial Officer of Alliance Gaming Corporation. Mr. Alderfer is the former Senior Vice President, Corporate Controller and Chief Accounting Officer of Summa Corporation and The Hughes Corporation, 100% owned by the Estate of Howard R. Hughes. Mr. Alderfer received his BBA degree in accounting from Texas Tech University. He is a Certified Public Accountant.
      Ira S. Levine has been the Corporate Secretary of Vestin Group since January 2001. Mr. Levine also served as the Executive Vice President of Legal and Corporate Affairs from September 2000 to December 2003. Mr. Levine received his Bachelor of Science in Business Administration specializing in Accounting from the University of Nevada in 1982, his Juris Doctor from Pepperdine University School of Law in 1985 and his Masters of Legal Letters in Taxation from New York University in 1986. Mr. Levine is a member of the state bars of both Nevada and California. Since July 2003, Mr. Levine has been a partner of Levine, Garfinkel & Katz, LLP. From 1997 to 2003, Mr. Levine was a partner in the law firm of Berkley, Gordon, Levine, Goldstein & Garfinkel, LLP. Prior to that he was a shareholder in the law firm of Levine, McBride & Garfinkel, LLP. From 1995 to 1997, Mr. Levine was a shareholder in the law firm of Quartes & Brady LLP, formerly known as Streich Lang. Prior to that, Mr. Levine was senior vice president, secretary and general counsel of United Gaming, Inc. now known as Alliance Gaming, Inc. Mr. Levine started his legal career with the law firm of McKenna Long & Aldridge LLP formerly known as McKenna, Conner & Cuneo in Los Angeles, California.
      Peggy S. Shustek has been with Vestin Group since September 1995, and is currently Vice President of Vestin Mortgage. Ms. Shustek was the President of Vestin Mortgage from January 2001 to February 2004. From 1997 to 2000, Ms. Shustek was the Senior Vice President of Vestin Mortgage. Ms. Shustek is responsible for all new and existing clients, loan packages and manages investor relationships and serves as the administrator of the corporate offices. Ms. Shustek has over ten years of experience in title, escrow and private lending. Ms. Shustek is the former wife of Michael V. Shustek, the Company’s Chief Executive Officer, President and Chairman.
      Roland M. Sansone has served as President of Sansone Development, Inc. since 2002. Sansone Development, Inc. is a real estate development company. Mr. Sansone has been self-employed as a Manager and developer of real estate since 1980. Mr. Sansone is currently the president of several companies that develop, own and manage commercial and residential property. Mr. Sansone attended Mt. San Antonio College.
      Michael V. Shustek has been a director of Vestin Mortgage, a subsidiary of Vestin Group, and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In February 2004, Mr. Shustek became the President of Vestin Group. Mr. Shustek also serves on the Company’s loan committee. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Mortgage. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. Mr. Shustek has co-authored two books, entitled “Trust Deed Investments”, on the topic of private mortgage lending, and “If I Can Do It, So Can You”. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas. Mr. Shustek is the former husband of Ms. Shustek, the Vice President of Vestin Mortgage.
      Daniel B. Stubbs has been the Executive Vice President, Underwriting of Vestin Mortgage since January 2000. Mr. Stubbs is responsible for analyzing the risks of each loan as well as prescribing Title Insurance coverage for each individual transaction. In addition, Mr. Stubbs serves on the loan committee and acts as a liaison between Vestin Mortgage and the various banks that carry its lines of credit. Mr. Stubbs has over 13 years experience in the Title Insurance industry. Mr. Stubbs received his Bachelor of Arts in Communications Studies from the University of Nevada, in Las Vegas, Nevada.
      Michael J. Whiteaker has been Vice President of Regulatory Affairs of Vestin Group since May 1999 and is experienced in the banking and finance regulatory fields, having most recently served with the State of Nevada, Financial Institution Division from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada. Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans. From 1973 to 1982 Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.
      Fredrick J. Zaffarese Leavitt has been a director for Vestin Group since November 2004. Since August of 1993 Mr. Zaffarese has been an accountant for the United States Department of the Interior where his responsibilities include the review and audit of various states, local and municipality governments for compliance with federal laws and regulations as well as preparation of financial statements for Executive Branch and Congressional review. Additionally, Mr. Zaffarese sits on various audit committees involving the utility industries. Mr. Zaffarese is a CPA and a graduate of University of Nevada Las Vegas.

Item 11.	Executive Compensation
      Not Applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The following table indicates the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as of March 10, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the unit holders listed possess sole voting and investment power with respect to the units shown.

Percentage of
	Units	Units
	Beneficially	Beneficially
Name	Owned	Owned

Dr. Bernard Greenblatt	200,000	8.10%
880 Buffwood Avenue, Las Vegas,
Nevada 89123

Item 13.	Certain Relationships and Related Transactions
Transactions with Management and Others
      For the year ended December 31, 2004, we recorded management fees to our Manager of approximately $36,000. Additionally, for the year ended December 31, 2004, we recorded pro rata distributions owed to our Manager of approximately $82,000.
      As of December 31, 2004, amounts due to the Manager and Vestin Group of approximately $1.1 million are primarily related to deferred offering costs paid on our behalf as well as unpaid management fees and distributions.
      During the year ended December 31, 2004, we acquired an office building located in Las Vegas, Nevada (the “Property”) for approximately $9.8 million, which is inclusive of $200,000 paid to the Manager for advisory and diligence fees. As of December 31, 2004, the Property was fully leased earning rental revenues of $71,645 per month. The lease terms were reviewed by an independent third party to evaluate their conformance with market rates. We provided $4,850,000 of the purchase price from our capital and borrowed $4,950,000 for the remainder of the purchase price. We subsequently transferred the Property to our wholly-owned subsidiary, VFIII HQ, LLC.
      The property underlying the building was originally purchased by an unrelated party from a company wholly owned by the principal stockholder and Chief Executive Officer of our Manager who has advised our Manager that he earned a profit of approximately $1.0 million in connection with the sale.
      During the fiscal year ended December 31, 2004, we sold $5,000,000 in mortgage loans to Vestin Fund II, LLC.
      During the fiscal year ended December 31, 2004, we purchased $10,000,000 in mortgage loans from Vestin Fund II, LLC.

Item 14.	Principal Accounting Fees and Services
      During the fiscal year ended December 31, 2004 and 2003, Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) provided various audit, audit related and non-audit services to us as follows:

	December 31, 2004	December 31, 2003

Audit Fees	$59,191	$16,328
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$8,029	$—
      The Audit Committee of Vestin Group (the “Audit Committee”) has considered whether provision of the services described regarding audit related fees, tax fees and all other fees above were compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect Moore Stephens’ independence.
      The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services. All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee. The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation. All services performed by independent auditors under engagements entered into on or after January 21, 2005, were approved by the Audit Committee pursuant to its pre-approval policy, and none was approved pursuant to the de minimus exception to the rules and regulations of the Securities and Exchange Commission on pre-approval.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) The financial statement are contained on Pages F-2 through F-18 on this Annual Report on Form 10-K, and the list of the financial statement contained herein is set forth on page F-1, which is hereby incorporated by reference.
EXHIBIT INDEX

Exhibit
No.		Description of Exhibits

3	.1(1)	Articles of Organization
3	.2(2)	Certificate of Amendment to Articles of Organization
3	.3(3)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)
4	(4)	Distribution Reinvestment Plan
10	.7(5)	Purchase and Sale Agreement, dated August 1, 2004, by and between Luke Properties, LLC and Vestin Fund III, LLC
10	.8(5)	Assignment and Assumption Agreement dated August 16, 2004 by and between Vestin Fund III, LLC and VFIII HQ, LLC
10.9		Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Fund III, LLC
31.1		Section 302 Certification of Michael V. Shustek
31.2		Section 302 Certification of John Alderfer
32		Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(2)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004, File No. 333-105017.

(3)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.

(4)	Incorporated herein by reference to Exhibit 4.4 of our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(5)	Incorporated herein by reference to our Form 10-Q filed on November 15, 2004, File No. 333-105017.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Fund III, LLC

By: Vestin Mortgage, Inc., its sole Manager

By:	/s/ Michael V. Shustek

Michael V. Shustek
Chief Executive Officer and Director of the Manager
(Principal Officer of Manager)

By:	/s/ John Alderfer

John Alderfer
(Chief Financial Officer of the Manager)
Dated: March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Vestin Fund III, LLC
      We have audited the accompanying consolidated balance sheets of Vestin Fund III, LLC (formerly RE Investments III, LLC) and subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, members’ equity, and cash flows for the year ended December 31, 2004 and for the period from April 16, 2003 (Inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these balance sheets based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund III, LLC (formerly RE Investments III, LLC) and subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the year then ended December 31, 2004 and for the period from April 16, 2003 (Inception) to December 31, 2003 in conformity with U.S. generally accepted accounting principles.
      As discussed in Note F of the consolidated financial statements, the Company has engaged in significant related party transactions.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Orange, California
March 24, 2005

VESTIN FUND III, LLC
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003

ASSETS
Cash	$6,285,989	$4,952
Interest receivable	127,263	—
Investment in mortgage loans, net of allowance for loan losses of $72,500 as of December 31, 2004	13,519,998	—
Investment in real property, net of accumulated depreciation of $76,504	9,813,977	—
Capitalized loan fees, net of amortization of $4,236	110,566
Assets under secured borrowings	2,590,491	—
Deferred offering costs	926,054	667,437

	$33,374,338	$672,389

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Due to Manager	$1,093,628	$673,088
Secured borrowings	2,590,491	—
Note payable	4,927,885	—

Total liabilities	8,612,004	673,088

Members’ equity — Minimum 1,000,000 units, maximum 12,000,000 units issued at $10 per unit, 2,471,658 units outstanding at December 31, 2004	24,762,334	(699)

Total members’ equity	24,762,334	(699)

Total liabilities and members’ equity	$33,374,338	$672,389

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period from
	For the Year Ended	April 16, 2003 (Inception)
	December 31, 2004	to December 31, 2003

Revenues
Interest income from investments in mortgage loans	$1,955,911	$—
Rental income	316,625	—
Other	87,250	—

Total revenues	2,359,786	—

Operating expenses
Management fees	36,235	—
Interest expense related to secured borrowings	630,087
Interest expense	79,976	—
Provision for loan losses	72,500	—
Depreciation and amortization	80,740	—
Professional fees	62,328	—
Other	27,987	699

Total operating expenses	989,853	699

NET INCOME (LOSS)	$1,369,933	$(699)

Net income (loss) allocated to members	$1,369,933	$(699)

Net income (loss) allocated to members per weighted average membership units	$0.78	$—

Weighted average membership units	1,751,700	—

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC
CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
For the Year Ended December 31, 2004

	Units	Amount

Members’ equity at December 31, 2003	—	$(699)
Issuance of units	2,425,244	24,277,898
Distributions	—	(1,349,851)
Reinvestments of distributions	47,462	475,574
Members’ redemptions	(1,048)	(10,521)
Net income	—	1,369,933

Members’ equity at December 31, 2004	2,471,658	$24,762,334

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from
	For the Year Ended	April 16, 2003 (Inception) to
	December 31, 2004	December 31, 2003

Cash flows from operating activities:
Net income (loss)	$1,369,933	$(699)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	76,504	—
Amortization of capitalized loan fees	4,236	—
Provision for loan losses	72,500	—
Change in operating assets and liabilities:
Interest receivable	(127,263)	—
Capitalized loan fees	(114,802)	—
Due to Manager	161,923	5,651

Net cash provided by operating activities	1,443,031	4,952

Cash flows from investing activities:
Investments in mortgage loans on real estate	(20,442,020)	—
Purchase of investments in mortgage loans from Vestin Fund II, LLC	(10,000,000)	—
Proceeds received from sale of mortgage loans to Vestin Fund II, LLC	5,000,000	—
Sale of mortgage loans	2,113,791	—
Proceeds from loan payoff	9,735,731	—
Purchase of investment in real property	(4,940,481)	—

Net cash used by investing activities	(18,532,979)	—

Cash flows from financing activities:
Proceeds from issuance of member units	24,277,898	—
Payments on notes payable	(22,115)	—
Members’ redemptions	(10,521)	—
Distributions, net of reinvestments	(874,277)	—

Net cash provided by financing activities	23,370,985	—

NET CHANGE IN CASH	6,281,037	4,952
Cash, beginning	4,952	—

Cash, ending	$6,285,989	$4,952

Interest paid during the period	$79,976	$—

Non-cash financing activities:
Offering costs paid by Vestin Mortgage, Inc. recorded as deferred offering costs and due to manager on the accompanying balance sheet	$258,617	$667,437

Change in loans funded through secured borrowing	$2,590,491	$—

Note payable related to acquisition of investment in real estate	$4,950,000	$—

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
Note A — Organization
      We were organized in April 16, 2003 as a Nevada limited liability company. Under our Operating Agreement, our existence ends on December 31, 2023, unless the members vote to extend our duration. In this prospectus we refer to Vestin Fund III, LLC as “the Company,”, “the Fund”, “we,” “us,” or “our.” We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940 nor are we subject to any regulation thereunder. We are engaged in the business of investing in mortgage loans where the collateral is real property. We also invest in income-producing real property such as office properties, and intend to invest in other income-producing real property, such as industrial and retail properties, multifamily residential units, and assisted living facilities. As a company investing in mortgage loans and raising funds through a public offering, we are subject to the North American Securities Administration Act Mortgage Program Guidelines and Real Estate Guidelines (collectively, the “NASAA Guidelines”) promulgated by the state securities administrators.
      Our Manager is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). Vestin Group’s common stock currently trades in the pink sheets published by the National Quotation Bureau. On March 25, 2005, the Board of Directors of Vestin Group announced that Vestin Group had received from its majority shareholder, Michael V. Shustek, a proposal to acquire any and all shares of Vestin Group common stock not currently owned by him. As a result, Vestin Group may become a privately held company in the near future. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services and has originated over $1.8 billion in real estate loans. Our Operating Agreement provides that the Manager controls the daily operating activities of the Company; including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, our operating results are dependent on the Manager’s ability and intent to continue to service the Company’s assets. The operating agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.
      Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”) and in Vestin Nevada, Inc., a company wholly owned by our Manager’s Chief Executive Officer. These entities also invest in commercial mortgage loans.
      VF III HQ, LLC, a wholly owned subsidiary, is a single asset limited liability company created for the purpose of owning real estate.
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.
Note B — Summary of Significant Accounting Policies

Management Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

VESTIN FUND III, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      Interest income on loans is accrued by the effective interest method. We do not recognize interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

Investments in Mortgage Loans
      Investments in mortgage loans are secured by trust deeds and mortgages. Generally, all of our mortgage loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold mortgage loans until maturity and therefore, mortgage loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

Allowance for Loan Losses
      We maintain an allowance for loan losses on our investments in mortgage loans for estimated credit impairment. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income. Our Manager believes that the allowance for loan losses totaling $72,500 as of December 31, 2004, included in the accompanying balance sheet is adequate to address estimated and expected credit impairment.

Investments in Real Property
      Real property is stated at cost, less accumulated depreciation. Amounts capitalized as investments in real property consist of the cost of acquisition or construction and any tenant improvements or major improvements that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Upon acquisition, the purchase price of the property is allocated to land, building and improvements and other intangible assets and associated liabilities as required by SFAS No. 141 “Business Combinations”. The allocation to land is based on an estimate of its fair value based on all available information including appraisals. The allocation to other intangible assets represents the value associated with the in-place leases, including leasing commission, legal and other related costs.

VESTIN FUND III, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Real property is depreciated using the straight-line method over the useful lives of the assets by class generally as follows:

Land	Not depreciated
Building	40 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term
      Our Manager continually monitors events and changes in circumstances that could indicate carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, our Manager assess the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and intangible assets to their fair value and recognize an impairment loss. Our Manager has determined there has been no impairment in the carrying value of real property held by us during the year ended December 31, 2004.

Deferred Offering Costs
      Vestin Mortgage will be reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering of our units. As of December 31, 2004, approximately $926,000 of offering costs were incurred by us and paid by our Manager on our behalf, which was recorded as deferred offering costs. These deferred offering costs, which are primarily legal, accounting and registration fees, will be converted to membership units at a price of $10 per unit once we raise enough capital to ensure the deferred offering costs do not exceed 2% of the gross proceeds of the offering. Any additional offering costs paid by our Manager will be converted to membership units of up to 2% of the gross proceeds of the offering. Any additional costs above 2% of the gross proceeds of the offering will be absorbed by Vestin Mortgage.

Secured Borrowings
      Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Vestin Fund I and/or Vestin Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.
      Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Mortgage loan financing under the participation agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.

VESTIN FUND III, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note C — Investments in Mortgage Loans
      Investments in mortgage loans as of December 31, 2004 are as follows:

	Number		Weighted
	of		Average	Portfolio	Loan to
Loan Type	Loans	Balance**	Interest Rate	Percentage	Value*

Acquisition and development	3	$6,319,351	10.90%	46.49%	56.74%
Bridge	1	1,500,000	10.00%	11.04%	50.62%
Commercial	2	3,348,152	13.27%	24.63%	73.28%
Construction	1	265,451	12.00%	1.95%	66.53%
Land	3	2,159,544	12.81%	15.89%	71.82%

	10	$13,592,498	11.71%	100.00%	62.73%

*	Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection by a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Company may not recover the full amount of the loan.
      The following is a schedule of investments in mortgage loans by lien position. Up to 10% of our loans may be secured by second deeds of trust based upon the total offering of $100 million. From time to time, until the offering is complete, the percentage of second mortgages we invest in may exceed 10%.

	December 31,
	2004	Portfolio
Loan Type	Balance**	Percentage

First mortgages	$11,014,604	81.03%
Second mortgages	2,577,894	18.97%

	$13,592,498	100.00%

      The following is a schedule of contractual maturities of investments in mortgage loans as of December 31, 2004:

2005	$6,109,620
2006	7,482,878

$13,592,498

VESTIN FUND III, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a schedule by geographic location of investments in mortgage loans as of:

	December 31,
	2004	Portfolio
	Balance**	Percentage

Arizona	$6,864,538	50.50%
California	1,648,152	12.12%
Nevada	4,079,808	30.02%
Oklahoma	1,000,000	7.36%

	$13,592,498	100.00%

**	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet.

December 31,
2004

Balance per Loan Portfolio	$13,592,498
Less:
Allowance for Loan Losses	(72,500)

Balance per Balance Sheet	$13,519,998

      We have six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 10% to 15%. Revenue by product will fluctuate based upon relative balances during the period.
      Our Manager has evaluated the collectibility of the loans in our portfolio in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Our Manager believes a general allowance for loan losses totaling $72,500 included in the accompanying balance sheet as of December 31, 2004 is adequate to address estimated credit losses in our investment in mortgage loan portfolio as of that date. No specific allowances were deemed necessary.
      Decisions regarding an allowance for loan losses require management’s judgment. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that we experience losses greater than the amount of the allowance, we may incur a charge to earnings that will adversely affect our operating results and the amount of any cash available for distribution.
      The following is a rollforward of the allowance for loan losses for the year ended December 31, 2004:

	Balance at		Balance at
	December 31,		December 31,
Description	2003	Provisions	2004

General Valuation Allowance	$—	$72,500	$72,500

      Our Manager often grants extensions on loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. As of December 31, 2004, we did not have any investments in loans which have been extended.

VESTIN FUND III, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note D — Investment in Real Property
      During the year ended December 31, 2004, we acquired an approximately 42,000 square foot office building located at 8379 West Sunset Blvd in Las Vegas, Nevada. The purchase price and related closing costs was approximately $9.8 million. As of December 31, 2004, the building was fully leased earning rental revenues of $71,645 per month. We provided $4,850,000 of the purchase price from our capital and borrowed $4,950,000 for the remainder of the purchase price. We subsequently conveyed the real property to our wholly-owned subsidiary, VF III HQ LLC.
      Subsequent to the purchase of this property we invested an additional $90,481 in tenant improvements. As of December 31, 2004 the carrying value of this property was $9,813,977 which is net of accumulated depreciation of $76,504.
      See Note F for further discussion.
Note E — Leasing Activity
      Future minimum base rental income due from our Manager under a non-cancelable lease in effect as of December 31, 2004 is as follows:

2005	$871,203
2006	906,051
2007	942,293
2008	979,985
2009	1,019,185
Thereafter	5,316,833

$10,035,550

Note F — Related Party Transactions
      For the year ended December 31, 2004, we recorded management fees to our Manager of approximately $36,000. Additionally, for the year ended December 31, 2004, we recorded pro rata distributions owed to our Manager of approximately $82,000.
      As of December 31, 2004, amounts due to the Manager and Vestin Group of approximately $1.1 million are primarily related to deferred offering costs paid on our behalf as well as unpaid management fees and distributions.
      During the year ended December 31, 2004, we acquired an office building located in Las Vegas, Nevada (the “Property”) for approximately $9.8 million, which is inclusive of $200,000 paid to the Manager for advisory and diligence fees. As of December 31, 2004, the Property was fully leased earning rental revenues of $71,645 per month. The lease terms were reviewed by an independent third party to evaluate their conformance with market rates. We provided $4,850,000 of the purchase price from our capital and borrowed $4,950,000 for the remainder of the purchase price. We subsequently transferred the Property to our wholly-owned subsidiary, VFIII HQ, LLC.
      The property underlying the building was originally purchased by an unrelated party from a company wholly owned by the principal stockholder and Chief Executive Officer of our Manager who has advised our Manager that he earned a profit of approximately $1.0 million in connection with the sale.
      During the fiscal year ended December 31, 2004, we sold $5,000,000 in mortgage loans to Vestin Fund II, LLC.

VESTIN FUND III, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the fiscal year ended December 31, 2004, we purchased $10,000,000 in mortgage loans from Vestin Fund II, LLC.
Note G — Secured Borrowings
      Intercreditor agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us, Vestin Mortgage, Vestin Fund I, and Vestin Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Lead Lenders are required to protect the Investor by (i) continuing to remit to the Investor the interest due on the participation amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance of the participation plus accrued interest.
      Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.
      As of December 31, 2004, funds being used under intercreditor and participation agreements where we have potential obligations as defined above totaled $2.6 million.
Note H — Note Payable
      Note payable consists of the following:

Balance at
December 31,
2004

10-year note payable to banking institution secured by real property, bearing interest at 5.6% per annum, payable in monthly principal and interest installments of $30,694	$4,927,885

      As of December 31, 2004, the scheduled maturity of the note payable is as follows:

2005	$94,815
2006	100,263
2007	106,024
2008	112,116
2009	118,563
Thereafter	4,396,104

$4,927,885

Note I — Members’ Equity

Membership Units
      For the year ended December 31, 2004, we sold 2,425,244 units for proceeds totaling $24,277,898. Additionally, members’ received 47,462 units as a result of reinvestments of distributions.
      Our Manager will be reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering of our units. As of December 31, 2004, approximately $926,000 of offering costs were incurred by us and paid by our Manager on our behalf, which was recorded as deferred offering costs. These deferred offering costs, which are primarily legal, accounting and registration fees, will be converted to membership units at a price of $10 per unit once we raise enough capital to ensure the deferred offering costs do not exceed 2% of the gross proceeds of the offering. Any additional offering costs paid by our Manager will

VESTIN FUND III, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be converted to membership units of up to 2% of the gross proceeds of the offering. Any additional costs above 2% of the gross proceeds of the offering will be absorbed by our Manager.

Allocations and Distributions
      In accordance with our operating agreement, profits, gains and losses are to be credited to and charged against each member’s capital account in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.
      Interest received on mortgage loans net of expenses, is distributed monthly to members, members may elect to reinvest their distributions.
      Distributions of proceeds from the repayment of principal on a mortgage loan will be made to the members pro rata based on their capital accounts.
      For the year ended December 31, 2004, members received distributions totaling $1,349,851.

Working Capital Reserves
      We are required by our operating agreement to maintain working capital reserves of approximately 3% of the aggregate capital accounts of the members. This reserve is available to pay any future expenses in excess of revenues, satisfy obligations of underlying secured properties, expend money to satisfy our unforeseen obligations and for other permitted uses of our working capital. Working capital reserves up to 3% in cash or cash equivalents are excluded from the funds committed to investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans or real property.

Value of Members’ Capital Accounts
      In accordance with Section 7.8 of the our operating agreement, our Manager has completed its annual review of the value of our assets and has determined that, as a result of an increase in the value of our assets, the value of members capital accounts must be adjusted from $10 per unit to $10.30 per unit. As a result, new units sold by the Company on or after November 10, 2004 have been sold at $10.30 per unit. The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP. Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.
Note J — Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect that adoption of SFAS No. 151 will have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are

VESTIN FUND III, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. We do not expect that adoption of SFAS No. 153 will have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.
      In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. We do not believe that the adoption of FAS 109-2 will have a significant effect on our financial statements.
Note K — Legal Matters Involving the Manager
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
      Defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the Ninth Circuit United States Court of Appeals. We are not a party to the Action.
      Our Manager is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities. Our Manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. Our Manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on its financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our Manager’s net income in any particular period.
Note L — Legal Matters Involving the Company
      The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to us, Vestin Group, Fund I and Fund II. We have fully cooperated during the course of the informal inquiry. On January 6, 2005, we received from the SEC an “Order Directing Private Investigation and Designating Officers to Take Testimony” which appears to focus on the financial reporting of us, Fund I and Fund II. We intend to continue to cooperate fully in this matter and believe that we have complied with SEC disclosure requirements. We cannot at this time predict the outcome of this matter.

VESTIN FUND III, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We may become involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. The outcome of any such proceedings could have a material impact on our net income in any particular period.
Note M — Selected Quarterly Financial Data (unaudited)
      The following schedule is a selected quarterly financial date for fiscal year ended December 31, 2004:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$304,338	$647,907	$686,239	$721,302	$2,359,786
Expenses	122,451	360,914	252,987	253,501	989,853

Net income	$181,887	$286,993	$433,252	$467,801	$1,369,933

Net income allocated to members per weighted average membership units	$0.17	$0.22	$0.25	$0.20	$0.78

Distributions	$52,217	$351,617	$420,056	$525,961	$1,349,851

Distributions allocated to members per weighted average membership unit	$0.05	$0.27	$0.25	$0.23	$0.77

Weighted average membership units	1,093,043	1,317,948	1,712,296	2,338,011	1,751,700

Note N — Segment Information
      Operating segments are components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision makers in assessing performance and deciding how to allocate resources. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment.
      The information provided for Segment Reporting is based on internal reports utilized by management. The presentation and allocation of overhead and the net contribution for the operating segments may not reflect the actual economic costs, contribution or results of operations of the segments as stand alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management’s view, likely not be impacted.
      Our two reportable segments are investments in mortgage loans and investments in real estate.

VESTIN FUND III, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial information concerning our reportable segments is presented as follows for the year ended December 31, 2004:

	Investment in	Investments in
	Mortgage Loans	Real Estate	Total

Revenues:
Interest income	$1,955,911	$—	$1,955,911
Rental income	—	316,625	316,625
Other	87,250	—	87,250

Total revenues	2,043,161	316,625	2,359,786
Operating expenses:
Management fees	20,995	15,240	36,235
Interest related to secured borrowings	630,087	—	630,087
Provision for loan losses	72,500	—	72,500
Professional fees	36,114	26,214	62,328
Other	5,026	22,961	27,987

Total operating expenses	764,722	64,415	829,137
EBITDA*	1,278,439	252,210	1,530,649

Less:
Depreciation and amortization	—	80,740	80,740
Interest expense	—	79,976	79,976

Net income	$1,278,439	$91,494	$1,369,933

*	EBITDA represents net earnings before interest expense, income taxes, depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance but it does not represent cash flows.
      EBITDA is a measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net earnings, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally.
      Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements. Other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure. In addition, EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations.
Note O — Subsequent Events
      Vestin Group’s common stock was delisted from the Nasdaq SmallCap Market in early February 2005. The common stock currently trades in the pink sheets published by the National Quotation Bureau.
      On March 25, 2005, the Board of Directors of Vestin Group announced that Vestin Group had received a proposal from its controlling shareholder, Michael V. Shustek, to acquire any and all of the shares of Vestin

VESTIN FUND III, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Group common stock which he does not currently own. As a result, Vestin Group may become a privately held company in the near future.

EXHIBIT INDEX

Exhibit
No.		Description of Exhibits

3	.1(1)	Articles of Organization
3	.2(2)	Certificate of Amendment to Articles of Organization
3	.3(3)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)
4	(4)	Distribution Reinvestment Plan
10	.7(5)	Purchase and Sale Agreement, dated August 1, 2004, by and between Luke Properties, LLC and Vestin Fund III, LLC
10	.8(5)	Assignment and Assumption Agreement dated August 16, 2004 by and between Vestin Fund III, LLC and VFIII HQ, LLC
10.9		Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Fund III, LLC
31.1		Section 302 Certification of Michael V. Shustek
31.2		Section 302 Certification of John Alderfer
32		Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(2)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004, File No. 333-105017.

(3)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.

(4)	Incorporated herein by reference to Exhibit 4.4 of our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(5)	Incorporated herein by reference to our Form 10-Q filed on November 15, 2004, File No. 333-105017.