Form 10-Q
period 2005-03-31
VESTIN FUND III LLC
filed 2005-05-16
CIK 1230634

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes ☐ No ☑

As of April 30, 2005 the Issuer had 2,753,262 of its Units outstanding.

VESTIN FUND III, LLC

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	MARCH 31, 2005	DECEMBER 31, 2004
ASSETS

Cash	$1,438,668	$6,285,989
Interest receivable	203,591	127,263
Investment in mortgage loans, net of allowance for loan losses of $104,324 and $72,500 as of March 31, 2005 and December 31, 2004, respectively	20,760,414	13,519,998
Investment in real property, net of accumulated depreciation of $129,193 and $76,504 as of March 31, 2005 and December 31, 2004, respectively	9,761,288	9,813,977
Capitalized loan fees, net of amortization of $7,106 and $4,236 March 31, 2005 and December 31, 2004, respectively	107,696	110,566
Assets under secured borrowings	2,502,983	2,590,491
Deferred offering costs	937,066	926,054

	$35,711,706	$33,374,338

LIABILITIES AND MEMBERS’ EQUITY

Liabilities Accounts payable	$56,470	$—
Due to Manager	1,200,240	1,093,628
Due to Fund II	289	—
Secured borrowings	2,502,983	2,590,491
Note payable	4,904,700	4,927,885

Total liabilities	8,664,682	8,612,004

Members’ equity — Authorized 12,000,000 units at $10 per unit, 2,705,637 units issued and outstanding at March 31, 2005 and 2,471,658 units issued and outstanding at December 31, 2004	27,047,024	24,762,334

Total members’ equity	27,047,024	24,762,334

Total liabilities and members’ equity	$35,711,706	$33,374,338

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF INCOME

	FOR THE THREE	FOR THE THREE
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004
Revenues
Interest income from investments in mortgage loans	$635,893	$298,558
Rental income	214,935	—
Other	2,954	5,780

Total revenues	853,782	304,338

Operating expenses
Management fees	16,497	2,493
Interest expense related to secured borrowings	62,547	117,363
Interest expense related to investment in real estate	68,896	—
Provision for loan losses	31,824	—
Depreciation and amortization	55,559	—
Professional fees	94,994	—
Other	61	2,595

Total operating expenses	330,378	122,451

NET INCOME	$523,404	$181,887

Net income allocated to members	$523,404	$181,887

Net income allocated to members per weighted average membership units	$0.20	$0.17

Weighted average membership units	2,665,400	1,093,043

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Units	Amount
Members’ equity at December 31, 2004	2,471,658	$24,762,334

Issuance of units	214,844	2,212,896

Distributions	—	(648,708)

Reinvestments of distributions	22,570	232,474

Members’ redemptions	(3,435)	(35,376)

Net income	—	523,404

Members’ equity at March 31, 2005	2,705,637	$27,047,024

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE	FOR THE THREE
	MONTHS ENDED	MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004
Cash flows from operating activities:
Net income	$523,404	$181,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,689	—
Amortization of capitalized loan fees	2,870	—
Provision for loan losses	31,824	—
Change in operating assets and liabilities:
Interest receivable	(76,328)	(47,028)
Accounts payable	56,470	—
Due to Fund II	289	—
Due to Vestin Group	—	4,994
Due to Manager	95,600	—

Net cash provided by operating activities	686,818	139,853

Cash flows from investing activities:
Investments in mortgage loans on real estate	(7,384,110)	(16,029,851)
Sale of mortgage loans	—	6,000,000
Proceeds from loan payoff	111,870	—
Proceeds from secured borrowings	—	5,029,851

Net cash used by investing activities	(7,272,240)	(5,000,000)

Cash flows from financing activities:
Proceeds from issuance of member units	2,212,896	11,966,601
Payments on notes payable	(23,185)	—
Members’ redemptions	(35,376)	(477,013)
Distributions, net of reinvestments	(416,234)	(30,104)

Net cash provided by financing activities	1,738,101	11,459,484

NET CHANGE IN CASH	(4,847,321)	6,599,337

Cash, beginning	6,285,989	4,952

Cash, ending	$1,438,668	$6,604,289

Interest paid during the period	$62,547	$117,263

Non-cash financing activities:

Offering costs paid by Vestin Mortgage, Inc. recorded as deferred offering costs and due to manager on the accompanying balance sheet	$11,012	$181,910

Change in loans funded through secured borrowing	$87,508	$—

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

NOTE A — ORGANIZATION

We were organized on April 16, 2003 as a Nevada limited liability company for the purpose of investing in mortgage loans and income-producing real property such as office properties, and intend to invest in other income-producing real property, such as industrial and retail properties, multifamily residential units, and assisted living facilities. Under our Operating Agreement, our existence ends on December 31, 2023, unless the members vote to extend our duration. We refer to Vestin Fund III, LLC as “the Company,” the “Fund”, “we”, “us”, or “our”. We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940 nor are we subject to any regulation there under. As a company investing in mortgage loans and raising funds through a public offering, we are subject to the North American Securities Administration Act Mortgage Program Guidelines and Real Estate Guidelines (collectively, the “NASAA Guidelines”) promulgated by the state securities administrators.

Our Manager is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation and licensed mortgage broker engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). On May 11, 2005, Vestin Group announced that it had filed a Form 15 with the SEC to de-register as a reporting company following the completion of a tender offer by its majority shareholder, Michael V. Shustek. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services. Our Operating Agreement provides that the Manager controls the daily operating activities of the Company; including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, our operating results are dependent on the Manager’s ability and intent to continue to service the Company’s assets. The Operating Agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s Chief Executive Officer. These entities also invest in commercial mortgage loans.

VF III HQ, LLC, our owned subsidiary, is a single asset limited liability company created for the purpose of owning real estate.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim consolidated financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

3. INVESTMENTS IN MORTGAGE LOANS

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

4. ALLOWANCE FOR LOAN LOSSES

We maintain an allowance for loan losses on our investments in mortgage loans for estimated credit impairment. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income. Our Manager believes that the allowance for loan losses totaling $104,324 as of March 31, 2005, included in the accompanying balance sheet is adequate to address estimated and expected credit impairment.

5. INVESTMENTS IN REAL PROPERTY

Real property is stated at cost, less accumulated depreciation. Amounts capitalized as investments in real property consist of the cost of acquisition or construction and any tenant improvements or major improvements that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Upon acquisition, the purchase price of the property is allocated to land, building and improvements and other intangible assets and associated liabilities as required by SFAS No. 141 “Business Combinations”. The allocation to land is based on an estimate of its fair value based on available information, including appraisals. The allocation to other intangible assets represents the value associated with the in-place leases, including leasing commission, legal and other related costs.

Real property is depreciated using the straight-line method over the useful lives of the assets by class generally as follows:

Land	Not depreciated
Building	40 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term

Our Manager continually monitors events and changes in circumstances that could indicate carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, our Manager assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and intangible assets to their fair value and recognize an impairment loss. Our Manager has determined there has been no impairment in the carrying value of real property held by us during the three months ended March 31, 2005.

6. DEFERRED OFFERING COSTS

Our manager will be reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering of our units. As of March 31, 2005, approximately $937,066 of offering costs were incurred by us and paid by our Manager on our behalf, which were recorded as deferred offering costs. These deferred offering costs, which are primarily legal, accounting and registration fees, will be converted to membership units at a price of $10 per unit once we raise enough capital to ensure the deferred offering costs do not exceed 2% of the gross proceeds of the offering. Any additional offering costs paid by our Manager will be converted to membership units of up to 2% of the gross proceeds of the offering. Any additional costs above 2% of the gross proceeds of the offering will be absorbed by our manager.

7. SECURED BORROWINGS

Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements generally provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Vestin Fund I and/or Vestin Fund II (collectively, the “Lead Lenders”) and/or inVestin Nevada, Inc. In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

NOTE C — INVESTMENTS IN MORTGAGE LOANS

Investments in mortgage loans as of March 31, 2005 are as follows:

	Number		Weighted
Loan	Of		Average	Portfolio	Loan
Type	Loans	Balance**	Interest Rate	Percentage	To Value*
Acquisition and development	2	$3,090,819	11.13%	14.81%	56.84%
Bridge	2	1,762,841	10.45%	8.45%	51.62%
Commercial	6	9,357,121	12.25%	44.85%	70.35%
Construction	2	1,195,201	12.00%	5.73%	64.44%
Land	3	5,458,756	10.79%	26.16%	55.47%

	15	$20,864,738	11.54%	100.00%	62.54%

Investments in mortgage loans as of December 31, 2004 are as follows:

	Number		Weighted
Loan	Of		Average	Portfolio	Loan
Type	Loans	Balance**	Interest Rate	Percentage	To Value*
Acquisition and development	3	$6,319,351	10.90%	46.49%	56.74%
Bridge	1	1,500,000	10.00%	11.04%	50.62%
Commercial	2	3,348,152	13.27%	24.63%	73.28%
Construction	1	265,451	12.00%	1.95%	66.53%
Land	3	2,159,544	12.81%	15.89%	71.82%

	10	$13,592,498	11.71%	100.00%	62.73%

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

			December 31,
	March 31, 2005	Portfolio	2004	Portfolio
Loan Type	Balance**	Percentage	Balance*	Percentage
First mortgages	$18,338,129	87.89%	$11,014,604	81.03%
Second mortgages	2,526,609	12.11%	2,577,894	18.97%

	$20,864,738	100.00%	$13,592,498	100.00%

The following is a schedule of contractual maturities of investments in mortgage loans as of March 31, 2005:

2005	$6,149,735
2006	14,715,003

$20,864,738

The following is a schedule by geographic location of investments in mortgage loans as of:

			December 31,
	March 31, 2005	Portfolio	2004	Portfolio
	Balance**	Percentage	Balance**	Percentage
Arizona	$6,864,538	32.90%	$6,864,538	50.50%
California	4,839,671	23.20%	1,648,152	12.12%
Colorado	262,841	1.26%	—	0.00%
Nevada	6,967,938	33.40%	4,079,808	30.02%
Oklahoma	1,000,000	4.79%	1,000,000	7.36%
Texas	929,750	4.45%	—	0.00%

	$20,864,738	100.00%	$13,592,498	100.00%

** The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet.

		December 31,
	March 31, 2005	2004
Balance per loan portfolio	$20,864,738	$13,592,498
Less:
Allowance for loan losses	(104,324)	(72,500)

Balance per balance sheet	$20,760,414	$13,519,998

We have six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 10% to 15%. Revenue by product will fluctuate based upon relative balances during the period.

Our Manager has evaluated the collectibility of the loans in our portfolio in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Our Manager believes a general allowance for loan losses totaling $104,324 included in the accompanying balance sheet as of March 31, 2005 is adequate to address estimated credit losses in our investment in mortgage loan portfolio. No specific allowances were deemed necessary.

Decisions regarding an allowance for loan losses reflect our Manager’s judgment regarding future events. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that we experience losses greater than the amount of the allowance, we may incur a charge to earnings that will adversely affect our operating results and the amount of any cash available for distribution.

The following is a rollforward of the allowance for loan losses for the three months ended March 31, 2005:

	Balance at		Balance at
	December 31,		March 31,
Description	2004	Provisions	2005
General Valuation Allowance	$72,500	$31,824	$104,324

In addition, our Manager had granted extensions on 1 loan pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of March 31, 2005 was approximately $0.3 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

NOTE D — INVESTMENT IN REAL PROPERTY

Investment in real property consists of an approximately 42,000 square foot office building located at 8379 West Sunset Road in Las Vegas, Nevada. The purchase price and related closing costs was approximately $9.8 million. As of March 31, 2005, the building was fully leased by Vestin Group earning rental revenues of $71,645 per month. Vestin Group has sub-leased office space in the building as permitted by the lease agreement. We provided $4,850,000 of the purchase price from our capital and borrowed $4,950,000 for the remainder of the purchase price. We subsequently conveyed the real property to our wholly-owned subsidiary, VF III HQ LLC.

Subsequent to the purchase of this property we invested an additional $90,481 in tenant improvements. As of March 31, 2005 the carrying value of this property was $9,761,288 which is net of accumulated depreciation of $129,193.

NOTE E — LEASING ACTIVITY

Future minimum base rental income due under non-cancelable leases with Vestin Group in effect as of March 31, 2005 is as follows:

2005	$656,268
2006	906,051
2007	942,293
2008	979,985
2009	1,019,185
Thereafter	5,316,833

$9,820,615

NOTE F — RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2005 and 2004, we recorded management fees to our Manager of approximately $16,500 and $2,500, respectively. Additionally, for the three months ended March 31, 2005, we recorded pro rata distributions owed to our Manager of approximately $23,000, no such distributions were paid for the same period in prior year.

As of March 31, 2005, amounts due to the Manager, Fund II, and Vestin Group of approximately $1,200,000 are primarily related to deferred offering costs paid on our behalf as well as unpaid management fees and distributions.

During the three months ended March 31, 2005, we incurred expenses of $21,375 to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. One of Vestin Mortgage’s former directors is an equity owner in that firm.

During the three months ended March 31, 2005, we incurred expenses of $1,143 for legal fees to a law firm in which the Secretary of Vestin Group has an equity ownership interest.

NOTE G — SECURED BORROWINGS

Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements generally provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Vestin Fund I and/or Vestin Fund II (collectively, the “Lead Lenders”) and/or inVestin Nevada, Inc. In the event of borrower non-performance, the intercreditor agreements provide that the Lead

Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

As of March 31, 2005, funds being used under intercreditor and participation agreements where we have potential obligations as defined above totaled $2,502,983.

NOTE H — NOTE PAYABLE

Note payable consists of the following:

Balance at
March 31, 2005
10- year note payable secured by real property, bearing interest at 5.6% per annum, payable in monthly principal and interest installments of $30,694	$4,904,700

As of March 31, 2005, the scheduled maturity of the note payable is as follows:

2005	$71,608
2006	100,267
2007	106,029
2008	112,121
2009	118,563
Thereafter	4,396,112

$4,904,700

NOTE I — MEMBERS’ EQUITY

Membership Units

During the three months ended March 31, 2005, we sold 214,844 units for proceeds totaling $2,212,896. Additionally, members’ received 22,570 units as a result of reinvestments of distributions.

Our Manager will be reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering of our units. As of March 31, 2005, approximately $937,000 of offering costs were incurred by us and paid by our Manager on our behalf, which were recorded as deferred offering costs. These deferred offering costs, which are primarily legal, accounting and registration fees, will be converted to membership units once we raise enough capital to ensure the deferred offering costs do not exceed 2% of the gross proceeds of the offering. Any additional offering costs paid by our Manager will be converted to membership units of up to 2% of the gross proceeds of the offering. Any additional costs above 2% of the gross proceeds of the offering will be absorbed by our Manager.

Allocations and Distributions

In accordance with our Operating Agreement, profits, gains and losses are to be credited to and charged against each member’s capital account in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Revenues received net of expenses, is distributed monthly to members, members may elect to reinvest their distributions.

Distributions of proceeds from the repayment of principal on a mortgage loan will be made to the members pro rata based on their capital accounts.

For the three months ended March 31, 2005, members received distributions totaling $648,708.

Working Capital Reserves

We are required by our Operating Agreement to maintain working capital reserves of approximately 3% of the aggregate capital accounts of the members. This reserve is available to pay any future expenses in excess of revenues, satisfy obligations of underlying secured properties, expend money to satisfy our unforeseen obligations and other permitted uses of our working capital. Working capital reserves up to 3% in cash or cash equivalents are excluded from the funds committed to investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans or real property.

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our Manager reviewed the value of our assets during the last quarter of fiscal 2004. Based on this review, as a result of an increase in the value of our assets, the value of members capital accounts was adjusted from $10 per unit to $10.30 per unit. As a result, new units sold on or after November 10, 2004 have been sold at $10.30 per unit. The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP. Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

NOTE J — RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. While we are still evaluating the impact of this statement, we do not currently believe it will have a material impact on our financial statements.

In December 2004, the FASB issued Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”). The American Jobs Creation Act of 2004 introduces a special one-time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision, and was effective immediately upon issuance. We do not believe that the adoption of FAS 109-2 will have a significant effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-based Payment” which replaces the prior SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123 (revised 2004) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation costs will be recognized over the period an employee provides services in exchange for the award. This new standard will become effective for us July 8, 2005, and we are still evaluating the impact of this statement. We do not currently believe it will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21

(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 153 will have a material effect on its financial position, results of operations, or liquidity. We do not currently believe it will have a material impact on our financial statements.

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

Our Manager is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities. Our Manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. Our Manager believes it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on its financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our Manager’s net income in any particular period.

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

NOTE M –SEGMENT INFORMATION

Operating segments are components of an enterprise in which separate financial information is available that is regularly reviewed by the chief operating decision makers in assessing performance and deciding how to allocate resources. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment.

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

Our two reportable segments are investments in mortgage loans and investments in real estate.

Financial information concerning our reportable segments is presented as follows for the three months ended March 31, 2005:

	Investment in	Investments in
	mortgage loans	real estate	Total
Revenues:
Interest income	$635,893	$—	$635,893
Rental income	—	214,935	214,935
Other	2,954	—	2,954

Total revenues	638,847	214,935	853,782

Operating expenses:
Management fees	11,221	5,276	16,497
Interest related to secured borrowings	62,547	—	62,547
Provision for loan losses	31,824	—	31,824
Professional fees	64,614	30,380	94,994
Other	41	20	61

Total operating expenses	170,247	35,676	205,923

EBITDA*	468,600	179,259	647,859

Less:
Depreciation and amortization	—	55,559	55,559
Interest expense	—	68,896	68,896

Net income	$468,600	$54,804	$523,404

* EBITDA represents net earnings before interest expense, income taxes, depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance but it does not represent cash flows.

EBITDA is a measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net earnings, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. A reconciliation of EBITDA to net income is set forth above.

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

NOTE N –SUBSEQUENT EVENTS

Our Manager is currently evaluating a plan to convert Vestin Fund III into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, filing of a proxy and registration statement with the SEC, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund III into a REIT will be successfully implemented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2005. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Form 10-Q and our report on Form 10-K for the year ended December 31, 2004.

BACKGROUND

We were organized on April 16, 2003 as a Nevada limited liability company for the purpose of investing in mortgage loans and income-producing real property such as office properties, and intend to invest in other income-producing real property, such as industrial and retail properties, multifamily residential units, and assisted living facilities. Under our Operating Agreement, our existence ends on December 31, 2023, unless the members vote to extend our duration. We refer to Vestin Fund III, LLC as “the Company,” the “Fund”, “we”, “us”, or “our”. We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940 nor are we subject to any regulation thereunder. As a company investing in mortgage loans and raising funds through a public offering, we are subject to the North American Securities Administration Act Mortgage Program Guidelines and Real Estate Guidelines (collectively, the “NASAA Guidelines”) promulgated by the state securities administrators.

Our Manager is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation and licensed mortgage broker engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). On May 11, 2005, Vestin Group announced that it had filed a Form 15 with the SEC to de-register as a reporting company following the completion of a tender offer by its majority shareholder, Michael V. Shustek. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services. Our Operating Agreement provides that the Manager controls the daily operating activities of the Company; including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, our operating results are dependent on the Manager’s ability and intent to continue to service the our assets. The Operating Agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s Chief Executive Officer. These entities also invest in commercial mortgage loans.

OVERVIEW

On November 7, 2003, our Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“Unit”). We commenced operations on February 12, 2004. By March 31, 2005, we had sold approximately 2,600,000 units. Members may participate in our Distribution Reinvestment Plan whereby the member’s distribution may be used to purchase additional units at the current value. As of March 31, 2005, an additional approximately 70,000 units have been purchased under this plan.

Our operating results depend primarily upon (i) the amount of capital we have to invest in mortgage loans and income producing real estate, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans, (v) our ability to identify and acquire suitable income-producing properties, (vi) the level of rents or other income we are able to generate from our acquired properties and (vii) the level of non-performing assets and loan losses which we experience.

We only operated for 49 days during the three month period ended March 31, 2004 and we had limited assets during that quarter. It is therefore not possible to make any meaningful comparison between the results of our operations for the three month period ended March 31, 2004 with the three month period ended March 31, 2005.

In accordance with Section 7.8 of our Operating Agreement, our Manager reviewed the value of our assets during the last quarter of fiscal 2004. Based on this review, as a result of an increase in the value of our assets, the value of members capital accounts was adjusted from $10 per unit to $10.30 per unit. As a result, new units sold on or after November 10, 2004 have been sold at $10.30 per unit. The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP. Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

SUMMARY OF FINANCIAL RESULTS

	Three months ended
	March 31, 2005		March 31, 2004
Total revenues	$853,782		$304,338
Total expenses	330,378		122,451

Net income	$523,404		$181,887

Net income allocated to members per weighted average membership units	$0.20		$0.17

Annualized rate of return to members	7.73	%(a)	12.40	%(b)

Weighted average membership units	2,665,400		1,093,043

(a)	The annualized rate of return to members in 2005 is calculated based upon the net income allocated to members per weighted average units as of March 31, 2005 divided by the number of days during the period (90 days for the three months ended March 31, 2005) and multiplied by three hundred and sixty five (365) days, then divided by 10.30 (the $10.30 cost per unit).

(b)	The annualized rate of return to members in 2004 is calculated based upon the net income allocated to members per weighted average units as of March 31, 2004 divided by the number of days during the period (49 days from February 12, 2004, the day we commenced operations after raising the minimum $10 million) and multiplied by three hundred and sixty five (365) days, then divided by ten (the $10 cost per unit).

Total Revenues. Revenues for the three months ended March 31, 2005 and 2004 of approximately $900,000 and $300,000, respectively, an increase of $600,000 or 200%, and were derived primarily from interest income on mortgage loans approximating $636,000 and $299,000, respectively. This increase is largely due to the fact that we were only operating for 49 days during the quarter ended March 31, 2004 and the amount of capital we have to invest in mortgage loans increased significantly from 2004 to 2005. During the three months ended March 31, 2005, revenues also included approximately $215,000 in rental income from income producing real property.

Approximately $264,000 of our interest revenue for the three months ended March 31, 2005 was derived from interest reserves, no such revenue was earned for the same period in the prior year.

As of March 31, 2005, our Manager had granted extensions on 1 loan pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of March 31, 2005 was approximately $0.3 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

Total Expenses. For the three months ended March 31, 2005 and 2004, expenses were relatively flat as a percentage of revenues, totaling approximately $330,000 or 37% of revenues for the 2005 period and $122,000, or 40% of revenues for the 2004 period. The increase of $208,000 or 170% is primarily related to the following:

•	Management fees increased by approximately $14,000 due to a proportionate increase in the amount of capital we have.

•	Depreciation and amortization totaled approximately $56,000 due to the acquisition of an investment in real property in August 2004.

•	Professional fees, which represent primarily accounting and auditing fees, totaled approximately $95,000 for the three months ended March 31, 2005. We did not incur such expense for the same period in the prior year.

•	During the three months ended March 31, 2005, we recorded provisions for loan losses of approximately $32,000 to adjust our general allowance for loan losses.

These increases were partially offset by a decrease in interest expense of approximately $60,000 related to secured borrowings as a result of secured borrowings decreasing to $2,500,000 from $5,000,000 for the same period in prior year.

Net Income. Net income for the three months ended March 31, 2005 totaled approximately $500,000 compared to $200,000 for the same period in prior year, an increase of $300,000 or 150%.

Annualized Rate of Return to Members. For the three months ended March 31, 2005 and 2004, annualized rate of return to members totaled 7.73% and 12.40%, respectively.

Distributions to Members. For the three months ended March 31, 2005 and 2004, members received distributions totaling $648,708 as compared to distributions totaling $52,217 for the same period in 2004. The foregoing distributions were paid entirely from Net Income Available for Distribution as defined in our Operating Agreement. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP.

INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of March 31, 2005, we had investments in mortgage loans secured by real estate totaling $20.9 million, including thirteen loans totaling $18.3 million that were secured by first deeds of trust and two loans totaling $2.5 million that were secured by second deeds of trust.

As of March 31, 2005, the weighted average contractual interest rate on our investment in mortgage loans is 11.54%. These mortgage loans have contractual maturities within the next 18 months.

Losses may occur from investing in mortgage loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions, the financial position of borrowers, and changes in collateral values from the time of loan origination.

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

Based upon this evaluation, our Manager believes that the allowance for loan losses totaling $104,324 included in the accompanying balance sheet as of March 31, 2005 is adequate to meet estimated credit losses.

Decisions regarding an allowance for loan losses require judgment about the probability of future events. As a result, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent we experience losses greater than the amount of the allowance, we may incur a charge to earnings that will adversely affect its operating results and the amount of any distributions payable to our members.

INVESTMENT IN REAL PROPERTY

Investment in real property consists of an office building which has approximately 42,000 square feet of rentable space, located at 8379 West Sunset Road in Las Vegas, Nevada.

In August 2004, Vestin Group relocated its corporate headquarters to this facility. As further discussed in “Segment Information” below, net income on this segment of our business for the three months ended March 31, 2005 was approximately $54,804. The following represents our estimated yield on this investment from a cash flow perspective.

Net income from real estate segment	$54,804
Add back depreciation and amortization	55,559

Cash yield	$110,363

Cash investment	$4,850,000

Number of months	3

Annualized cash yield on real estate segment	9.10%

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

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in mortgage loans for estimated credit impairment. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income. Our Manager believes that the allowance for loan losses totaling $104,324 as of March 31, 2005, included in the accompanying balance sheet is adequate to address estimated and expected credit impairment.

Investments in Real Property

Real property is stated at cost, less accumulated depreciation. Amounts capitalized as investments in real property consist of the cost of acquisition or construction and any tenant improvements or major improvements that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Upon acquisition, the purchase price of the property is allocated to land, building and improvements and other intangible assets and associated liabilities as required by SFAS No. 141 “Business Combinations”. The allocation to land is based on an estimate of its fair value based on available information, including appraisals. The allocation to other intangible assets represents the value associated with the in-place leases, including leasing commission, legal and other related costs.

Real property is depreciated using the straight-line method over the useful lives of the assets by class generally as follows:

Land	Not depreciated
Building	40 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term

Our Manager continually monitors events and changes in circumstances that could indicate carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, our Manager assess the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and intangible assets to their fair value and recognize an impairment loss. Our Manager has determined there has been no impairment in the carrying value of real property held by us during the three months ended March 31, 2005.

Secured Borrowings

Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements generally provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Vestin Fund I and/or Vestin Fund II (collectively, the “Lead Lenders”) and/or inVestin Nevada, Inc. In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operational purposes. We do not have any significant capital expenditures. Accordingly, we believe that cash held at bank institutions will be sufficient to meet our capital requirements in the next twelve months. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because our Manager will continue to manage our affairs. We are charged by our Manager a monthly management fee of up to 0.25% of our aggregate capital contributions. Pursuant to our Operating Agreement, we recorded management fees to our Manager during the three months ended March 31, 2005 and 2004 of approximately $16,500 and $2,500, respectively.

During the three months ended March 31, 2005, cash flows provided by operating activities approximated $0.7 million. Investing activities consisted of cash provided by loan sales and payoffs of approximately $0.1 million and cash used in purchases of investments in mortgage loans approximating $7.4 million. Financing activities consisted of members’ distributions of $0.4 million (net of reinvestments) and issuance of member units totaling approximately $2.2 million.

We currently rely upon the sale of units to new investors, dividend reinvestments by our members, loan pay-offs and funds obtained under inter-creditor agreements to provide the funds we need to make mortgage loans and acquire properties. Our sales of new units have averaged $154,512 per month for the last six months. We believe sales of our units have been adversely impacted by the pending SEC investigation and the lower returns paid to members of Fund I and Fund II.

As of March 31, 2005, members holding approximately 57% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will depend upon our performance, as well as, the number of members who prefer to reinvest rather than receive current distributions of their income.

Any significant level of defaults on our outstanding loans could reduce the funds we have available for investment in new loans. Foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. In addition, any significant level of redemptions by our members would reduce the capital we have available for investment. Such redemptions are limited by the terms of our Operating Agreement to not more than 10% per calendar year and are subject to other conditions. Requests for redemptions could increase in the future as members will be permitted to seek redemption on the full amount of their investment without any discount commencing on the second anniversary of their date of investment. Our Manager is currently evaluating a plan to convert Vestin Fund III into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on an exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, filing of a proxy and registration statement with the SEC, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund III into a REIT will be successfully implemented.

As of March 31, 2005, we did not have any significant non-performing assets.

At March 31, 2005, we had approximately $1,400,000 in cash and approximately $35,700,000 in total assets. It appears we have sufficient working capital to meet our operating needs in the near term.

Loans that have been participated to third party investors through intercreditor agreements (“Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Agreements generally provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate in certain mortgage loans with us and/or Vestin Fund I and/or Vestin Fund II (collectively, the “Lead Lenders”) and/or inVestin Nevada, Inc. In the event of borrower non-performance, the intercreditor agreements provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

As of March 31, 2005, funds being used under intercreditor and participation agreements where we have potential obligations, as defined above, totaled $2,502,983.

We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents, and certificates of deposit. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy unforeseen obligations and other permitted uses of working capital. Working capital reserves of up to 3% are included in the funds committed to loan investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in mortgage loans.

Segment Information

Operating segments are components of an enterprise in which separate financial information is available that is regularly reviewed by the chief operating decision makers in assessing performance and deciding how to allocate resources. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment.

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

Our two reportable segments are investments in mortgage loans and investments in real estate.

Financial information concerning our reportable segments is presented as follows for the three months ended March 31, 2005

	Investment in	Investments in
	mortgage loans	real estate	Total
Revenues:
Interest income	$635,893	$—	$635,893
Rental income	—	214,935	214,935
Other	2,954	—	2,954

Total revenues	638,847	214,935	853,782

Operating expenses:
Management fees	11,221	5,276	16,497
Interest related to secured borrowings	62,547	—	62,547

	Investment in	Investments in
	mortgage loans	real estate	Total
Provision for loan losses	31,824	—	31,824
Professional fees	64,614	30,380	94,994
Other	41	20	61

Total operating expenses	170,247	35,676	205,923

EBITDA*	468,600	179,259	647,859

Less:
Depreciation and amortization	—	55,559	55,559
Interest expense	—	68,896	68,896

Net income	$468,600	$54,804	$523,404

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

Off Balance Sheet Arrangements

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

Contractual Obligations

The following summarizes our contractual obligations at March 31, 2005.

	Payment due by period
		Less than 1			More than
Contractual Obligation	Total	year	1-3 years	3-5 years	5 years
Secured borrowings	$2,502,983	$2,502,983	$—	$—	$—

RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2005 and 2004, we recorded management fees to our Manager of approximately $16,500 and $2,500, respectively. Additionally, for the three months ended March 31, 2005, we recorded pro rata distributions owed to our Manager of approximately $23,000, no such distributions were paid for the same period in prior year.

As of March 31, 2005, amounts due to the Manager, Fund II, and Vestin Group of approximately $1,200,000 are primarily related to deferred offering costs paid on our behalf as well as unpaid management fees and distributions.

During the three months ended March 31, 2005, we incurred expenses of $21,375 to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. One of Vestin Mortgage’s former directors is an equity owner in that firm.

During the three months ended March 31, 2005, we incurred expenses of $1,143 for legal fees to a law firm in which the Secretary of Vestin Group has an equity ownership interest.

FACTORS AFFECTING THE COMPANY’S OPERATING RESULTS

Our business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, our operating results may be affected by:

Risks of Investing in Mortgage Loans

•	Our Manager’s underwriting standards and procedures are more lenient than conventional lenders in that we will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

•	Our Manager approves mortgage loans more quickly then other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry our manager performs will not reveal all material facts pertaining to the borrower and the security.

•	Appraisals may be performed on an “as-if developed” basis which appraised values dramatically exceed immediate sales values. Therefore there is a risk that the borrower will not complete development of the project which may affect the expected value of the property and the loan to value ratio. Also, property may not have value above its “as-is value” which itself may be difficult to realize.

•	Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending in which we will have fewer loans to acquire, thus reducing our revenues and the distributions to our members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm our reputation and make it more difficult for us to attract investors willing to acquire interest in mortgage loans.

Risk of Defaults

Our performance will be directly impacted by any defaults on the loans in our portfolio and by defaults by tenants in properties that we own. As noted above, we may experience a higher rate of defaults than conventional mortgage lenders. We seek to mitigate the risk by estimating the rate of the underlying collateral and insisting on low loan to value ratios. However, no assurance can be given that these efforts will fully protect us against losses on defaulted loans. Moreover, during the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that we will earn less (if any) income from such loans, thereby reducing our earnings. If we do foreclose on a property, our Manager may determine that the best course of action is to sell such property quickly in order to generate a return of funds to us which may then be used in our lending operations. As a result, we may not receive the best price for the foreclosed property and, in some cases; we may receive less than the amount due to us under the defaulted loan. Similarly, we will attempt to mitigate against the risk of tenant defaults through security deposits, guaranties, letters of credit and by selecting properties which we believe are attractive and easy to rent. However, our assessment in this regard may prove incorrect and changes in local real estate markets may result in our experiencing extended vacancies in our properties.

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

There are numerous investors in income producing real estate including, a Real Estate Investment Trust (“REIT”), insurance companies, pension funds, property management companies and high net worth individuals. Many of these investors have substantially more financial resources and experience than we have, which may enable them to acquire the most attractive properties on the market. We will attempt to benefit from our Manager’s experience and contacts in certain markets to assist us in acquiring attractive income producing properties. However, there is substantial competition for real estate investments in each of those markets and no assurance can be given that our Manager’s contacts and expertise will provide us with any competitive advantage.

Risks of Investing in Real Property

•	Changes in the general economic or local conditions could have an adverse impact on the real estate market in general.

•	Changes in the supply of or demand for similar or competing properties in an area. If we pay a higher price, our profitability will be reduced. Additionally, if we are unable to sell a property when we determine to do so, it could have a significant adverse affect on our cash flow and operations.

•	Changes in interest rates and availability of permanent mortgage funds may render the sale of a property difficult or unattractive.

•	Changes in tax, real estate, environmental and zoning laws may require additional material expenditures by us in order to be in compliance.

•	Periods of high interest rates and tight money supply may make the sale of property more difficult.

•	Tenant turnover could cause us to lose revenue associated with that lease and increase costs for tenant improvements.

•	General overbuilding or excess supply in the market area could lead to vacancies. If vacancies occur for a long period of time, we may suffer reduced revenues and could diminish the market value of the property.

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

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q the words or phrases “will likely result,” “are expected to,” “is anticipated,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates and fluctuations in operating results. Such factors which are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, could affect our financial performance and could cause our actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, we wish to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates. We do not have any assets or liabilities denominated in foreign currencies nor do we own any options, futures or other derivative instruments.

As of March 31, 2005, approximately 65% of our assets consist of investments in mortgage loans, including those which are financed under intercreditor agreements. At March 31, 2005, our aggregate investment in mortgage loans was approximately $20.9 million with a weighted average effective interest rate of 11.54%. Loans financed under intercreditor agreements totaled $2,502,983 at March 31, 2005 and are classified as assets under secured borrowings. Such financing is at a weighted average interest rate of 10.78%. These mortgage loans mature within the next 12 months. Most of the mortgage loans have a term of 12 months; the weighted average term of outstanding loans at March 31, 2005 was 17 months. All of the outstanding mortgage loans at March 31, 2005 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. We intend to hold such mortgage loans to maturity. None of the mortgage loans have prepayment penalties.

As of March 31, 2005, approximately $9.8 million or 27% of our assets consist of an investment in income producing real property. This property is located in Las Vegas, Nevada and is leased entirely by Vestin Group at $71,645 per month.

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

As of March 31, 2005, we had cash of approximately $1,400,000. We anticipate approximately 3% of our assets will be held in such accounts as cash reserves. Additional deposits in such accounts will be made as funds are received by us from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our company is in the process of conducting its evaluation, under the supervision and with the participation of our company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of March 31, 2005.

Based on preliminary results to date, the Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of March 31, 2005 as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of our company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on various resources including the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our company’s internal control over financial reporting was not effective as of March 31, 2005. Management identified internal control deficiencies that represented material weaknesses in internal control over the financial statement close process. The control deficiencies generally related to our company’s limited resources and internal level of technical accounting and reporting expertise. These material weaknesses affects our ability to prepare and properly review interim and annual consolidated financial statements and accompanying footnote disclosures in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.

As we have not completed the testing and evaluation of our internal control over financial reporting, it is possible that additional deficiencies could be determined to be individually or in aggregate a material weakness.

A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by our company.

Changes in Internal Control Over Financial Reporting

In order to address and correct the deficiencies identified above, management’s corrective actions include: 1) Pursue and hire the appropriate amount of highly qualified personnel to perform the internal function of the preparation and review of our interim and annual reports, 2) increase training and strengthen the expertise in accounting, internal controls over financial reporting for employees in critical accounting and financial reporting positions, and 3) where appropriate, replacing and/or adding experienced personnel to our accounting and financial reporting functions to review and monitor transactions, accounting processes and control activities more effectively.

While we are recruiting experienced, skilled finance professionals, we cannot anticipate when our staffing initiative will be completed and therefore cannot anticipate when the material weaknesses relating to our financial close process will be remediated.

Except for the material weaknesses discussed above, no changes in our internal control over financial reporting have occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) has been conducting an informal inquiry into certain matters related to us, Vestin Group, Fund I and Fund II. We have fully cooperated during the course of the informal inquiry. On January 6, 2005, we received from the SEC an “Order Directing Private Investigation and Designating Officers to Take Testimony” which appears to focus upon the financial reporting of us, Fund I and Fund II. We intend to continue to cooperate fully in this matter and believe that we have complied with SEC disclosure requirements. We cannot at this time predict the outcome of this matter.

We may become involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. The outcome of any such proceedings could have a material impact on our net income in any particular period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.

(b) On February 12, 2004, we raised the required $10,000,000 to break escrow and commence operations. The units sold under the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-11 (the “Registration Statement”) (Reg. No. 333-105017) that was declared effective by the Securities and Exchange Commission (“SEC”) on November 7, 2003. We registered 12 million units, including units under its Dividend Reinvestment Plan, at a selling price of $10.00 per unit. The aggregate price of the offering amount registered was $120 million. This offering will continue until all offered units are sold or until November 2005. Vestin Capital, Inc., an affiliate of Vestin Mortgage, Inc., our manager (“Vestin Mortgage”), will receive 0.5% of the gross proceeds of the offering for due diligence expenses. In addition, all expenses related to this offering, including expenses incurred in connection with the offer and sale of units under our Distribution Reinvestment Plan will be advanced by our manager and will be reimbursed by us for up to 2% of the gross proceeds received in the offering, which would leave $76 million in gross proceeds. As of March 31, 2005, we had incurred approximately $937,000 of offering costs paid by Vestin Mortgage on behalf of us, which are primarily legal, accounting and registration fees. These deferred offering costs will be converted into membership units once we receive sufficient gross offering proceeds to ensure that the offering costs do not exceed 2% of the gross proceeds of the offering. As of March 31, 2005, we had raised approximately $26,500,000 or 2,600,000 units and an additional $700,000, or 70,000 units under its Dividend Reinvestment Plan.

In accordance with Section 7.8 of our Operating Agreement, our Manager reviewed the value of our assets during the last quarter of fiscal 2004. Based on this review, as a result of an increase in the value of our assets, the value of members capital accounts was adjusted from $10 per unit to $10.30 per unit. As a result, new units sold on or after November 10, 2004 have been sold at $10.30 per unit. The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP. Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

We have invested in 15 loans totaling approximately $20.9 million as of March 31, 2005 and real property in Las Vegas, Nevada totaling approximately $9.8 million. We anticipate that we will invest no less than 82% of the gross proceeds of the offering and the distributions reinvested under our Dividend Reinvestment Plan in mortgage loans and real property. Once we are fully funded, we anticipate investing approximately 70% of our proceeds in real property and approximately 30% in mortgage loans. However, such percentages are only a guideline, the actual percentages may vary. We will not invest more than 20% of its proceeds in any one property once it is fully funded. We will retain approximately 3% of offering proceeds as a working capital reserve.

(c) Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 17, 2005, our Members approved certain amendments to our Operating Agreement at a Special Meeting of the Members. The amendments are described in an 8-K report we filed with the SEC on January 20, 2005, as amended on January 21, 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit
No.	Description of Exhibits
3.1(1)	Articles of Organization

3.2(2)	Certificate of Amendment to Articles of Organization

3.3(3)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

4(4)	Distribution Reinvestment Plan

10.7(5)	Purchase and Sale Agreement, dated August 1, 2004, by and between Luke Properties, LLC and Vestin Fund III, LLC

10.8(5)	Assignment and Assumption Agreement dated August 16, 2004 by and between Vestin Fund III, LLC and VFIII HQ, LLC

10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Fund III, LLC

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of John Alderfer

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(2)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004, File No. 333-105017.

(3)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.

(4)	Incorporated herein by reference to Exhibit 4.4 of our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(5)	Incorporated herein by reference to our Form 10-Q filed on November 15, 2004, File No. 333-105017.

(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005, File No. 333-105017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VESTIN FUND III, LLC

By: Vestin Mortgage, Inc., its sole manager

By:	/s/John Alderfer
John Alderfer
(Chief Financial Officer of the Manager and Duly Authorized Officer)

Dated: May 13, 2005

VESTIN FUND III, LLC

A Nevada Limited Liability Company

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibits
3.1(1)	Articles of Organization

3.2(2)	Certificate of Amendment to Articles of Organization

3.3(3)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

4(4)	Distribution Reinvestment Plan

10.7(5)	Purchase and Sale Agreement, dated August 1, 2004, by and between Luke Properties, LLC and Vestin Fund III, LLC

10.8(5)	Assignment and Assumption Agreement dated August 16, 2004 by and between Vestin Fund III, LLC and VFIII HQ, LLC

10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Fund III, LLC

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of John Alderfer

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(2)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004, File No. 333-105017.

(3)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.

(4)	Incorporated herein by reference to Exhibit 4.4 of our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(5)	Incorporated herein by reference to our Form 10-Q filed on November 15, 2004, File No. 333-105017.

(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005, File No. 333-105017.