Form 10-Q
period 2005-06-30
VESTIN FUND III LLC
filed 2005-08-12
CIK 1230634

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
Yes ☐ No ☑
As of July 31, 2005 the Issuer had 2,845,131 of its Units outstanding.

VESTIN FUND III, LLC
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	JUNE 30, 2005	DECEMBER 31, 2004

ASSETS

Cash	$1,737,855	$6,285,989
Interest receivable	198,872	127,263
Investment in mortgage loans, net of allowance for loan losses of $109,642 and $72,500 as of June 30, 2005 and December 31, 2004, respectively	21,818,773	13,519,998
Investment in real property, net of accumulated depreciation of $181,882 and $76,504 as of June 30, 2005 and December 31, 2004, respectively	9,708,599	9,813,977
Capitalized loan fees, net of amortization of $9,976 and $4,236 June 30, 2005 and December 31, 2004, respectively	104,826	110,566
Assets under secured borrowings	1,914,233	2,590,491
Due from Vestin Fund I	5,660	—
Deferred offering costs	939,932	926,054

	$36,428,750	$33,374,338

LIABILITIES AND MEMBERS’ EQUITY

Liabilities
Accounts payable	$82,021	$—
Due to Manager	1,272,261	1,093,628
Secured borrowings	1,914,233	2,590,491
Note payable	4,882,707	4,927,885

Total liabilities	8,151,222	8,612,004

Members’ equity — Authorized 12,000,000 units, 2,837,677 units issued and outstanding at June 30, 2005 and 2,471,658 units issued and outstanding at December 31, 2004	28,277,528	24,762,334

Total members’ equity	28,277,528	24,762,334

Total liabilities and members’ equity	$36,428,750	$33,374,338

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	FOR THE THREE	FOR THE THREE	FOR THE SIX	FOR THE SIX
	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004

Revenues
Interest income from investments in mortgage loans	$608,418	$346,434	$1,171,291	$527,628
Interest income related to secured borrowings	66,063	281,084	139,082	398,447
Rental income	214,935	—	429,870	—
Other	8,580	20,389	18,069	26,170

Total revenues	897,996	647,907	1,758,312	952,245

Operating expenses
Management fees	17,984	8,654	34,480	11,147
Interest expense related to secured borrowings	56,964	242,451	119,511	359,814
Interest expense related to investment in real estate	70,087	—	138,984	—
Provision for loan losses	5,318	72,500	37,142	72,500
Depreciation and amortization	55,559	—	111,118	—
Professional fees	117,005	34,204	211,999	34,204
Other	9,787	3,105	16,383	5,700

Total operating expenses	332,704	360,914	669,617	483,365

NET INCOME	$565,292	$286,993	$1,088,695	$468,880

Net income allocated to members	$565,292	$286,993	$1,088,695	$468,880

Net income allocated to members per weighted average membership units	$0.20	$0.22	$0.40	$0.45

Weighted average membership units	2,836,033	1,317,948	2,720,679	1,053,509

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC
CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	Units	Amount

Members’ equity at December 31, 2004	2,471,658	$24,762,334

Issuance of units	323,768	3,337,192

Distributions	—	(1,345,877)

Reinvestments of distributions	47,437	488,604

Members’ redemptions	(5,186)	(53,420)

Net income	—	1,088,695

Members’ equity at June 30, 2005	2,837,677	$28,277,528

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX	FOR THE SIX
	MONTHS	MONTHS
	ENDED	ENDED
	JUNE 30, 2005	JUNE 30, 2004

Cash flows from operating activities:
Net income	$1,088,695	$468,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	105,378	—
Amortization of capitalized loan fees	5,740	—
Provision for loan losses	37,142	72,500
Change in operating assets and liabilities:
Interest receivable	(71,609)	(181,504)
Accounts payable	82,021	—
Due from Fund I	(5,660)	—
Due to Vestin Group	—	8,982
Due to Manager	164,755	78,915

Net cash provided by operating activities	1,406,462	447,773

Cash flows from investing activities:
Investments in mortgage loans on real estate	(9,084,394)	(14,505,716)
Sale of investments in mortgage loans	—	2,113,791
Proceeds from loan payoff	748,477	7,732,962
Deposit on investment in real property	—	(125,000)
Purchase of investments in mortgage loans from Fund II	—	(10,000,000)

Net cash used by investing activities	(8,335,917)	(14,783,963)

Cash flows from financing activities:
Proceeds from issuance of member units	3,337,192	15,466,633
Payments on notes payable	(45,178)	—
Members’ redemptions	(53,420)	—
Distributions, net of reinvestments	(857,273)	(246,314)

Net cash provided by financing activities	2,381,321	15,220,319

NET CHANGE IN CASH	(4,548,134)	884,129

Cash, beginning	6,285,989	4,952

Cash, ending	$1,737,855	$889,081

Interest paid during the period	$258,495	$359,814

Non-cash financing activities:

Offering costs paid by Vestin Mortgage, Inc. recorded as deferred offering costs and due to manager on the accompanying balance sheet	$13,878	$180,763

Change in loans funded through secured borrowing	$676,258	$10,042,362

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
NOTE A — ORGANIZATION
We were organized on April 16, 2003 as a Nevada limited liability company for the purpose of investing in mortgage loans and income-producing real property such as office properties, and intend to invest in other income-producing real property, such as industrial and retail properties, multifamily residential units, and assisted living facilities. Under our Operating Agreement, our existence ends on December 31, 2023, unless the members vote to extend our duration. We refer to Vestin Fund III, LLC as “the Company,” the “Fund”, “we”, “us”, or “our”. We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a company investing in mortgage loans, investments in real estate and raising funds through a public offering, we are subject to the North American Securities Administration Act Mortgage Program Guidelines and Real Estate Guidelines (collectively, the “NASAA Guidelines”) promulgated by the state securities administrators.
Our Manager is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation and licensed mortgage broker engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). Michael Shustek acquired all of the outstanding shares of common stock of Vestin Group, Inc. pursuant to a tender offer and follow-on short form merger, which closed on May 26, 2005. Vestin filed a Form 15 with the SEC on May 11, 2005 to terminate its reporting obligations under the Securities Exchange Act of 1934. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services. Our Operating Agreement provides that the Manager controls the daily operating activities of the Company, including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, our operating results are dependent on the Manager’s ability and intent to continue to service the Company’s assets. The Operating Agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.
Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s Chief Executive Officer. These entities also invest in commercial mortgage loans.
VF III HQ, LLC, our wholly owned subsidiary, is a single asset limited liability company created for the purpose of owning real estate.
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
4. ALLOWANCE FOR LOAN LOSSES
We maintain an allowance for loan losses on our investments in mortgage loans for estimated credit impairment inherent to our loan portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the asset is disposed.
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
Our Manager continually monitors events and changes in circumstances that could indicate carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, our Manager assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and intangible assets to their fair value and recognize an impairment loss. Our Manager has determined there has been no impairment in the carrying value of real property held by us during the three months ended June 30, 2005.
6. DEFERRED OFFERING COSTS
Our Manager will be reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering of our units. As of June 30, 2005, offering costs of $939,932 were incurred by us and paid by our Manager on our behalf, which were recorded as deferred offering costs. These deferred offering costs, which are primarily legal, accounting and registration fees, will be converted to membership units at a price of $10.30 per unit once we raise enough capital to ensure the deferred offering costs do not exceed 2% of the gross proceeds of the offering. Any additional offering costs paid by our Manager will be converted to membership units of up to 2% of the gross proceeds of the offering. Any additional costs above 2% of the gross proceeds of the offering will be absorbed by our Manager.
7. SECURED BORROWINGS
Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a non-pari passu basis in certain mortgage loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.
Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements (“Participation Agreements”). In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.

NOTE C — INVESTMENTS IN MORTGAGE LOANS
Investments in mortgage loans as of June 30, 2005 are as follows:

	Number		Weighted
Loan	Of		Average	Portfolio	Loan
Type	Loans	Balance**	Interest Rate	Percentage	To Value*

Acquisition and development	2	$3,090,819	11.13%	14.10%	56.84%
Bridge	2	1,702,180	10.36%	7.76%	51.42%
Commercial	6	9,284,613	12.18%	42.34%	70.08%
Construction	2	1,230,551	12.00%	5.61%	64.50%
Land	5	6,620,252	11.40%	30.19%	56.92%

	17	$21,928,415	11.65%	100.00%	62.48%

Investments in mortgage loans as of December 31, 2004 are as follows:

	Number		Weighted
Loan	Of		Average	Portfolio	Loan
Type	Loans	Balance**	Interest Rate	Percentage	To Value*

Acquisition and development	3	$6,319,351	10.90%	46.49%	56.74%
Bridge	1	1,500,000	10.00%	11.04%	50.62%
Commercial	2	3,348,152	13.27%	24.63%	73.28%
Construction	1	265,451	12.00%	1.95%	66.53%
Land	3	2,159,544	12.81%	15.89%	71.82%

	10	$13,592,498	11.71%	100.00%	62.73%

*	Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.
The following is a schedule of investments in mortgage loans by lien position. Up to 10% of our loans may be secured by second deeds of trust based upon the total offering of $100 million. From time to time, until the offering is complete, the percentage of second mortgages we invest in may exceed 10%.

			December 31,
	June 30, 2005	Portfolio	2004	Portfolio
Loan Type	Balance**	Percentage	Balance*	Percentage

First mortgages	$19,585,206	89.31%	$11,014,604	81.03%
Second mortgages	2,343,209	10.69%	2,577,894	18.97%

	$21,928,415	100.00%	$13,592,498	100.00%

The following is a schedule of contractual maturities of investments in mortgage loans as of June 30, 2005:

2005	$6,008,474
2006	15,919,941

$21,928,415

The following is a schedule by geographic location of investments in mortgage loans as of June 30, 2005 and December 31, 2004:

			December 31,
	June 30, 2005	Portfolio	2004	Portfolio
	Balance**	Percentage	Balance**	Percentage
Arizona	$6,864,538	31.31%	$6,864,538	50.50%
California	6,399,563	29.18%	1,648,152	12.12%
Colorado	202,180	0.92%	—	0.00%
Nevada	6,532,384	29.79%	4,079,808	30.02%
Oklahoma	1,000,000	4.56%	1,000,000	7.36%
Texas	929,750	4.24%	—	0.00%

	$21,928,415	100.00%	$13,592,498	100.00%

**	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet.

		December 31,
	June 30, 2005	2004
Balance per loan portfolio	$21,928,415	$13,592,498
Less:
Allowance for loan losses	(109,642)	(72,500)

Balance per balance sheet	$21,818,773	$13,519,998

We have six mortgage loan products consisting of bridge, commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 8% to 15%. Revenue by product will fluctuate based upon relative balances during the period.
Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of June 30, 2005, we have provided a general allowance for loan losses of $109,642. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded. As of June 30, 2005, all of our loans were performing.
Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our Members.

The following is a rollforward of the allowance for loan losses for the six months ended June 30, 2005:

	Balance at
	December 31,		Balance at
Description	2004	Provisions	June 30, 2005
General Valuation Allowance	$72,500	$37,142	$109,642

In addition, our Manager had granted extensions on two loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of June 30, 2005 was approximately $1.1 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.
NOTE D — INVESTMENT IN REAL PROPERTY
Investment in real property consists of an approximately 42,000 square foot office building located at 8379 West Sunset Road in Las Vegas, Nevada. The purchase price and related closing costs was approximately $9.9 million. As of June 30, 2005, the building was fully leased by Vestin Group earning rental revenues of $71,645 per month. Vestin Group has sub-leased office space in the building as permitted by the lease agreement generally at rates equal to or less than rates we receive. We provided $4,850,000 of the purchase price from our capital and borrowed $4,950,000 for the remainder of the purchase price. We subsequently conveyed the real property to our wholly-owned subsidiary, VF III HQ LLC.
Subsequent to the purchase of this property we invested an additional $90,481 in tenant improvements. As of June 30, 2005, the carrying value of this property was $9,708,599, which is net of accumulated depreciation of $181,882.
NOTE E — LEASING ACTIVITY
The Company leases a facility to Vestin Group under a 10 year non-cancelable lease agreement with two 5 year optional extensions. The agreement calls for an annual base rent of approximately $860,000. Total rental income for the leased facility for the three and six months ended June 30, 2005 totaled $214,935 and $429,870, respectively.
Future minimum base rental income due under non-cancelable leases with Vestin Group in effect as of June 30, 2005 is as follows:

2005	$441,334
2006	906,051
2007	942,293
2008	979,985
2009	1,019,185
Thereafter	5,316,833

$9,605,681

NOTE F — RELATED PARTY TRANSACTIONS
For the three and six months ended June 30, 2005 and 2004, we recorded property management service fees, and acquisition and advisory fees to our Manager of approximately $18,000 and $34,500 and $8,700 and $11,100, respectively. For the three and six months ended June 30, 2005, we recorded the pro rata distributions owed to our Manager of approximately $24,000 and $47,000, respectively, compared to $22,000 and $37,000, respectively, were incurred for the same periods in the prior year.
As of June 30, 2005, amounts due to our Manager and Fund II of approximately $1,270,000 are primarily related to deferred offering costs paid on our behalf, unpaid management fees and distributions, and various expenses paid on our behalf.

During the three and six months ended June 30, 2005, we incurred expenses of $30,000 and $50,875 to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. A former director and officer of Vestin Group is an equity owner in that firm.
During the three and six months ended June 30, 2005, we incurred expenses of $3,804 and $4,948 for legal fees to the law firm of Levine, Garfinkel, and Katz in which the Secretary of Vestin Group has an equity ownership interest.
NOTE G — SECURED BORROWINGS
Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a non-pari passu basis in certain mortgage loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.
Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements (“Participation Agreements”). In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.
As of June 30, 2005, funds being used under Inter-creditor and Participation Agreements where we have potential obligations as defined above totaled $1,914,233.
NOTE H — NOTE PAYABLE
Note payable consists of the following:

Balance at June
30, 2005
10- year note payable secured by real property, bearing interest at 5.6% per annum, payable in monthly principal and interest installments of $30,694	$4,882,707

As of June 30, 2005, the scheduled maturity of the note payable is as follows:

July 1, 2005 through December 31, 2005	$50,414
2006	100,267
2007	106,029
2008	112,121
2009	118,563
Thereafter	4,395,313

$4,882,707

NOTE I — MEMBERS’ EQUITY
Membership Units
During the three and six months ended June 30, 2005, we sold 109,155 and 323,768 units for proceeds totaling $1,124,296 and $3,337,192, respectively. Additionally, members’ received 24,867 and 47,437 units as a result of reinvestments of distributions for the three and six months ended June 30, 2005, respectively.

Our Manager will be reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering of our units. As of June 30, 2005, approximately $940,000 of offering costs were incurred by us and paid by our Manager on our behalf, which were recorded as deferred offering costs. These deferred offering costs, which are primarily legal, accounting and registration fees, will be converted to membership units at a price of $10.30 per unit once we raise enough capital to ensure the deferred offering costs do not exceed 2% of the gross proceeds of the offering. Any additional offering costs paid by our Manager will be converted to membership units of up to 2% of the gross proceeds of the offering. Any additional costs above 2% of the gross proceeds of the offering will be absorbed by our Manager.
Allocations and Distributions
In accordance with our Operating Agreement, profits, gains and losses are to be credited to and charged against each member’s capital account in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.
Revenues received, net of expenses, are distributed monthly to members. Members may elect to reinvest their distributions.
For the six months ended June 30, 2005, members received distributions totaling $1,345,877.
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
Value of Members’ Capital Accounts
In accordance with Section 7.8 of our Operating Agreement, our Manager reviewed the value of our assets during the last quarter of fiscal 2004. Based on this review, as a result of an increase in the value of our assets, the value of members capital accounts was adjusted from $10 per unit to $10.30 per unit. As a result, new units sold and units redeemed on or after November 10, 2004 have been sold or redeemed at $10.30 per unit. The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP. Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.
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
NOTE K — LEGAL MATTERS INVOLVING THE MANAGER
Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael Shustek, are defendants in a civil action entitled Desert Land, L.L.C. et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action was initiated by Desert Land, L.L.C. (“Desert Land”) on various loans arranged by Del Mar Mortgage, Inc. and/or Vestin Mortgage. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.
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
NOTE L — LEGAL MATTERS INVOLVING THE COMPANY
The staff of the Pacific Regional Office of the Securities and Exchange Commission (“SEC”) had been conducting an informal inquiry into certain matters related to us, Vestin Group, Fund I and Fund II. We have fully cooperated during the course of the inquiry. On January 6, 2005, we received from the SEC an “Order Directing Private

Investigation and Designating Officers to Take Testimony” which appears to focus on the financial reporting of us, Fund I and Fund II. We intend to continue to cooperate fully in this matter and believe we have complied with SEC disclosure requirements. We cannot at this time predict the outcome of this matter.
We may become involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. The outcome of any such proceedings could have a material impact on our net income in any particular period.
NOTE M —SEGMENT INFORMATION
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
The information provided for Segment Reporting is based on internal reports utilized by management. The presentation and allocation of overhead and the net contribution for the operating segments may not reflect the actual economic costs, contribution or results of operations of the segments as stand alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but the relative trends in segments would, in management’s view, likely not be impacted.
Our two reportable segments are investments in mortgage loans and investments in real estate.
Financial information concerning our reportable segments is presented as follows for the six months ended June 30, 2005:

	Investment in	Investments in
	mortgage loans	real estate	Total
Revenues:
Interest income from investments in mortgage loans	$1,171,291	$—	$1,171,291
Interest income related to secured borrowings	139,082	—	139,082
Rental income	—	429,870	429,870
Other	18,069	—	18,069

Total revenues	1,328,442	429,870	1,758,312

Operating expenses:
Management fees	21,580	12,900	34,480
Interest related to secured borrowings	119,511	—	119,511
Provision for loan losses	37,142	—	37,142
Professional fees	146,279	65,720	211,999
Other	11,304	5,079	16,383

Total operating expenses	335,816	83,699	419,515

EBITDA*	992,626	346,171	1,338,797

Less:
Depreciation and amortization	—	111,118	111,118
Interest expense	—	138,984	138,984

Net income	$992,626	$96,069	$1,088,695

*EBITDA represents net earnings before interest expense, income taxes, depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance but it does not represent cash flows.
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
NOTE N —OTHER MATTER
Our Manager is currently evaluating a plan to convert Vestin Fund III into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on a national securities exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, filing of a proxy and registration statement with the SEC, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund III into a REIT will be successfully implemented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2005. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Form 10-Q and our report on Form 10-K for the year ended December 31, 2004.
BACKGROUND
We were organized on April 16, 2003 as a Nevada limited liability company for the purpose of investing in mortgage loans and income-producing real property such as office properties, and intend to invest in other income-producing real property, such as industrial and retail properties, multifamily residential units, and assisted living facilities. Under our Operating Agreement, our existence ends on December 31, 2023, unless the members vote to extend our duration. We refer to Vestin Fund III, LLC as “the Company,” the “Fund”, “we”, “us”, or “our”. We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a company investing in mortgage loans, investments in real estate and raising funds through a public offering, we are subject to the North American Securities Administration Act Mortgage Program Guidelines and Real Estate Guidelines (collectively, the “NASAA Guidelines”) promulgated by the state securities administrators.
Our Manager is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation and licensed mortgage broker engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). Michael Shustek acquired all of the outstanding shares of common stock of Vestin Group, Inc. pursuant to a tender offer and follow-on short form merger, which closed on May 26, 2005. Vestin filed a Form 15 with the SEC on May 11, 2005 to terminate its reporting obligations under the Securities Exchange Act of 1934. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services. Our Operating Agreement provides that the Manager controls the daily operating activities of the Company, including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of the business operations. As a result, our operating results are dependent on the Manager’s ability and intent to continue to service the Company’s assets. The Operating Agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.
Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s Chief Executive Officer. These entities also invest in commercial mortgage loans.
OVERVIEW
On November 7, 2003, our Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“Unit”). We commenced operations on February 12, 2004. By June 30, 2005, we had sold approximately 2,750,000 units. Members may participate in our Distribution Reinvestment Plan whereby the member’s distribution may be used to purchase additional units at the current value. As of June 30, 2005, an additional approximately 95,000 units have been purchased under this plan.
Our operating results depend primarily upon (i) the amount of capital we have to invest in mortgage loans and income producing real estate, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans, (v) our ability to identify and acquire suitable income-producing properties, (vi) the level of rents or other income we are able to generate from our acquired properties, (vii) the level of non-performing assets and loan losses which we experience, and (viii) negative fluctuations in the fair market value of income producing properties that we own.

We only operated for 140 days during the six months ended June 30, 2004, and we had limited assets during that period. It is therefore not possible to make any meaningful comparison between the results of our operations for the six month period ended June 30, 2004 with the six month period ended June 30, 2005.
In accordance with Section 7.8 of our Operating Agreement, our Manager reviewed the value of our assets during the last quarter of fiscal 2004. Based on this review, as a result of an increase in the value of our assets, the value of members’ capital accounts was adjusted from $10 per unit to $10.30 per unit. As a result, new units sold and units redeemed on or after November 10, 2004 have been sold or redeemed at $10.30 per unit. The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP. Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.
SUMMARY OF FINANCIAL RESULTS

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Total revenues	$897,996	$647,907	$1,758,312	$952,245
Total expenses	332,704	360,914	669,617	483,365

Net income	$565,292	$286,993	$1,088,695	$468,880

Net income allocated to members per weighted average membership units	$0.20	$0.22	$0.40	$0.45

Annualized rate of return to members (a) (b)	7.8%	8.8%	7.9%	11.7%

Weighted average membership units	2,836,033	1,317,948	2,720,679	1,053,509

Cash distributions	$697,169	$351,617	$1,345,877	$403,834

Cash distributions per weighted average membership unit	$0.25	$0.27	$0.49	$0.38

(a)	The annualized rate of return to members in 2005 is calculated based upon the net income allocated to members per weighted average units as of June 30, 2005 divided by the number of days during the period (91 days for the three months ended June 30, 2005 and 180 days for the six months ended June 30, 2005) and multiplied by three hundred and sixty five (365) days, then divided by 10.30 (the $10.30 cost per unit).

(b)	The annualized rate of return to members in 2004 is calculated based upon the net income allocated to members per weighted average units as of June 30, 2004 divided by the number of days during the period (91 days for the three months ended June 30, 2005 and 140 days from February 12, 2004, the day we commenced operations after raising the minimum $10 million) and multiplied by three hundred and sixty five (365) days, then divided by ten (the $10 cost per unit).
Total Revenues. Revenues for the three and six months ended June 30, 2005 approximated $900,000 and $1,760,000, respectively compared to approximately $650,000 and $950,000, respectively for the same periods in 2004.
Revenues for the three months ended June 30, 2005 increased by approximately $250,000 or 38% primarily due to revenues of approximately $200,000 derived from income producing real property which we did not own during this period in 2004. Additionally, interest income from investments in mortgage loans increased by approximately $250,000 due to an increase in investments in mortgage loans of approximately $7.3 million. This increase was offset by a decrease of approximately $200,000 in interest income related to secured borrowings.
Revenues for the six months ended June 30, 2005 increased by approximately $800,000 or 84%. The increase is partially due to the fact that we were only operating for 140 days during the six months ended June 30, 2004 in addition to revenues of approximately $430,000 derived from income producing real property which we did not own during this period in 2004. Additionally, interest income from investments in mortgage loans increased by approximately $640,000 due to an increase in investments in mortgage loans of approximately $7.3 million. This increase was offset by a decrease of approximately $260,000 in interest income related to secured borrowings.
Approximately $537,000 of our interest revenue for the six months ended June 30, 2005 was derived from interest reserves, compared to $148,000 for the same period in the prior year.
As of June 30, 2005, our Manager had granted extensions on two loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of June 30, 2005 was approximately $1.1 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.
Total Expenses. For the three months ended June 30, 2005, expenses were approximately $330,000 compared to $360,000 for the same period in 2004 or a decrease of approximately 8%. Fluctuations in expenses between these periods include the following:
•	Interest expense related to secured borrowings decreased by approximately $180,000 due to a decrease in the amount of loans financed under secured borrowings of $8.0 million for same period in prior year.

•	Interest expense related to investment in real estate increased by approximately $70,000 as we did not have the related debt during the three months ended June 30, 2004.

•	Provisions for loan losses decreased by approximately $68,000 as our general allowance for loan losses was generally sufficient to cover inherent losses in our loan portfolio during the three months ended June 30, 2005.

•	Depreciation and amortization on our investment in real estate totaled approximately $56,000 for the three months ended June 30, 2005. This real property was acquired subsequent to June 30, 2004.

•	Expenses related to professional fees incurred increased by approximately $80,000 due to an increase in accounting and legal costs related to the preparation of our public filings.
For the six months ended June 30, 2005, expenses were approximately $670,000 compared to $480,000 for the same period in 2004 or an increase of approximately 40%. Fluctuations in expenses between these periods include the following:
•	Interest expense related to secured borrowings decreased by approximately $240,000 due to a decrease in the amount of loans financed under secured borrowings of $8.0 million for same period in prior year.

•	Interest expense related to investment in real estate increased by approximately $140,000 as we did not have the related debt during the six months ended June 30, 2004.

•	Provisions for loan losses decreased by approximately $35,000 as our general allowance for loan losses was generally sufficient to cover inherent losses in our loan portfolio during the six months ended June 30, 2005.

•	Depreciation and amortization on our investment in real estate totaled approximately $111,000 for the six months ended June 30, 2005. This real property was acquired subsequent to June 30, 2004.

•	Expenses related to professional fees incurred increased by approximately $180,000 due to an increase in accounting and legal costs related to the preparation of our public filings.
Net Income. Net income for the three and six months ended June 30, 2005 totaled approximately $600,000 and $1,100,000, respectively, compared to $300,000 and $500,000, respectively, for the same periods in the prior year, an increase of $300,000 and $600,000 or 100% and 120%.
Annualized Rate of Return to Members. For the three and six months ended June 30, 2005 and 2004, annualized rate of return to members totaled 7.8% and 7.9% compared to 8.8% and 11.7%, respectively.

Distributions to Members. For the three and six months ended June 30, 2005, members received distributions totaling $697,169 and $1,345,877, respectively, as compared to distributions totaling $351,617 and $403,834, respectively, for the same periods in 2004. The foregoing distributions were paid entirely from Net Income Available for Distribution as defined in our Operating Agreement. Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP.
Redemptions. For the six months ended June 30, 2005, members received redemptions totaling $53,420 or 5,186 units as compared to no redemptions for the same period in 2004.
INVESTMENTS IN MORTGAGE LOANS SECURED BY REAL ESTATE PORTFOLIO
As of June 30, 2005, we had investments in mortgage loans secured by real estate totaling $21,928,415, including fifteen loans totaling $19,585,206 that were secured by first deeds of trust and two loans totaling $2,343,209 that were secured by second deeds of trust.
As of June 30, 2005, the weighted average contractual interest rate on our investment in mortgage loans is 11.65%. These mortgage loans have contractual maturities within the next 16 months.
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
Based upon this evaluation, our Manager believes that the allowance for loan losses totaling $109,642 included in the accompanying balance sheet as of June 30, 2005 is adequate to meet estimated credit losses.
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

In August 2004, Vestin Group relocated its corporate headquarters to this facility. As further discussed in “Segment Information” below, net income on this segment of our business for the six months ended June 30, 2005 was $96,069. The following represents our estimated yield on this investment from a cash flow perspective.

Net income from real estate segment	$96,069
Deduct: principal payments on debt	(45,178)
Add back depreciation and amortization	111,118

Cash yield	$162,009

Cash investment	$4,850,000

Number of months	6

Annualized cash yield on real estate segment	6.68%

The above financial data includes financial measures that are considered non-GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles. This measure may not be comparable to similarly titled measures of other companies. This is not intended as an alternative measure of cash flow from operations (as determined in accordance with GAAP). Rather it is presented as additional information because the company believes it to be a useful indicator. The presentation of the non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
Allowance for Loan Losses
We maintain an allowance for loan losses on our investments in mortgage loans for estimated credit impairment inherent to our loan portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included in income when the asset is disposed.
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
Our Manager continually monitors events and changes in circumstances that could indicate carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, our Manager assess the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and intangible assets to their fair value and recognize an impairment loss. Our Manager has determined there has been no impairment in the carrying value of real property held by us during the three months ended June 30, 2005.
Secured Borrowings
Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a non-pari passu basis in certain mortgage loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.
Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements (“Participation Agreements”). In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.

CAPITAL AND LIQUIDITY
Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operational purposes. We do not have any required significant capital expenditures. Accordingly, we believe that cash held at bank institutions will be sufficient to meet our capital requirements in the next twelve months. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because our Manager will continue to manage our affairs. Our Manager charges us an acquisition and advisory fee of up to 2.5% of the gross proceeds of the Company’s offering. Acquisition and advisory fees are paid for the evaluation and review of potential properties to be acquired and the coordination of the acquisition process. Our Manager performs property management services of which we are charged a monthly fee based on the gross rental revenues pertaining to commercial properties which are leased on a long term bases (ten or more years). Pursuant to our Operating Agreement, we recorded fees to our Manager during the three and six months ended June 30, 2005 and 2004 of approximately $18,000 and $34,500, respectively, compared to $8,700 and $11,100, respectively, for the same periods in prior year.
During the six months ended June 30, 2005, cash flows provided by operating activities approximated $1.4 million. Investing activities consisted of cash provided by loan payoffs of approximately $0.7 million and cash used by purchasing investments in mortgage loans approximating $9.1 million. Financing activities consisted of members’ distributions of $0.9 million (net of reinvestments), issuance of member units totaling approximately $3.3 million, member redemptions of $0.1 million, and principal payments on notes payable of approximately $45,000.
We currently rely upon the sale of units to new investors, dividend reinvestments by our members, loan pay-offs and funds obtained under Inter-creditor Agreements to provide the funds we need to make mortgage loans and acquire properties. Our sales of new units have averaged $556,199 per month for the last six months. We believe sales of our units have been adversely impacted by the pending SEC investigation and the lower returns earned by members of Fund I and Fund II.
As of June 30, 2005, members holding approximately 38% of our outstanding units have elected to reinvest their dividends. The level of dividend reinvestment will depend upon our performance, as well as, the number of members who prefer to reinvest rather than receive current distributions of their income.
Any significant level of defaults on our outstanding loans could reduce the funds we have available for investment in new loans. Foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. In addition, any significant level of redemptions by our members would reduce the capital we have available for investment. Such redemptions are limited by the terms of our Operating Agreement to not more than 10% per calendar year and are subject to other conditions. Requests for redemptions could increase in the future as members will be permitted to seek redemption on the full amount of their investment without any discount commencing on the second anniversary of their date of investment. Our Manager is currently evaluating a plan to convert Vestin Fund III into a Real Estate Investment Trust (“REIT”) whereby equity holders would be able to sell their interests on a national securities exchange, but would not have any withdrawal rights. If successfully implemented, this plan would prevent erosion of our capital through member withdrawals. Implementation of this plan would require resolution of various tax and structural issues, filing of a proxy and registration statement with the SEC, approval of a majority in interest of our outstanding units and approval for listing on a national securities exchange. None of these requirements have been met and no assurance can be given that any proposal to convert Vestin Fund III into a REIT will be successfully implemented.
As of June 30, 2005, we did not have any non-performing assets.
At June 30, 2005, we had approximately $1,700,000 in cash and approximately $36,400,000 in total assets. It appears we have sufficient working capital to meet our operating needs in the near term.
Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor

Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a non-pari passu basis in certain mortgage loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.
Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements (“Participation Agreements”). In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Mortgage loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140.
As of June 30, 2005, funds being used under Inter-creditor and Participation Agreements where we have potential obligations, as defined above, totaled $1,914,233.
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
Our two reportable segments are investments in mortgage loans and investments in real estate.

Financial information concerning our reportable segments is presented as follows for the six months ended June 30, 2005

	Investment in mortgage	Investments in real
	loans	estate	Total
Revenues:
Interest income from investments in mortgage loans	$1,171,291	$—	$1,171,291
Interest income related to secured borrowings	139,082	—	139,082
Rental income	—	429,870	429,870
Other	18,069	—	18,069

Total revenues	1,328,442	429,870	1,758,312

Operating expenses:
Management fees	21,580	12,900	34,480
Interest related to secured borrowings	119,511	—	119,511
Provision for loan losses	37,142	—	37,142
Professional fees	146,279	65,720	211,999
Other	11,304	5,079	16,383

Total operating expenses	335,816	83,699	419,515

EBITDA*	992,626	346,171	1,338,797

Less:
Depreciation and amortization	—	111,118	111,118
Interest expense	—	138,984	138,984

Net income	$992,626	$96,069	$1,088,695

*EBITDA represents net earnings before interest expense, income taxes, depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance but it does not represent cash flows.
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
Contractual Obligations
The following summarizes our contractual obligations at June 30, 2005.

	Payment due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Note payable	$4,882,707	$50,414	$318,417	$376,516	$4,137,360

Secured borrowings	$1,914,233	$1,914,233	$—	$—	$—

RELATED PARTY TRANSACTIONS
For the three and six months ended June 30, 2005 and 2004, we recorded property management service fees, and acquisition and advisory fees to our Manager of approximately $18,000 and $34,500 and $8,700 and $11,100, respectively. For the three and six months ended June 30, 2005, we recorded the pro rata distributions owed to our Manager of approximately $24,000 and $47,000, respectively, compared to $22,000 and $37,000, respectively, were incurred for the same periods in the prior year.
As of June 30, 2005, amounts due to our Manager and Fund II of approximately $1,270,000 are primarily related to deferred offering costs paid on our behalf, unpaid management fees and distributions, and various expenses paid on our behalf.
During the three and six months ended June 30, 2005, we incurred expenses of $30,000 and $50,875 to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. A former director and officer of Vestin Group is an equity owner in that firm.
During the three and six months ended June 30, 2005, we incurred expenses of $3,804 and $4,948 for legal fees to the law firm of Levine, Garfinkel, and Katz in which the Secretary of Vestin Group has an equity ownership interest.
FACTORS AFFECTING THE COMPANY’S OPERATING RESULTS
Our business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, our operating results may be affected by:
Risks of Investing in Mortgage Loans
•	Our Manager’s underwriting standards and procedures are more lenient than conventional lenders in that we will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

•	Our Manager approves mortgage loans more quickly then other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry our Manager performs will not reveal all material facts pertaining to the borrower and the security.

•	Our appraisals are generally dated within 12 months of the date of the loan origination and may have been commissioned by the borrower. Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the draft of the appraisal.

•	Appraisals may be performed on an “as-if developed” basis, which appraised values approximates the post-construction value of the collateralized property and therefore may dramatically exceed immediate sales values. Therefore there is a risk that the borrower will not complete development of the project, which may affect the expected value of the property and the loan to value ratio.

•	Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending in which we will have fewer loans to acquire, thus reducing our revenues and the distributions to our members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in mortgage loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm our reputation and make it more difficult for us to attract investors willing to acquire interest in mortgage loans.
Risk of Defaults
Our performance will be directly impacted by any defaults on the loans in our portfolio and by defaults by tenants in properties that we own. As noted above, we may experience a higher rate of defaults than conventional mortgage lenders. We seek to mitigate the risk by estimating the rate of the underlying collateral and insisting on adequate loan to value ratios. However, no assurance can be given that these efforts will fully protect us against losses on defaulted loans. Moreover, during the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that we will earn less (if any) income from such loans, thereby reducing our earnings. If we do foreclose on a property, our Manager may determine that the best course of action is to sell such property quickly in order to generate a return of funds to us which may then be used in our lending operations. As a result, we may not receive the best price for the foreclosed property and, in some cases; we may receive less than the amount due to us under the defaulted loan. Similarly, we will attempt to mitigate against the risk of tenant defaults through security deposits, guaranties, letters of credit and by selecting properties which we believe are attractive and easy to rent. However, our assessment in this regard may prove incorrect and changes in local real estate markets may result in our experiencing extended vacancies in our properties.
Competition for Borrowers and Properties
We consider our competitors for borrowers to be the providers of non-conventional mortgage loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders and mortgage loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional mortgage loans. Many of the companies against which we compete have substantially greater financial, technical and other resources than we do. Competition in our market niche depends upon a number of factors including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.
There are numerous investors in income producing real estate including, Real Estate Investment Trust (“REIT”), insurance companies, pension funds, property management companies and high net worth individuals. Many of these investors have substantially more financial resources and experience than we have, which may enable them to acquire the most attractive properties on the market. We will attempt to benefit from our Manager’s experience and contacts in certain markets to assist us in acquiring attractive income producing properties. However, there is substantial competition for real estate investments in each of those markets and no assurance can be given that our Manager’s contacts and expertise will provide us with any competitive advantage.
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
Effect of Fluctuations in the Economy
Our business, investing in income producing property and making loans secured by real estate, is particularly vulnerable to changes in macroeconomic conditions. Any significant decline in economic activity, particularly in the geographical markets in which we concentrate our investments and loans, could result in a decline in real estate values, tenant vacancies and a decline in the demand for real estate development loans. Declines in real estate values after we have acquired our properties could result in our holding properties longer than intended. In addition, a general decline in the economy could result in an increase in tenant defaults. We might also encounter under these circumstances greater difficulty in finding replacement tenants. In order to adjust to market conditions, we might be forced to reduce the amount of rent we collect and to offer various concessions to attract new tenants. Any such measures could reduce our cash flow and the funds we have available to distribute. In order to stay fully invested during a period of declining demand for real estate loans, we may be required to make loans on terms less favorable to us or to make loans involving greater risk to us. Declines in economic activity are often accompanied by a decline in prevailing interest rates. Although our lending rates are not directly tied to the Federal Reserve Board’s discount rate, a sustained and widespread decline in interest rates will impact the interest we are able to earn on our loans. Since our loans will generally not have prepayment penalties, declining interest rates may also cause our borrowers to prepay their loans and we may not be able to reinvest the amounts prepaid in loans generating a comparable yield. Moreover, any significant decline in economic activity could adversely impact the ability of our borrowers to complete their projects and obtain take-out financing. This in turn could increase the level of defaults we may experience.
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
As of June 30, 2005, approximately 65% of our assets consist of investments in mortgage loans, including those which are financed under Inter-creditor Agreements. At June 30, 2005, our aggregate investment in mortgage loans was approximately $21.9 million with a weighted average effective interest rate of 11.65%. Loans financed under Inter-creditor Agreements totaled $1,914,233 at June 30, 2005 and are classified as assets under secured borrowings. Such financing is at a weighted average interest rate of 10.70%. Loans financed under Inter-creditor Agreements mature within the next 12 months. Most of the mortgage loans have a term of 12 months; the weighted average term of our loan portfolio at June 30, 2005 was 17 months. All of the outstanding mortgage loans at June 30, 2005 were fixed rate loans. All of the mortgage loans are held for investment purposes; none are held for sale. We intend to hold such mortgage loans to maturity. None of the mortgage loans have prepayment penalties.
As of June 30, 2005, approximately $9.7 million or 27% of our assets consist of an investment in income producing real property. This property is located in Las Vegas, Nevada and is leased entirely by Vestin Group at $71,645 per month.
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
As of June 30, 2005, we had cash of approximately $1,700,000. We anticipate approximately 3% of our assets will be held in such accounts as cash reserves. Additional deposits in such accounts will be made as funds are received by us from new investors and repayment of loans pending the deployment of such funds in new mortgage loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
Our company is in the process of conducting its evaluation, under the supervision and with the participation of our Manager’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of June 30, 2005.
Based on preliminary results to date, our Manager’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of June 30, 2005 as discussed below.
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
As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s preliminary assessment concluded that we did not maintain effective internal control over financial reporting as of June 30, 2005. As a result of the assessment, we identified the following material weaknesses:
•	The first material weakness identified insufficient resources of technical accounting and reporting expertise. This weakness relates to the oversight and review of financial transactions, which affects our ability to prepare and properly review financial statements and accompanying footnote disclosures in accordance with United States generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission.

•	As a result of the foregoing material weakness, there has been ineffective oversight of documentation of authorizations to ensure that procedures are properly executed.
The foregoing material weaknesses resulted in revisions to the draft financial statement disclosures (which are reflected in, and does not affect the financial statement disclosures) as a result of the financial statement process.
Remediation Plan
In addition to controls and procedures consistent with prior practices, our Manager is in the process of developing and implementing remediation plans. In order to remediate the aforementioned material weaknesses, our Manager has:
•	Hired a corporate controller with the requisite experience to assist and work directly with our Manager’s Chief Financial Officer;

•	Created an additional position to assist with the financial reporting process and is in the process of identifying an individual for this position;

•	Implemented a mandatory weekly management meeting for all key personnel. This allows for financial reporting personnel to be consistently updated on significant matters affecting the Company;

•	Implemented a Financial Reporting Review Committee, which reviews all periodic financial reporting documents prior to filing.
We believe that, for the reasons described above, we will be able to improve our disclosure controls and procedures and remedy the identified material weaknesses. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control Over Financial Reporting
Except for the material weaknesses discussed above, no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) On February 12, 2004, we raised the required $10,000,000 to break escrow and commence operations. The units sold under the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-11 (the “Registration Statement”) (Reg. No. 333-105017) that was declared effective by the Securities and Exchange Commission (“SEC”) on November 7, 2003. We registered 12 million units, including units under our Dividend Reinvestment Plan. The aggregate price of the offering amount registered was $120 million. This offering will continue until the earlier of all offered units are sold or until November 2005. Vestin Capital, Inc., an affiliate of Vestin Mortgage, Inc., our manager (“Vestin Mortgage”), may receive 0.5% of the gross proceeds of the offering for due diligence expenses. In addition, all expenses related to this offering, including expenses incurred in connection with the offer and sale of units under our Distribution Reinvestment Plan will be advanced by our manager and will be reimbursed by us for up to 2% of the gross proceeds received in the offering, which would leave $94.3 million in gross proceeds. As of June 30, 2005, we had incurred approximately $940,000 of offering costs paid by Vestin Mortgage on behalf of us, which are primarily legal, accounting and registration fees. These deferred offering costs will be converted into membership units once we receive sufficient gross offering proceeds to ensure that the offering costs do not exceed 2% of the gross proceeds of the offering. As of June 30, 2005, we had raised approximately $28,300,000 or 2,800,000 units and an additional $960,000, or 95,000 units under our Dividend Reinvestment Plan.
In accordance with Section 7.8 of our Operating Agreement, our Manager reviewed the value of our assets during the last quarter of fiscal 2004. Based on this review, as a result of an increase in the value of our assets, the value of members’ capital accounts was adjusted from $10 per unit to $10.30 per unit. As a result, new units sold and units redeemed on or after November 10, 2004 have been sold or redeemed at $10.30 per unit. The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP. Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.
We have invested in 17 loans totaling approximately $21,928,415 as of June 30, 2005 and real property in Las Vegas, Nevada totaling approximately $9.7 million. We anticipate that we will invest approximately 92.1% of the gross proceeds of the offering and the distributions reinvested under our Dividend Reinvestment Plan in mortgage loans and real property and in no event will we invest less than 82% of the gross proceeds of the offering and the distributions reinvested under our Dividend Reinvestment Plan in mortgage loans and real property permitted under the NASAA Guidelines. Once we are fully funded, we anticipate investing approximately 70% of our proceeds in real property and approximately 30% in mortgage loans. However, such percentages are only a guideline and the actual percentages may vary. We will not invest more than 20% of our proceeds in any one property once we are fully funded. We will retain approximately 3% of offering proceeds as a working capital reserve.

(c) The following is a schedule of redemptions made for the three months ended June 30, 2005:

	Units	Amount
April 2005	755	$7,678
May 2005	1,107	10,378
June 2005	—	—

	1,862	$18,056

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Exhibits

Exhibit No.	Description of Exhibits
3.1(1)	Articles of Organization

3.2(2)	Certificate of Amendment to Articles of Organization

3.3(3)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

4(4)	Distribution Reinvestment Plan

10.7	Purchase and Sale Agreement, dated August 1, 2004, by and between Luke
Properties, LLC and Vestin Fund III, LLC

10.8 (5)	Assignment and Assumption Agreement dated August 16, 2004 by and between Vestin
Fund III, LLC and VFIII HQ, LLC

10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Fund III, LLC

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of John Alderfer

32	Certification Pursuant to U.S.C. 18 Section 1350
(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(2)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004, File No. 333-105017.

(3)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.

(4)	Incorporated herein by reference to Exhibit 4.4 of our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(5)	Incorporated herein by reference to our Form 10-Q filed on November 15, 2004, File No. 333-105017.

(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005, File No. 333-105017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VESTIN FUND III, LLC
By: Vestin Mortgage, Inc., its sole manager

By:	/s/John Alderfer
John Alderfer
(Chief Financial Officer of the Manager and Duly Authorized Officer)

Dated: August 12, 2005

VESTIN FUND III, LLC
A Nevada Limited Liability Company
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3.1(1)	Articles of Organization

3.2(2)	Certificate of Amendment to Articles of Organization

3.3(3)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

4(4)	Distribution Reinvestment Plan

10.7(5)	Purchase and Sale Agreement, dated August 1, 2004, by and between Luke
Properties, LLC and Vestin Fund III, LLC

10.8 (5)	Assignment and Assumption Agreement dated August 16, 2004 by and between Vestin
Fund III, LLC and VFIII HQ, LLC

10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Fund III, LLC

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of John Alderfer

32	Certification Pursuant to U.S.C. 18 Section 1350
(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(2)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004, File No. 333-105017.

(3)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.

(4)	Incorporated herein by reference to Exhibit 4.4 of our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(5)	Incorporated herein by reference to our Form 10-Q filed on November 15, 2004, File No. 333-105017.

(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005, File No. 333-105017.