Form 10-Q
period 2005-09-30
VESTIN FUND III LLC
filed 2005-11-14
CIK 1230634

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act.)     Yes ☐          No ☑
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes ☐          No ☑
      As of November 10, 2005, 2,926,734 Units of interest in the Company were outstanding.

VESTIN FUND III, LLC
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Cash	$1,615,000	$6,286,000
Interest receivable	188,000	127,000
Investment in real estate loans, net of allowance for loan losses of $110,000 and $73,000 as of September 30, 2005 and December 31, 2004, respectively	22,329,000	13,520,000
Investment in real property, net of accumulated depreciation of $235,000 and $77,000 as of September 30, 2005 and December 31, 2004, respectively	9,643,000	9,814,000
Capitalized loan fees, net of amortization of $13,000 and $4,000 September 30, 2005 and December 31, 2004, respectively	102,000	111,000
Assets under secured borrowings	216,000	2,590,000
Due from Vestin Fund I	6,000	—
Deferred offering costs	1,020,000	926,000

	$35,119,000	$33,374,000

LIABILITIES AND MEMBERS’ EQUITY
Liabilities
Accounts payable	$68,000	$—
Due to Manager	942,000	1,094,000
Secured borrowings	216,000	2,590,000
Note payable	4,852,000	4,928,000

Total liabilities	6,078,000	8,612,000
Members’ equity — Authorized 12,000,000 units, 2,900,887 units issued and outstanding at September 30, 2005 and 2,471,658 units issued and outstanding at December 31, 2004	29,041,000	24,762,000

Total members’ equity	29,041,000	24,762,000

Total liabilities and members’ equity	$35,119,000	$33,374,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC
CONSOLIDATED STATEMENTS OF INCOME

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

	(Unaudited)
Revenues
Interest income from investments in real estate loans	$586,000	$378,000	$1,757,000	$906,000
Interest income related to secured borrowings	13,000	202,000	152,000	600,000
Rental income	215,000	102,000	645,000	102,000
Other	45,000	4,000	63,000	30,000

Total revenues	859,000	686,000	2,617,000	1,638,000

Operating expenses
Management fees	8,000	11,000	42,000	22,000
Interest expense related to secured borrowings	10,000	178,000	130,000	537,000
Interest expense related to investment in real estate	92,000	10,000	231,000	10,000
Provision for loan losses	—	—	37,000	73,000
Depreciation and amortization	56,000	31,000	167,000	30,000
Professional fees	47,000	4,000	259,000	4,000
Other	3,000	19,000	19,000	60,000

Total operating expenses	216,000	253,000	885,000	736,000

NET INCOME	$643,000	$433,000	$1,732,000	$902,000

Net income allocated to members	$643,000	$433,000	$1,732,000	$902,000

Net income allocated to members per weighted average membership units	$0.22	$0.25	$0.63	$0.59

Weighted average membership units	2,865,352	1,712,296	2,769,362	1,519,198

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC
CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Units	Amount

Members’ equity at December 31, 2004	2,471,658	$24,762,000
Issuance of units	374,272	3,857,000
Distributions	—	(1,885,000)
Reinvestments of distributions	72,752	742,000
Members’ redemptions	(17,795)	(167,000)
Net income	—	1,732,000

Members’ equity at September 30, 2005 (Unaudited)	2,900,887	$29,041,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004

	(Unaudited)
Cash flows from operating activities:
Net income	$1,732,000	$902,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	158,000	29,000
Amortization of capitalized loan fees	9,000	1,000
Provision for loan losses	37,000	73,000
Change in operating assets and liabilities:
Interest receivable	(61,000)	(100,000)
Rents due from Manager	—	(72,000)
Capitalized loan fees	—	(115,000)
Accounts payable	68,000	—
Due from Fund I	(6,000)	—
Due to Manager	(246,000)	125,000

Net cash provided by operating activities	1,691,000	843,000

Cash flows from investing activities:
Investments in real estates loans	(14,737,000)	(16,802,000)
Sale of investments in real estate loans	—	2,114,000
Proceeds from loan payoff	5,391,000	9,564,000
Proceeds from title settlement on investment in real property	13,000	—
Purchase of investments in mortgage loans from Fund II	—	(10,000,000)
Proceeds received from sale of real estate loans to Vestin Fund II, LLC	500,000	5,000,000
Purchase of investment in real property	—	(4,850,000)

Net cash used by investing activities	(8,833,000)	(14,974,000)

Cash flows from financing activities:
Proceeds from issuance of member units	3,857,000	18,123,000
Payments on notes payable	(76,000)	—
Members’ redemptions	(167,000)	—
Distributions, net of reinvestments	(1,143,000)	(534,000)

Net cash provided by financing activities	2,471,000	17,589,000

NET CHANGE IN CASH	(4,671,000)	3,458,000
Cash, beginning	6,286,000	5,000

Cash, ending	$1,615,000	$3,463,000

Interest paid during the period	$241,000	$—

Non-cash financing activities:
Offering costs paid by Vestin Mortgage, Inc. recorded as deferred offering costs and due to manager on the accompanying balance sheet	$94,000	$202,000

Change in loans funded through secured borrowing	$2,374,000	$4,134,000

Note payable related to acquisition of investment in real estate	$—	$4,950,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)
NOTE A — ORGANIZATION
      Vestin Fund III was organized in April 2003 as a Nevada limited liability company for the purpose of investing in real estate loans and income-producing real property such as office, industrial and retail properties, multifamily residential units, and assisted living facilities. Under our Operating Agreement, our existence ends on December 31, 2023, unless the members vote to extend our duration. In this report, we refer to Vestin Fund III, LLC as “the Company,” the “Fund”, “we”, “us”, or “our”.
      We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a company investing in real estate loans, investments in real estate and raising funds through our Distribution Reinvestment Plan, we are subject to the North American Securities Administration Act Mortgage Program Guidelines and Real Estate Guidelines (collectively, the “NASAA Guidelines”) promulgated by the state securities administrators.
      Our Manager is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation and licensed mortgage broker engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). Michael V. Shustek, the Chief Executive Officer (“CEO”) and Director of the Manager, acquired all of the outstanding shares of common stock of Vestin Group, pursuant to a tender offer and follow-on short form merger, which closed on May 26, 2005. Vestin Group filed a Form 15 with the SEC on May 11, 2005 to terminate its reporting obligations under the Securities Exchange Act of 1934. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services.
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
      Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. These entities also invest in commercial real estate loans.
      VF III HQ, LLC, our wholly owned subsidiary, is a single asset limited liability company created for the purpose of owning real estate in Las Vegas, Nevada.
      We invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience, currently Arizona, California, Colorado, Nevada, North Carolina, Oklahoma, Oregon, Texas, Washington and Wisconsin. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.
      Through September 30, 2005, we had sold 2,799,516 membership units (“Unit”) registered and offered pursuant to our effective S-11 registration statement. Additionally, members have elected to reinvest distributions

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
totaling approximately $1,218,000, resulting in the issuance of 120,214 units under our Distribution Reinvestment Plan. We discontinued our offering of units under the registration statement in November 2005, except for units issued or to be issued pursuant to our Distribution Reinvestment Plan.
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

Cash and Cash Equivalents
      Cash and cash equivalents include interest-bearing and non-interest-bearing bank deposits, money market accounts, short-term certificates of deposit with original maturities of three months or less, and short-term instruments with a liquidation provision of one month or less.

Revenue Recognition
      Interest is recognized as revenue when earned according to the terms of the loans, using the effective interest method. We do not recognize interest income on loans once they are determined to be impaired. A loan is impaired when based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe our investment in the loan is fully recoverable.

Investments in Real Estate Loans
      The Company may from time to time acquire or sell investments in real estate loans from or to the Manager or other related parties pursuant to the terms of the Company’s Operating Agreement provided the price does not exceed the original cost. The purpose primarily is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of the Company’s capital. For example, the Company’s Operating Agreement provides certain guidelines with respect to loan concentration by dollar amount, location and lien position. Selling or buying loans allows the Company to diversify its loan portfolio within these parameters. Due to the short term nature of the loans the Company makes and the similarity of interest rates in loans the Company normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.
      Investments in real estate loans are secured by deeds of trust or mortgages (hereafter referred to as “deeds of trust”). Generally, all of our real estate loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.
      Currently, all of our loans provide for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. In addition, we also invest in real estate loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At September 30, 2005, we had $5.6 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $62 million, including participating lenders. These loans had interest reserves of approximately $3.2 million, of which our portion is $0.9 million. At December 31, 2004, we had $10.4 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $131 million, including participating lenders. These loans had interest reserves of approximately $5.8 million, of which our portion was $0.7 million.

Allowance for Loan Losses
      We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.
      Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry. We generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal the material facts pertaining to a borrower and the security.

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Additional facts and circumstances may be discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. In recent years, we have revised estimates of our allowance for loan losses. Circumstances that could cause significant changes in our estimated allowance include:

•	Declines in real estate market conditions, which can cause a decrease in expected market value.

•	Discovery of undisclosed liens for community improvement bonds, easements and delinquent property taxes.

•	Lack of progress on real estate developments after we advance funds. We customarily utilize disbursement agents to monitor the progress of real estate developments and approve loan advances. After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances.

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
      Our Manager continually monitors events and changes in circumstances that could indicate carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, our Manager assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and intangible assets to their fair value and recognize an impairment loss. Our Manager has determined there has been no impairment in the carrying value of real property held by us during the three and nine months ended September 30, 2005.

Deferred Offering Costs
      Our Manager will be reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering of our units. As of September 30, 2005, offering costs of $1,020,000 were incurred by us and paid by our Manager on our behalf, which were recorded as deferred offering costs. These deferred offerings costs, which are primarily legal, accounting and registration fees, will be converted to membership units at a price equal to the then effective unit value once we raise enough capital to ensure the

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deferred offering cost do not exceed 2% of the gross proceeds of the offering. Any additional offering costs paid by our Manager will be converted to membership units of up to 2% of the gross proceeds of the offering. Any additional costs above the 2% of the gross proceeds of the offering will be absorbed by our Manager.

Secured Borrowings
      Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain real estate loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.
      Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with SFAS No. 140. We do not receive any revenues for entering into secured borrowing arrangements.

Fair Value of Financial Instruments
      The Financial Accounting Standards Board’s Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of our financial assets. The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

(a) Certificate of Deposits and Short-Term Investments: The carrying amount of these instruments is at amortized cost, which approximates fair value.

(b) Investment in Real Estate Loans: The carrying value of these instruments, net of the allowance for loan losses, approximates the fair value due to their short-term maturities. Fair values for loans, which are delinquent and/or in foreclosure are indeterminable at this time as no ready market exists for these loans, but fair value may be significantly below the current carrying value.

(c) Assets under Secured Borrowing: The carrying amount of these instruments approximate fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.
      At September 30, 2005 and December 31, 2004, the estimated fair values of the real estate loans were approximately $22 million and $14 million, respectively. At September 30, 2005 and December 31, 2004, the estimated fair values of assets under secured borrowings were approximately $0.2 million and $2.6 million, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

Net Income Allocated to Members Per Weighted Average Membership Unit
      Net income allocated to members per weighted average membership unit is computed by dividing net income calculated in accordance with GAAP by the weighted average number of membership units outstanding for the period.

Income Taxes
      Income tax effects resulting from our operations pass through to our members individually and, accordingly, no provision for income taxes is included in the financial statements.

Reclassifications
      Certain reclassifications have been made to the prior year’s financial statements to conform with the current year presentation.
NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK
      Financial instruments with concentration of credit and market risk include cash and loans secured by deeds of trust.
      We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. As of September 30, 2005 and December 31, 2004, we had $1.6 million and $6 million, respectively, in excess of the federally insured limits.
      As of September 30, 2005, 22% of our real estate loans were in Nevada compared to 30% at December 31, 2004. Additionally, as of September 30, 2005, 26% of our real estate loans were in Arizona compared to 51% at December 31, 2004 and 24% of our real estate loans were in California compared to 12% at December 31, 2004. As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in Nevada, Arizona, and California could have a material adverse effect on us.
      At September 30, 2005, the aggregate amount of loans to our three largest borrowers represented 41% of our total investment in real estate loans. These real estate loans consisted of commercial, land and acquisition and development, located in Arizona, Nevada and California with a first lien position, earning between 10% and 12%, and outstanding balances of approximately $9.2 million. At December 31, 2004, the aggregate amount of loans to our three largest borrowers represented 55% of our total investment in real estate loans. These real estate loans consisted of commercial and land loans, located in Arizona and Nevada, with a first lien position, earning between 10% and 15%, and outstanding balances of approximately $7.5 million. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.
      At September 30, 2005 and December 31, 2004, there was one loan with a balance of approximately $4.3 million representing 19% and 32%, respectively, of our total investment in real estate loans. This land real estate loan was located in Arizona, with a first lien position, earning 10% interest.
      Most of our real estate loans will require the borrower to make a balloon payment of the principal at maturity. The success of a borrower’s ability to repay our real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash. An increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance.

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE D — INVESTMENTS IN REAL ESTATE LOANS
      We have five real estate loan products consisting of commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 6% to 14%. Revenue by product will fluctuate based upon relative balances during the period.
      Investments in real estate loans as of September 30, 2005 were as follows:

			Weighted
	Number of		Average	Portfolio	Loan to
Loan Type	Loans	Balance(3)	Interest Rate	Percentage	Value(2)

Acquisition and development	2	$3,091,000	11.13%	13.77%	56.84%
Commercial(1)	13	12,081,000	9.78%	53.84%	66.64%
Construction	2	1,231,000	12.00%	5.48%	64.50%
Land	5	6,036,000	11.03%	26.91%	56.84%

	22	$22,439,000	10.42%	100.00%	62.54%

      Investments in real estate loans as of December 31, 2004 were as follows:

			Weighted
	Number of		Average	Portfolio	Loan to
Loan Type	Loans	Balance(3)	Interest Rate	Percentage	Value(2)

Acquisition and development	3	$6,319,000	10.90%	46.49%	56.74%
Commercial(1)	3	4,849,000	12.26%	35.67%	66.27%
Construction	1	265,000	12.00%	1.95%	66.53%
Land	3	2,160,000	12.81%	15.89%	71.82%

	10	$13,593,000	11.71%	100.00%	62.73%

(1)	Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing.

(2)	Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

(3)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet:

	September 30,	December 31,
	2005	2004

Balance Per Loan portfolio	$22,439,000	$13,593,000
Less:
Allowance for Loan Losses	(110,000)	(73,000)

Balance Per Balance Sheet	$22,329,000	$13,520,000

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a schedule of investments in real estate loans by lien position.

	September 30,		December 31,
	2005	Portfolio	2004	Portfolio
Loan Type	Balance*	Percentage	Balance*	Percentage

First Trust Deed	$20,595,000	91.78%	$11,015,000	81.03%
Second Deeds of Trust**	1,844,000	8.22%	2,578,000	18.97%

	$22,439,000	100.00%	$13,593,000	100.00%

*	See note (3) above.

**	Generally, our second deeds of trust are junior to a first trust deed position held by either us or our Manager.
      The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2005:

2005	$20,180,000
2006	2,259,000

$22,439,000

      The following is a schedule by geographic location of investments in real estate loans as of September 30, 2005 and December 31, 2004:

	September 30,		December 31,
	2005	Portfolio	2004	Portfolio
	Balance*	Percentage	Balance*	Percentage

Arizona	$5,807,000	25.88%	$6,865,000	50.50%
California	5,490,000	24.47%	1,648,000	12.12%
Colorado	170,000	0.76%	—	—
Nevada	4,926,000	21.95%	4,080,000	30.02%
North Carolina	102,000	0.45%	—	—
Oklahoma	1,000,000	4.46%	1,000,000	7.36%
Oregon	1,356,000	6.04%	—	—
Texas	1,025,000	4.57%	—	—
Washington	1,360,000	6.06%	—	—
Wisconsin	1,203,000	5.36%	—	—

	$22,439,000	100.00%	$13,593,000	100.00%

*	See note (3) above.
      Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of September 30, 2005, we have provided a general allowance for loan losses of $110,000. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded. As of September 30, 2005, all of our loans were performing.

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following is a rollforward of the allowance for loan losses for the nine months ended September 30, 2005:

	Balance at			Balance at
	December 31,			September 30,
Description	2004	Provisions	Deductions	2005

General Valuation Allowance	$73,000	$37,000	—	$110,000

      In addition, our Manager had granted extensions on three loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of September 30, 2005 was approximately $1.5 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

Asset Quality and Loan Reserves
      Losses may occur from investing in real estate loans. The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.
      The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates our real estate loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the loan amount.
      Based upon this evaluation, a determination was made as to whether the allowance for loan losses was adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income. As of September 30, 2005, our Manager had provided for $110,000 as a general allowance for loan losses.

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE E — INVESTMENT IN REAL PROPERTY
      Investment in real property consists of an approximately 42,000 square foot office building located at 8379 West Sunset Road in Las Vegas, Nevada. The purchase price and related closing costs was approximately $9.9 million. As of September 30, 2005, the building was fully leased by Vestin Group earning rental revenues of approximately $75,000 per month. Vestin Group has sub-leased office space in the building as permitted by the lease agreement generally at rates equal to or less than rates we receive. We provided $4,850,000 of the purchase price from our capital and borrowed $4,950,000 for the remainder of the purchase price. We subsequently conveyed the real property to our wholly-owned subsidiary, VF III HQ, LLC.
      Subsequent to the purchase of this property we invested an additional $90,000 in tenant improvements. As of September 30, 2005, the carrying value of this property was $9.6 million, which is net of accumulated depreciation of $235,000.
NOTE F — LEASING ACTIVITY
      The Company leases a facility to Vestin Group under a 10 year non-cancelable lease agreement with two, five-year optional extensions. The agreement calls for an annual base rent of approximately $894,000. Total rental income for the leased facility for the three and nine months ended September 30, 2005 totaled $215,000 and $645,000, respectively.
      Future minimum base rental income, due under non-cancelable leases with Vestin Group in effect as of September 30, 2005 are as follows:

October 1 Through December 31, 2005	$223,000
January 1 Through December 31, 2006	906,000
January 1 Through December 31, 2007	942,000
January 1 Through December 31, 2008	980,000
January 1 Through December 31, 2009	1,020,000
Thereafter	5,367,000

$9,438,000

NOTE G — RELATED PARTY TRANSACTIONS

Transactions with the Manager
      For the three and nine months ended September 30, 2005 and 2004, we recorded property management service fees, and acquisition and advisory fees to our Manager of approximately $8,000 and $42,000 and $11,000 and $22,000, respectively.
      As of September 30, 2005, and December 31, 2004, we owed to our Manager approximately $942,000 and $1,094,000 respectively, primarily related to deferred offering costs and various expenses paid on our behalf, and unpaid management fees.

Transactions with the Funds
      As of September 30, 2005, Fund I owed us $6,000.
      During the three months ended September 30, 2005 and September 30, 2004, we sold $500,000 and $5 million respectively, in real estate loans to Fund II.
      From time to time we may acquire or sell investments in real estate loans from/to our Manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
original cost. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.
      During the nine month period ended September 30, 2005 and September 30, 2004, we purchased $0 and $10 million respectively, in real estate loans from Fund II.

Transactions with Other Related Parties
      During the three and nine months ended September 30, 2005, we incurred expenses of $20,000 and $78,000 respectively, to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. A former Director and Officer of Vestin Group is an equity owner in that firm.
      During the three and nine months ended September 30, 2005, we incurred expenses of $7,000 and $12,000 respectively, for legal fees to the law firm of Levine, Garfinkel, and Katz in which the Secretary of Vestin Group has an equity ownership interest.
NOTE H — SECURED BORROWINGS
      Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain real estate loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.
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
      As of September 30, 2005, and December 31, 2004, funds being used under Inter-creditor and Participation Agreements where we have potential obligations as defined above totaled $216,000, and $2,590,000, respectively.
NOTE I — NOTE PAYABLE
      Note payable consists of the following:

Balance at
September 30,
2005

10- year note payable secured by real property, bearing interest at 5.6% per annum, payable in monthly principal and interest installments of $30,694	$4,852,000

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of September 30, 2005, the scheduled maturity of the note payable was as follows:

October 1, 2005 Through September 30, 2006	$99,000
October 1, 2006 Through September 30, 2007	105,000
October 1, 2007 Through September 30, 2008	111,000
October 1, 2008 Through September 30, 2009	118,000
October 1, 2009 Through September 30, 2010	125,000
Thereafter	4,294,000

$4,852,000

NOTE J — MEMBERS’ EQUITY

Membership Units
      During the three and nine months ended September 30, 2005, we sold approximately 51,000 and 374,000 units respectively, for proceeds totaling $520,000 and $3,857,000, respectively. Additionally, members’ received 25,000 and 73,000 units as a result of reinvestments of distributions for the three and nine months ended September 30, 2005, respectively.
      Our Manager will be reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering of our units. As of September 30, 2005, approximately $1 million of offering costs were incurred by us and paid by our Manager on our behalf, which were recorded as deferred offering costs. These deferred offering costs, which are primarily legal, accounting and registration fees, will be converted to membership units at a price equal to the then effective unit value up to 2% of the gross proceeds of the offering. Any additional costs above 2% of the gross proceeds of the offering will be absorbed by our Manager. On November 7, 2005 we discontinued the offering of our units. Gross proceeds from the offering approximated $28 million.

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
      For the nine months ended September 30, 2005, members received distributions totaling approximately $1,885,000.

Working Capital Reserves
      We are required by our Operating Agreement to maintain working capital reserves of approximately 3% of the aggregate capital accounts of the members. This reserve is available to pay any future expenses in excess of revenues, satisfy obligations of underlying secured properties, expend money to satisfy our unforeseen obligations and other permitted uses of our working capital. Working capital reserves up to 3% in cash or cash equivalents are excluded from the funds committed to investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in real estate loans or real property.

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Value of Members’ Capital Accounts
      In accordance with Section 7.8 of our Operating Agreement, our Manager reviewed the value of our assets during the last quarter of fiscal year 2004. Based on this review, as a result of an increase in the value of our assets, the value of member’s capital accounts were adjusted from $10 per unit to $10.30 per unit. As a result, new units sold and units redeemed on or after November 10, 2004 have been sold or redeemed at $10.30 per unit. The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP. Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.
NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS
      In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”) Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143”. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. We do not expect the adoption of FIN 47 to have a material impact on its financial position or results of operations.
      In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements”. EIFT 05-6 states that the amortization period that is to be used for a leasehold improvement that are placed in service significantly after and not contemplated at the beginning of the lease term should be the lesser of the useful life of the acquired leasehold improvement or a period that reflects renewals that are reasonably assured upon the purchase of the leasehold improvement. EITF 05-6 is effective for periods beginning after June 29, 2005. The Company currently follows the guidance set forth in EITF 05-6, and therefore the adoption of EITF 05-6 will not have an impact on its financial position or results of operations.
NOTE L — LEGAL MATTERS INVOLVING THE MANAGER
      Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael V. Shustek, the sole shareholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, LLC et al v. Owens Financial Group, Inc. et al (the “Action”). The Action is based upon allegations that Del Mar Mortgage Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them. Desert Land sought in excess of $10 million in monetary damages. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.
      The defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,000 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the Ninth

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Circuit United States Court of Appeals, which heard the case on October 18, 2005. No decision has been rendered. We are not a party to the Action.
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
NOTE M — LEGAL MATTERS INVOLVING THE COMPANY
      The staff of the Pacific Regional Office of the SEC conducted an investigation into certain matters related to us, Vestin Group, Vestin Capital, Fund I and Fund II. We have fully cooperated during the course of the investigation.
      The Staff has notified us, Fund I, Fund II, our Manager, Vestin Capital and Michael V. Shustek, the Principal Executive Officer of our Manager and Vestin Capital, or collectively the Vestin Entities, that they intend to seek authority to bring an enforcement proceeding against the Vestin Entities alleging violations of Section 17 (a) of the Securities Act of 1933, Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based upon certain sales practices employed for a period of time by the Vestin Entities. Specifically, the SEC Staff has advised that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to members of Fund I and Fund II that were misleading. The Vestin Entities are engaged in discussions with the Staff regarding the proposed recommendation and any remedies, which might be sought by the SEC Staff. Based upon these discussions, we currently believe that Fund I, Fund II and Fund III will not be named as parties in any enforcement recommendations. These settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached.
      We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. We believe that we are not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our net income in any particular period.
NOTE N — SEGMENT INFORMATION
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
      Our two reportable segments are investments in real estate loans and investments in real estate.

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial information concerning our reportable segments is presented as follows for the nine months ended September 30, 2005:

	Investments in
	Real Estate	Investments in
	Loans	Real Estate	Total

Revenues:
Interest Income From Investments in Real Estate Loans	$1,757,000	$—	$1,757,000
Interest Income Related to Secured Borrowings	152,000	—	152,000
Rental Income	—	645,000	645,000
Other	63,000	—	63,000

Total Revenues	$1,972,000	$645,000	$2,617,000
Operating Expenses:
Management Fees	23,000	19,000	42,000
Interest Related to Secured Borrowings	130,000	—	130,000
Provision for Loan Losses	37,000	—	37,000
Professional Fees	189,000	70,000	259,000
Other	14,000	5,000	19,000

Total Operating Expenses	$393,000	$94,000	$487,000
EBITDA*	$1,579,000	$551,000	$2,130,000

Less:
Depreciation and Amortization	—	167,000	167,000
Interest Expense	—	231,000	231,000

Net Income	$1,579,000	$153,000	$1,732,000

*	EBITDA represents net earnings before interest expense, income taxes, depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance but it does not represent cash flows.
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

VESTIN FUND III, LLC
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE O — OTHER MATTERS
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
NOTE P — SUBSEQUENT EVENTS
      On November 7, 2005, we discontinued the offering of our Units. No additional Units will be sold; however, current members may continue to participate in our Distribution Reinvestment Plan whereby the members’ distributions may be used to purchase additional Units.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2005. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004.

Background
      Vestin Fund III was organized April 2003 as a Nevada limited liability company for the purpose of investing in real estate loans and income-producing real property such as office, industrial and retail properties, multifamily residential units, and assisted living facilities. Under our Operating Agreement, our existence ends on December 31, 2023, unless the members vote to extend our duration. We refer to Vestin Fund III, LLC as “the Company,” the “Fund”, “we”, “us”, or “our”.
      We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a company investing in real estate loans, investments in real estate and raising funds through our Distribution Reinvestment Plan, we are subject to the North American Securities Administration Act Mortgage Program Guidelines and Real Estate Guidelines (collectively, the “NASAA Guidelines”) promulgated by the state securities administrators.
      On November 7, 2003, our Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“Unit”). We commenced operations on February 12, 2004. As of September 30, 2005, we had sold approximately 2,799,516 units. Members may participate in our Distribution Reinvestment Plan whereby the members’ distributions may be used to purchase additional units at the current value. As of September 30, 2005, an additional approximately 120,000 units had been purchased under this plan. On November 7, 2005, we discontinued the offering of our units; however, members may continue to purchase additional units through our Distribution Reinvestment Plan.
      Our Manager is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation and licensed mortgage broker engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). Michael V. Shustek, the Chief Executive Officer (“CEO”) and Director of the Manager, acquired all of the outstanding shares of common stock of Vestin Group, Inc. pursuant to a tender offer and follow-on short form merger, which closed on May 26, 2005. Vestin Group filed a Form 15 with the SEC on May 11, 2005 to terminate its reporting obligations under the Securities Exchange Act of 1934. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services.
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
      Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. These entities also invest in commercial real estate loans.
      We invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience, currently Arizona, California, Colorado, Nevada, North Carolina, Oklahoma, Oregon, Texas, Washington and Wisconsin. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.
      As a non-conventional lender, we are more willing to invest in real estate loans to borrowers that conventional lenders would not deem to be creditworthy. Because of our increased willingness to fund riskier loans, we believe borrowers are willing to pay us an interest rate that is two to five points above the rates generally charged by conventional lenders. We invest a significant amount of our funds in loans in which the real property being developed is not generating any income to the borrower. The “balloon payment” loans and bridge loans in which we invest are riskier because the borrower’s repayment depends on its ability to refinance the loan or develop the property so it can refinance the loan.
      Our principal investment objectives are to:

•	Realize growth in the value of our properties upon our ultimate sale of such properties;

•	Produce revenues from the interest income on our real estate loans and investments in real property;

•	Provide monthly cash distributions from the revenues generated by our real estate loans and investments in real property;

•	Preserve capital contributions; and

•	Reinvest, to the extent permissible, payments of principal and sales (net of expenses).

Overview
      Our loan program objective is to generate monthly income by investing in real estate loans. We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by traditional real estate lenders. The loan underwriting standards our Manager utilizes are less strict than traditional real estate lenders. In addition, we believe one of our competitive advantages is our ability to approve loan applications more quickly than traditional lenders. As a result, in certain cases, we may make real estate loans, which are riskier than real estate loans made by commercial banks. However, in return we seek a higher interest rate and our Manager takes steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than traditional real estate lenders, in return, we seek to generate higher yields from our real estate loans.
      Our real estate program objective is to invest in income producing multifamily residential units, assisted living facilities, office buildings, industrial and retail properties and other income-producing real property, such as hotels and resorts, restaurants, parking lots and amusement parks. Our Manager intends to apply its prior experience in investing in mortgage loans to its evaluation and investment in real property on our behalf. Accordingly, we intend to invest in real property throughout the areas in which Vestin Mortgage and its correspondents have experience, primarily Arizona, California, Hawaii, Nevada and Texas. Depending on the market and on our performance, we may expand our investments throughout the United States.
      Our operating results depend primarily upon (i) the amount of capital we have to invest in real estate loans and income producing real estate, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans, (v) our ability to identify and acquire suitable income-producing properties, (vi) the level of rents or other income we are able to generate from our acquired properties, (vii) the level of non-performing assets and loan losses which we experience, and (viii) negative fluctuations in the fair market value of income producing properties that we own.
      We only operated for 232 days during the nine months ended September 30, 2004, and we had limited assets during that period. It is therefore not possible to make any meaningful comparison between the results of our operations for the nine month period ended September 30, 2004 with the nine month period ended September 30, 2005.
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

Summary of Financial Results

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Total Revenues	$859,000	$686,000	$2,617,000	$1,638,000
Total Expenses	216,000	253,000	885,000	736,000

Net Income	$643,000	$433,000	$1,732,000	$902,000

Net Income Allocated to Members Per Weighted Average Membership Units	$0.22	$0.25	$0.63	$0.59

Annualized Rate of Return to Members(a)(b)	8.64%	10.03%	8.15%	9.34%

Weighted Average Membership Units	2,865,352	1,712,296	2,769,362	1,519,198

Cash Distribution	$539,000	$420,000	$1,885,000	$824,000

Cash Distribution per Weighted Average Membership Unit	$0.19	$0.25	$0.68	$0.54

Weighted Average Term of Outstanding Loans	16	18	16	18

(a)	The annualized rate of return to members in 2005 is calculated based upon the GAAP net income allocated to members per weighted average units as of September 30, 2005 divided by the number of days during the period (92 days for the three months ended September 30, 2005 and 272 days for the nine months ended September 30, 2005) and multiplied by three hundred and sixty five (365) days, then divided by 10.30 (the $10.30 cost per unit).

(b)	The annualized rate of return to members in 2004 is calculated based upon the GAAP net income allocated to members per weighted average units as of September 30, 2004 divided by the number of days during the period (92 days for the three months ended September 30, 2005 and 232 days from February 12, 2004, the day we commenced operations after raising the minimum $10 million) and multiplied by three hundred and sixty five (365) days, then divided by ten (the $10 cost per unit).
      Total Revenues. Revenues for the three and nine months ended September 30, 2005 approximated $859,000 and $2,617,000, respectively compared to approximately $686,000 and $1,638,000, respectively for the same periods in 2004. Revenues were affected by the following factors:

Revenues for the three months ended September 30, 2005 increased by approximately $173,000 or 25% primarily due to revenues of approximately $215,000 derived from income producing real property compared to $102,000 for this period in 2004. Additionally, interest income from investments in real estate loans increased by approximately $208,000 due to an increase in investments in real estate loans of approximately $12.4 million. This increase was offset by a decrease of approximately $189,000 in interest income related to secured borrowings.

Revenues for the nine months ended September 30, 2005 increased by approximately $979,000 or 60%. Revenues of approximately $645,000 were derived from income producing real property compared to $102,000 for this period in 2004. Additionally, interest income from investments in real estate loans increased by approximately $851,000 due to an increase in investments in real estate loans of approximately $12.4 million. This increase was offset by a decrease of approximately $448,000 in interest income related to secured borrowings.

Approximately $739,000 of our interest revenue for the nine months ended September 30, 2005 was derived from interest reserves, compared to $368,000 for the same period in the prior year.

As of September 30, 2005, our Manager had granted extensions on three loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of September 30, 2005 was approximately $1.5 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

      Total Expenses. For the three months ended September 30, 2005, expenses were approximately $216,000 compared to $253,000 for the same period in 2004 or a decrease of approximately 15%. Expenses were affected by the following factors:

•	Interest expense related to secured borrowings decreased by approximately $168,000 due to a decrease in the amount of loans financed under secured borrowings of $4 million compared to the same period in the prior year.

•	Interest expense related to investment in real property increased by approximately $82,000, as we did not acquire the real property associated with the debt until August 2004.

•	Depreciation and amortization on our investment in real property totaled approximately $56,000 for the three months ended September 30, 2005. This real property was acquired in August 2004.

•	Expenses related to professional fees incurred increased by approximately $43,000 due to an increase in accounting and legal costs related to the preparation of our public filings.
      For the nine months ended September 30, 2005, expenses were approximately $885,000 compared to $736,000 for the same period in 2004 or an increase of approximately 20%. Expenses were affected by the following factors:

•	Interest expense related to secured borrowings decreased by approximately $407,000 due to a decrease in the amount of loans financed under secured borrowings of $4 million compared to the same period in the prior year.

•	Interest expense related to investment in real property increased by approximately $221,000, as we did not acquire the real property associated with the debt until August 2004.

•	Provisions for loan losses increased by approximately $37,000, as our general allowance for loan losses was generally sufficient to cover inherent losses in our loan portfolio during the nine months ended September 30, 2005.

•	Depreciation and amortization on our investment in real property totaled approximately $167,000 for the nine months ended September 30, 2005. This real property was acquired in August 2004.

•	Expenses related to professional fees incurred increased by approximately $255,000 due to an increase in accounting and legal costs related to the preparation of our public filings.
      Net Income. Net income for the three and nine months ended September 30, 2005 totaled approximately $643,000 and $1,732,000, respectively, compared to $433,000 and $902,000, respectively, for the same periods in the prior year, an increase of $210,000 and $830,000 or 48% and 92%.
      Annualized Rate of Return to Members. For the three and nine months ended September 30, 2005 and 2004, annualized rate of return to members, as calculated in accordance to GAAP, totaled 8.64% and 10.03% compared to 8.15% and 9.34%, respectively.

      Distributions to Members. The following is a schedule of distributions made to our members for the nine months ended September 30, 2005 and 2004. Net Income Available for Distribution as defined in our Operating Agreement is based upon as cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP.

	For the Nine	For the Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

Distributions from Net Income Available for Distribution	$1,885,000	$824,000
Distributions in Excess of Net Income Available for Distributions Generated During the Period	—	—

Total Distributions	$1,885,000	$824,000

      The most directly comparable GAAP measure to Net Income Available for Distribution is Net Income. Net Income Available for Distribution is presented because we are required to distribute this amount pursuant to our Operating Agreement. Net Income Available for Distributions reconciles to GAAP Net Income as follows:

	For the Nine	For the Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2005	2004

Net Income	$1,732,000	$902,000
Provision for Loan Losses and Depreciation and Amortization Included Above	204,000	104,000
Working Capital Reserves	(51,000)	(182,000)

Distributions of Net Income Available for Distribution	$1,885,000	$824,000

      Redemptions. For the nine months ended September 30, 2005, members received redemptions totaling $167,000 or 17,795 units as compared to no redemptions for the same period in 2004.
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
INVESTMENTS IN REAL ESTATE LOANS SECURED BY REAL ESTATE PORTFOLIO
      As of September 30, 2005, we had investments in real estate loans secured by real estate totaling $22,439,000, including 20 loans totaling $20,595,000 that were secured by first deeds of trust and two loans totaling $1,844,000 that were secured by second deeds of trust.
      As of September 30, 2005, the weighted average contractual interest rate on our investment in real estate loans was 10.42%. These real estate loans have contractual maturities within the next 13 months.

Asset Quality and Loan Reserves
      Losses may occur from investing in real estate loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions, the financial position of borrowers, and changes in collateral values from the time of loan origination.

      The conclusion that a mortgage loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates our real estate loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by the Manager to determine impairment and the need for specific reserves. This evaluation considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends;

•	Review and evaluation of loans identified as having loss potential; and

•	Estimated fair value of any underlying collateral in relation to the loan amount.
      Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses, recoveries of previously charged off amounts are credited to the allowance for loan losses. As of September 30, 2005, our Manager had provided for $110,000 as a general allowance. At September 30, 2005, all of our loans were performing.

Investment In Real Property
      Investment in real property consists of an office building, which has approximately 42,000 square feet of rentable space, located at 8379 West Sunset Road in Las Vegas, Nevada.
      In August 2004, Vestin Group relocated its corporate headquarters to this facility. As further discussed in “Segment Information” below, net income on this segment of our business for the nine months ended September 30, 2005 was $153,000. The following represents our estimated yield on this investment from a cash flow perspective:

Net income from real estate segment	$153,000
Deduct: principal payments on debt	76,000
Add back depreciation and amortization	167,000

Cash yield	$244,000

Cash investment	$4,850,000

Number of months	9

Annualized cash yield on real estate segment	6.71%

      The above financial data includes financial measures that are considered non-GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows where amounts are either excluded or included not in accordance with generally accepted accounting principles. This measure may not be comparable to similarly titled measures of other companies. This is not intended as an alternative measure of cash flow from operations (as determined in accordance with GAAP). Rather it is presented as additional information because the company believes it to be a useful indicator. The presentation of the non-GAAP information is not meant to be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States.

OFF-BALANCE SHEET ARRANGEMENTS
      We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.
CONTRACTUAL OBLIGATIONS
      The following summarizes our contractual obligations at September 30, 2005:

	Payment Due by Period

		Less Than			More Than
Contractual Obligation	Total	1 Year	1-3 Years	4-5 Years	5 Years

Note Payable	$4,852,000	$99,000	$334,000	$257,000	$4,162,000
Secured Borrowings	$216,000	$216,000	$—	$—	$—
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
      The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2005 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Increase (Decrease) in
Changed Assumption	Interest Income

Weighted average interest rate assumption increased by 1% or 100 basis points	$178,000
Weighted average interest rate assumption increased by 5% or 500 basis points	$889,000
Weighted average interest rate assumption decreased by 1% or 100 basis points	$(178,000)
Weighted average interest rate assumption decreased by 5% or 500 basis points	$(889,000)
      The purpose of this analysis is to provide an indication of the impact that the weighted average interest rate fluctuations would have on our financial results. It is not intended to imply our expectation of future revenues or to estimate earnings. We believe that the assumptions used above are appropriate to illustrate the possible material impact on the financial statements.

Investments in Real Estate Loans
      The Company may from time to time acquire or sell investments in real estate loans from or to the Manager or other related parties pursuant to the terms of the Company’s Operating Agreement provided the price does not exceed the original cost. The purpose primarily is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of the Company’s capital. For example, the Company’s Operating Agreement provides certain guidelines with respect to loan concentration by dollar amount, location and lien position. Selling or buying loans allows the Company to diversify its loan portfolio within these parameters. Due to the short term nature of the loans the Company makes and the similarity of interest rates in loans the Company normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss in recorded on these transactions, regardless of whether to a related or unrelated party.

      Investments in real estate loans are secured by deeds of trust. Generally, all of our real estate loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

Allowance for Loan Losses
      We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment in our investment in real estate loans portfolio. The Manager’s estimate of losses is based on a number of factors, including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrowers’ ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.
      The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2005 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Increase (Decrease) in
Changed Assumption	Allowance for Loan Losses

Allowance for loan losses assumption increased by 1% of loan portfolio	$224,000
Allowance for loan losses assumption increased by 5% of loan portfolio	$1,122,000
Allowance for loan losses assumption decreased by 1% of loan portfolio	$(224,000)
Allowance for loan losses assumption decreased by 5% of loan portfolio	$(1,122,000)
      Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry. We generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal the material facts pertaining to a borrower and the security.
      Additional facts and circumstances may be discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. Circumstances that could cause significant changes in our estimated allowance include:

•	Declines in real estate market conditions, which can cause a decrease in expected market value.

•	Discovery of undisclosed liens for community improvement bonds, easements and delinquent property taxes.

•	Lack of progress on real estate developments after we advance funds. We customarily utilize disbursement agents to monitor the progress of real estate developments and approve loan advances. After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances.

•	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed upon property.

•	Appraisals which are only opinions of value at the time of the appraisal may not accurately reflect the value of the property.

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
      Our Manager continually monitors events and changes in circumstances that could indicate carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, our Manager assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and intangible assets to their fair value and recognize an impairment loss. Our Manager has determined there has been no impairment in the carrying value of real property held by us during the three months ended September 30, 2005.

Secured Borrowings
      Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that it might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain real estate loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.
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
RELATED PARTY TRANSACTIONS

Transactions with the Manager
      For the three and nine months ended September 30, 2005 and 2004, we recorded property management service fees, and acquisition and advisory fees to our Manager of approximately $8,000 and $42,000 and $11,000 and $22,000, respectively.
      As of September 30, 2005, and December 31, 2004, we owed to our Manager approximately $942,000 and $1,094,000, respectively, primarily related to deferred offering costs and various expenses paid on our behalf, and unpaid management fees.

Transactions with the Funds
      As of September 30, 2005, Fund I owed us $6,000.
      During the three months ended September 30, 2005 and September 30, 2004, we sold $500,000 and $5 million, respectively in real estate loans to Fund II.
      From time to time we may acquire or sell investments in real estate loans from/to our Manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.
      During the nine month period ended September 30, 2005 and September 30, 2004, we purchased $0 and $10 million in real estate loans from Fund II.

Transactions with Other Related Parties
      During the three and nine months ended September 30, 2005, we incurred expenses of $20,000 and $78,000, respectively to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. A former Director and Officer of Vestin Group is an equity owner in that firm.
      During the three and nine months ended September 30, 2005, we incurred expenses of $7,000 and $12,000, respectively, for legal fees to the law firm of Levine, Garfinkel, and Katz in which the Secretary of Vestin Group has an equity ownership interest.
FACTORS AFFECTING THE COMPANY’S OPERATING RESULTS
      Our business is subject to numerous factors affecting its operating results. In addition to the factors discussed above, our operating results may be affected by:

Risks of Investing in Real Estate Loans

•	Our Manager’s underwriting standards and procedures are more lenient than conventional lenders in that we will invest in loans to borrowers who will not be required to meet the credit standards of conventional mortgage lenders.

•	Our Manager approves real estate loans more quickly than other mortgage lenders. Due to the nature of loan approvals, there is a risk that the credit inquiry our Manager performs will not reveal all material facts pertaining to the borrower and the security.

•	Our appraisals are generally dated within 12 months of the date of the loan origination and may have been commissioned by the borrower. Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the draft of the appraisal.

•	Appraisals may be performed on an “as-if developed” basis, which appraised values approximates the post-construction value of the collateralized property and therefore may dramatically exceed immediate sales values. Therefore there is a risk that the borrower will not complete development of the project, which may affect the expected value of the property and the loan to value ratio.

•	Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.

•	If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending in which we will have fewer loans to acquire, thus reducing our revenues and the distributions to our members.

•	If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor any compensation for their loss. This in turn could harm our reputation and make it more difficult for us to attract investors willing to acquire interest in real estate loans.

Risk of Defaults
      Our performance will be directly impacted by any defaults on the loans in our portfolio. As noted above, we may experience a higher rate of defaults than conventional real estate lenders. We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on low loan to value ratios. However, we cannot assure that these efforts will fully protect us against losses on defaulted loans.
      Our appraisals are generally dated within 12 months of the date of loan origination and may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals. In addition, appraisals are only opinions of the appraisers of property values at the time of appraisals. If real estate values subsequently decline and/or if the appraisers overestimate the property value, we could have less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan.
      In addition, foreclosures on defaulted loans create additional risks that may adversely affect our operating results.
      These risks include:

•	We may incur substantial legal fees and court costs in acquiring a mortgaged property through a foreclosure sale and/or bankruptcy proceedings.

•	During the period of time when a defaulted loan is the subject of foreclosure proceedings, it is likely that we will earn less, if any, income from such loans, thereby reducing our earnings.

•	Properties foreclosed upon may not generate sufficient income from operations to meet expenses, such as property taxes, maintenance costs, mortgage payments, insurance cost and related charges.

•	Operation of foreclosed properties may require us to spend substantial funds for an extended period until we are able to find a suitable buyer.

•	We incur liability risks in owning and operating real property such as possible liability for injury to persons and property or for the cost involved in cleaning up any contamination by materials hazardous to the environment.

•	Proceeds from the sale of foreclosed property may not generate full repayment of our loans and, in connection with such sale, we may be required to provide seller financing and incur the risk that the buyer may default on such financing.

Risks of Interest Rate Changes
      Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.
      If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. This could result in a slowdown in real estate lending which may mean we will have fewer loans to acquire, thus reducing our revenues and the distributions to members.
      One of the results of interest rate fluctuations is that borrowers may seek to extend their low interest rate real estate loans after market interest rates have increased. This creates three risks for us:

(i) There can be no assurance that permitted rate increases, if any, will be adequate if interest rates have increased beyond the range contemplated by our loan documents.

(ii) If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased. If this happens, there is a higher risk that the borrower may default on the extended loan, and the increase in the interest rate on the loan may not be adequate compensation for the increased risk. Distributions from real estate loans we own may decline if lenders are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans.

(iii) If, at a time of relatively low interest rates, a borrower prepays obligations that have a higher interest rate from an earlier period, investors will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest. In the absence of a prepayment fee, the investors will receive neither the anticipated revenue stream at the higher rate nor compensation for their loss. This in turn could harm our business reputation.

Competition for Borrowers and Properties
      We consider our competitors for borrowers to be the providers of non-conventional real estate loans, that is, lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders and real estate loan investors, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions that offer conventional real estate loans. Many of the companies against which we compete have substantially greater financial, technical and other resources than we do. Competition in our market niche depends upon a number of factors including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.
      There are numerous investors in income producing real estate including, Real Estate Investment Trusts (“REIT”), insurance companies, pension funds, property management companies and high net worth individuals. Many of these investors have substantially more financial resources and experience than we have, which may enable them to acquire the most attractive properties on the market. We will attempt to benefit from our Manager’s experience and contacts in certain markets to assist us in acquiring attractive income producing properties. However, there is substantial competition for real estate investments in each of those markets and no assurance can be given that our Manager’s contacts and expertise will provide us with any competitive advantage.

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
CAPITAL AND LIQUIDITY
      Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operational purposes. We do not have any required significant capital expenditures. Accordingly, we believe that cash held at bank institutions will be sufficient to meet our capital requirements in the next twelve months. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because our Manager will continue to manage our affairs. Our Manager charges us an acquisition and advisory fee of up to 2.5% of the gross proceeds raised in our offering. Acquisition and advisory fees are paid for the evaluation and review of potential properties to be acquired and the coordination of the acquisition process. Our Manager performs property management services of which we are charged a monthly fee based on the gross rental revenues pertaining to commercial properties which are leased on a long term basis (ten or more years). Pursuant to our Operating Agreement, we recorded fees to our Manager during the three and nine months ended September 30, 2005 and 2004 of approximately $8,000 and $42,000, respectively, compared to $11,000 and $22,000, respectively.
      During the nine months ended September 30, 2005, cash flows provided by operating activities approximated $1.7 million. Investing activities consisted of cash provided by loan payoffs of approximately $5.4 million and cash outlays from new investments in real estate loans totaling $14.7 million. Financing activities consisted of members’ distributions of $1.1 million (net of reinvestments), issuance of member units totaling approximately $3.9 million, member redemptions of $167,000, and principal payments on notes payable of approximately $76,000.
      We currently rely upon reinvestments of distributions by our members, loan pay-offs and funds obtained under Inter-creditor Agreements to provide the funds we need to make real estate loans and acquire properties. Our sales of new units have averaged $429,000 per month for the last nine months. On November 7, 2005 we discontinued the offering of our units.
      As of September 30, 2005, members holding approximately 38% of our outstanding units have elected to reinvest their distributions. The level of distribution reinvestment will depend upon our performance, as well as, the number of members who prefer to reinvest rather than receive current distributions of their income.
      Any significant level of defaults on our outstanding loans could reduce the funds we have available for investment in new loans. Foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. In addition, any significant level of redemptions by our members would reduce the capital we have available for investment. Such redemptions are limited by the terms of our Operating Agreement to not more than 10% per calendar year and are subject to other conditions. Requests for redemptions could increase in the future, as members will be permitted to seek redemption on the full amount of their investment without any discount commencing on the second anniversary of their date of investment.
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
      As of September 30, 2005, we did not have any non-performing assets.
      At September 30, 2005, we had approximately $1.6 million in cash and approximately $35.1 million in total assets. It appears we have sufficient working capital to meet our operating needs in the near term.
      Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain real estate loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.
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

      As of September 30, 2005, funds being used under Inter-creditor and Participation Agreements where we have potential obligations, as defined above, totaled $216,000.
      We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents, and certificates of deposit. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy unforeseen obligations and other permitted uses of working capital. Working capital reserves of up to 3% are included in the funds committed to loan investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in real estate loans.

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
      Our two reportable segments are investments in real estate loans and investments in real estate.
      Financial information concerning our reportable segments is presented as follows for the nine months ended September 30, 2005:

	Investments in
	Real Estate	Investments in
	Loans	Real Estate	Total

Revenues:
Interest Income From Investments in Real Estate Loans	$1,757,000	$—	$1,757,000
Interest Income Related to Secured Borrowings	152,000	—	152,000
Rental Income	—	645,000	645,000
Other	63,000	—	63,000

Total Revenues	$1,972,000	$645,000	$2,617,000
Operating Expenses:
Management Fees	23,000	19,000	42,000
Interest Related to Secured Borrowings	130,000	—	130,000
Provision for Loan Losses	37,000	—	37,000
Professional Fees	189,000	70,000	259,000
Other	14,000	5,000	19,000

Total Operating Expenses	$393,000	$94,000	$487,000
EBITDA*	$1,579,000	$551,000	$2,130,000

Less:
Depreciation and Amortization	—	167,000	167,000
Interest Expense	—	231,000	231,000

Net Income	$1,579,000	$153,000	$1,732,000

*	EBITDA represents net earnings before interest expense, income taxes, depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance but it does not represent cash flows.

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
      As of September 30, 2005, approximately 64% of our assets consisted of investments in real estate loans, including those which are financed under Inter-creditor Agreements. At September 30, 2005, our aggregate investment in real estate loans was approximately $22.3 million with a weighted average effective interest rate of 10.42%. Loans financed under Inter-creditor Agreements totaled $216,000 at September 30, 2005 and are classified as assets under secured borrowings. Such financing is at a weighted average interest rate of 10%. Loans financed under Inter-creditor Agreements mature within the next six months. Most of the real estate loans have a term of 12 months; the weighted average term of our loan portfolio at September 30, 2005 was 16 months. All of the outstanding real estate loans at September 30, 2005 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties.
      As of September 30, 2005, approximately $9.64 million or 27% of our assets consisted of an investment in income producing real property. This property is located in Las Vegas, Nevada and is leased entirely by Vestin Group at approximately $75,000 per month.
      Market fluctuations in interest rates generally do not affect the carrying value of our investment in real estate loans. However, significant and sustained changes in interest rates could affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. This would reduce our earnings and funds available for distribution to members. On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity, which would reduce the demand for commercial real estate loans. As a result, we might encounter greater difficulty in identifying appropriate borrowers. We are not in a position to quantify the potential impact on our operating results from a material change in interest rates. Additionally, these market fluctuations could impact the business of our Manager, which could in turn affect our Manager’s ability to pay rents due to us.

      The following table contains information about the investment in mortgage loans held in our portfolio as of September 30, 2005. The presentation aggregates the investment in mortgage loans by their maturity dates for maturities occurring in each of the years 2005 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets approximate their fair value as of September 30, 2005:
Interest Earning Assets
Aggregated by Maturity
For the Nine Months Ended September 30, 2005

Interest Earning Assets	2005	2006	2007	2008	2009	Thereafter	Total

Investments in real estate loans	$2,259,000	$20,180,000	$—	$—	$—	$—	$22,439,000
Weighted Average interest rates	12.54%	10.19%	—	—	—	—	10.42%
      As of September 30, 2005, we had cash of approximately $1,600,000. We anticipate approximately 3% of our assets will be held in such accounts as cash reserves. Additional deposits in such accounts will be made as funds are received by us from new investors and repayment of loans pending the deployment of such funds in new real estate loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
      Our Manager’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of September 30, 2005.
      Our Manager’s Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of September 30, 2005 as discussed below.

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
      As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s preliminary assessment concluded that we did not maintain effective internal control over financial reporting as of September 30, 2005. As a result of the assessment, we identified the following material weaknesses:

•	The first material weakness identified insufficient resources of technical accounting and reporting expertise. This weakness relates to the oversight and review of financial transactions, which affects our ability to prepare and properly review financial statements and accompanying footnote disclosures in accordance with United States generally accepted accounting principles and the rules and regulations of the SEC.

•	As a result of the foregoing material weakness, there has been ineffective oversight of documentation of authorizations to ensure that procedures are properly executed. Specifically, we did not have backup documentation for some authorized payments made by our Company.
      The foregoing material weaknesses resulted in revisions to the draft financial statement disclosures, but we believe our final financial statements and related disclosures were accurate in all material respects. In addition, our Manager and independent auditors together have determined that the identified material weaknesses did not result in inadequate or deficient financial reporting for prior periods and will not result in a restatement of any of our prior financial statements.

Remediation Plan
      In addition to controls and procedures consistent with prior practices, our Manager is in the process of developing and implementing remediation plans. In order to remediate the aforementioned material weaknesses, our Manager has:

•	Hired a Corporate Controller with the requisite experience to assist and work directly with our Manager’s Chief Financial Officer;

•	Hired an Accounting Manager with the requisite experience to assist and work directly with our Manager’s Corporate Controller;

•	Created an additional position to assist with the financial reporting process and are in the process of identifying an individual for this position;

•	Implemented a mandatory weekly management meeting for all key personnel. This allows for financial reporting personnel to be consistently updated on significant matters affecting the Company; and

•	Implemented a Financial Reporting Review Committee, which reviews all periodic financial reporting documents prior to filing.
      We believe that, for the reasons described above, we are continuing to improve our disclosure controls and procedures and remedy the identified material weaknesses. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting
      Except for our remediation changes to address the material weaknesses discussed above, no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Legal Matters Involving Our Manager
      Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a Company wholly owned by Michael V. Shustek, the sole shareholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, LLC et al v. Owens Financial Group, Inc. et al (the “Action”). The Action is based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them. Desert Land sought in excess of $10 million in monetary damages. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.
      The defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the Ninth Circuit United States Court of Appeals, which heard the case on October 18, 2005. No decision has been rendered. We are not a party to the Action.
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

Legal Matters involving the Company
      The staff of the Pacific Regional Office of the SEC conducted an investigation into certain matters related to us, Vestin Group, Vestin Capital, Fund I and Fund II. We have fully cooperated during the course of the investigation.
      The Staff has notified us, Fund I, Fund II, our Manager, Vestin Capital and Michael V. Shustek, the Principal Executive Officer of our Manager and Vestin Capital, or collectively the Vestin Entities, that they intend to seek authority to bring an enforcement proceeding against the Vestin Entities alleging violations of Section 17 (a) of the Securities Act of 1933, Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based upon certain sales practices employed for a period of time by the Vestin Entities. Specifically, the SEC Staff has advised that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to members of Fund I and Fund II that were misleading. The Vestin Entities are engaged in discussions with the Staff regarding the proposed recommendation and any remedies, which might be sought by the SEC Staff. Based upon these discussions, we currently believe that Fund I, Fund II and Fund III will not be named as parties in any enforcement recommendation. These settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached.
      We are involved in a number of legal proceedings concerning matters arising in connection with the conduct of our business activities. We believe we have meritorious defenses to each of these actions and intend to defend them vigorously. We believe that we are not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our net income in any particular period.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Market Information
      There is no established public trading market for the trading of Units.

Holders
      As of September 30, 2005, 815 accounts held 2,900,887 Units of interest in the Company.

Distribution Policy
      We generally distribute to Unit holders on a monthly basis of our Net Income Available for Distribution (as defined in our Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Our Operating Agreement also permits distributions in excess of Net Income Available for Distribution. We made distributions (prior to reinvested distributions) of approximately $539,000 and $1,885,000 during the three months and nine months ended September 30, 2005, respectively, all of which were paid from Net Income Available for Distribution. It is our intention to continue to distribute most Net Income Available for Distribution to our Unit holders.

Recent Sales of Unregistered Securities
      None.

Equity Compensation Plan Information
      None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Units Purchased as	Units That May yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans	the Plans or
Period	Units Purchased(1)	per Unit	or Programs	Programs

July 2005	3,679	$10.30	None	None
August 2005	—	$10.30	None	None
September 2005	5,950	$10.30	None	None

(1)	Pursuant to our Operating Agreement, members may request to have their units redeemed. However, in order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. Balances in Members’ capital accounts as of January 1, 2005 were approximately $24.8 million, which limited redemptions to approximately $2.5 million for calendar year 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM 5.	OTHER INFORMATION
      None.

ITEM 6.	EXHIBITS
      Exhibits

Exhibit
No.		Description of Exhibits

3	.1(1)	Articles of Organization

3	.2(2)	Certificate of Amendment to Articles of Organization

3	.3(3)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

4	(4)	Distribution Reinvestment Plan

10.7		Purchase and Sale Agreement, dated August 1, 2004, by and between Luke Properties, LLC and Vestin Fund III, LLC

Exhibit
No.		Description of Exhibits

10	.8(5)	Assignment and Assumption Agreement dated August 16, 2004 by and between Vestin Fund III, LLC and VF III HQ, LLC

10	.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Fund III, LLC

31.1		Section 302 Certification of Michael V. Shustek

31.2		Section 302 Certification of John Alderfer

32		Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(2)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004, File No. 333-105017.

(3)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.

(4)	Incorporated herein by reference to Exhibit 4.4 of our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(5)	Incorporated herein by reference to our Form 10-Q filed on November 15, 2004, File No. 333-105017.

(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005, File No. 333-105017.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VESTIN FUND III, LLC

By: Vestin Mortgage, Inc., its sole Manager

By:	/s/ John Alderfer

John Alderfer
(Chief Financial Officer of the Manager
and Duly Authorized Officer)
Dated: November 14, 2005

VESTIN FUND III, LLC
A Nevada Limited Liability Company
INDEX TO EXHIBITS

Exhibit
No.		Description of Exhibits

3	.1(1)	Articles of Organization

3	.2(2)	Certificate of Amendment to Articles of Organization

3	.3(3)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

4	(4)	Distribution Reinvestment Plan

10	.7(5)	Purchase and Sale Agreement, dated August 1, 2004, by and between Luke Properties, LLC and Vestin Fund III, LLC

10	.8(5)	Assignment and Assumption Agreement dated August 16, 2004 by and between Vestin Fund III, LLC and VF III HQ, LLC

10	.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Fund III, LLC

31.1		Section 302 Certification of Michael V. Shustek

31.2		Section 302 Certification of John Alderfer

32		Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(2)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004, File No. 333-105017.

(3)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.

(4)	Incorporated herein by reference to Exhibit 4.4 of our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.

(5)	Incorporated herein by reference to our Form 10-Q filed on November 15, 2004, File No. 333-105017.

(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005, File No. 333-105017.