Form 10-K
period 2005-12-31
VESTIN FUND III LLC
filed 2006-03-10
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filler [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

As of March 8, 2006 the Company had 2,995,885 Units outstanding.

PART I

Note Regarding Forward Looking Statements

This report and other written reports and oral statements made from time to time by us may contain forward looking statements. Such forward looking statements may be identified by the use of such words as “expects”, “plans”, “estimates”, “forecasts”, “projects”, “anticipates”, “believes” and words of similar meaning. Forward looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for real estate loans or real property purchased by us, future economic conditions and pending litigation involving us. Some of the factors which could affect future results are set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Our Operating Results.”

ITEM 1.  BUSINESS

General

Vestin Fund III, LLC was organized in April 2003 as a Nevada limited liability company for the purpose of investing in real estate loans and income-producing real property. In this report we refer to Vestin Fund III, LLC as “the Company”, “our Company”, the “Fund”, “we”, “us”, or “our”. We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to as “deeds of trust”). We commenced operations in February 2004. We will continue our operations until December 2023 unless dissolved prior thereto or extended by vote of the members under the provisions of our Operating Agreement.

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

On November 7, 2003, our Registration Statement as filed with the United States Securities and Exchange Commission (SEC) became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“Unit”). As of December 31, 2005, we had sold approximately 2,865,921 Units. Members may participate in our Distribution Reinvestment Plan whereby the members’ distributions may be used to purchase additional Units at the current value. As of December 31, 2005, approximately 143,913 Units had been purchased under this plan. On November 7, 2005, we discontinued the offering of our Units; however, members may continue to purchase additional Units through our Distribution Reinvestment Plan.

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

Our Operating Agreement provides that the Manager controls the daily operating activities of the Company, including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, real estate investments and contracts, and to assume direction of the business operations. As a result, our operating results are dependent on our Manager’s ability and intent to continue to manage the Company’s assets. The Operating Agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. These entities also invest in commercial real estate loans.

We seek to invest substantially all of our assets in real estate loans and real property. The allocation of our investments between real property and real estate loans will be dependant upon the amounts available for investment and investment opportunities. The NASAA Guidelines require reserves of not less than 1% of our offering proceeds; approximately 3% of net proceeds we raised in our offering will be held as a working capital cash reserve.

Real Estate Program Objectives

We seek to primarily invest in income-producing multifamily residential units, office, industrial, and retail properties, assisted living facilities and other income-producing real property. Such properties may include properties used for hotels and resorts, restaurants, parking lots, amusement parks or other leasehold properties. We intend to primarily lease the real property owned by us. We seek to hold our properties until such time as we believe it is the optimal time to enable us to capitalize on the potential for increased income and capital appreciation of our properties.

By investing primarily in different types of properties, we believe we will reduce our overall portfolio risk and enhance our overall portfolio returns. In the event we become fully funded, no single property will comprise more than 20% of our funds. As of December 31, 2005, we had a property that represented 28% of our funds.

We may acquire income-producing properties, which have been developed with funds provided by us pursuant to our real estate program. For example, we may make a loan to a developer for the purchase of unimproved land. After the developer has improved the land, we may then purchase the real property.

We seek to invest in properties that will satisfy our investment objectives of maximizing distributions, preserving capital and realizing capital appreciation upon the ultimate sale of our properties. We intend to invest in properties located in the United States. We do not intend to invest in unimproved land or construction or development of properties.

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

We will obtain independent appraisals for each property in which we invest. Additionally, we will not rely upon or utilize any appraisals which have not been commissioned by us. However, we will rely on our own independent analysis of various criteria, including such appraisals, in determining whether or not to invest in a particular property. Appraisals are estimates of value and should not be relied upon as measures of true worth or realizable value.

Our obligation to purchase any property will generally be conditioned upon the delivery and verification of certain documents from the seller or developer including, environmental reports, evidence of marketable title, audited financial statements covering recent operations of properties with operating histories, and title and liability insurance policies. We will attempt to ensure all of our properties are adequately insured to cover casualty losses. However, there are types of losses which are uninsurable or not economically insurable or may be insurable subject to limitations, such as large deductibles or co-payments.

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

Our Manager intends to apply its prior experience in investing in real estate loans to its evaluation and investment in real property on our behalf. Accordingly, we intend to invest in real property throughout the areas in which Vestin Mortgage and its correspondents have experience. As of December 31, 2005, our loans were in the following states; Arizona, California, Nevada, North Carolina, Oklahoma, Oregon, Texas, Washington and Wisconsin. Depending on the market and on our performance, we may expand our investments throughout the United States.

We intend to purchase properties in the range of $5 million to $30 million. However, our actual purchases may vary from these guidelines.

Our principal investment in real estate objectives are:

•	Provide monthly cash distributions to investors from the lease income earned on our properties;

•	Preserve capital contributions; and

•	Realize growth in the value of our properties upon our ultimate sale of such properties.

We cannot assure that we will achieve these objectives or that the total amount of capital we have will not decrease. Vestin Mortgage may change our investment guidelines, subject to the fiduciary obligations that it owes to all members and in accordance with the terms of our Operating Agreement. However, Vestin Mortgage may not change our investment objectives, except upon majority approval of the unit holders holding a majority of our outstanding Units. Vestin Mortgage has no authority to do anything that would impair our ability to carry on our ordinary business as a real estate loan or real property investor.

Real Estate Loan Program Objectives

We generally invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience. As of December 31, 2005, our loans were in the following states; Arizona, California, Nevada, North Carolina, Oklahoma, Oregon, Texas, Washington and Wisconsin. Depending on the market and on the Fund’s performance, we plan to expand our investments throughout the United States. The loans we invest in will be selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or someone else originates a loan for us, that person identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about 10 to 20 days. Vestin Mortgage will obtain, negotiate and make each loan, after which we acquire the loan, provided that the cost of the loan does not exceed the funds reasonably anticipated to be available to us to purchase the loan.

As a non-conventional lender, we are more willing to invest in real estate loans to borrowers that conventional lenders would not deem to be creditworthy. Because of our increased willingness to fund riskier loan types and borrowers, borrowers are willing to pay us an interest rate that is generally above the rates charged by conventional lenders. We intend to invest in a significant amount of loans in which the real property being developed is not generating any income to the borrower. We anticipate investing 10% to 70% of our assets allocated for construction loans and not more than 25% of our assets in unimproved land loans. Our investments in second deeds of trust in real estate loans are riskier because our rights will be subject to the rights of the first real estate loan lender. We may invest up to 10% of our real estate loan assets secured by second deeds of trust. All of our loans are “balloon payment” loans. The “balloon payment” loans may be riskier because the borrower’s repayment depends on their ability to refinance the loan or develop the property so it can be sold. We anticipate investing up to 50% of our real estate loan assets in bridge loans. Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing. In addition, we expect to invest approximately 20% to 50% of our assets allocated for real estate loans in commercial property loans, 10% to 25% in acquisition and development loans and a small percentage in residential property loans. The actual allocations may vary materially from the guidelines above depending on the amount available for investment in real estate loans.

In addition to those policies contained in our prospectus and Operating Agreement, Vestin Mortgage may establish written policies on loans and borrowings.

Our principal investment in real estate loans objectives are to:

•	Produce revenues from the interest income on our real estate loans;

•	Provide monthly cash distributions to investors from the net income earned on our real estate loans;

•	Preserve capital contributions; and

•	Reinvest, to the extent permissible, payments of principal and proceeds of prepayments, sales and insurance proceeds, net of expenses.

Leasing

The terms and conditions of any lease we enter into with our tenants may vary substantially. However, we expect that our leases will be the type customarily used between landlords and tenants in the geographic area where the property is located. The following are the types of leasing arrangements:

Multifamily. Multifamily leases generally provide for terms of 6 months to 3 years and generally require tenants to pay monthly lease payments and a security deposit equal to one month’s rent. Under such leases, the landlord is generally directly responsible for all real estate taxes, sales and use taxes, special assessments, insurance and building repairs.

Office. Office leases generally have terms of 3 to 10 years and require tenants to pay monthly lease payments and a security deposit equal to one month’s rent. The landlord may be responsible for all real estate taxes, sales and use taxes, special assessments, insurance and building repairs, utilities and other building operation and management costs.

Industrial. Industrial leases generally have terms of 5 to 20 years and require tenants to pay monthly lease payments and a security deposit equal to one month’s rent. The tenant typically is responsible for its share of building operation and management costs, including real estate taxes, sales and use taxes, special assessments, insurance, building repairs, and utilities.

Retail. Retail leases generally have terms of 3 to 5 years with multiple options and require tenants to pay monthly lease payments and a security deposit equal to one month’s rent. The tenant typically is responsible for its share of building operation and management costs, including real estate taxes, sales and use taxes, special assessments, insurance, building repairs, and utilities.

Assisted Living. Assisted living leases generally have terms of 1 to 2 years and require tenants to pay monthly lease payments and a security deposit equal to one month’s rent. The landlord is generally directly responsible for all real estate taxes, sales and use taxes, special assessments, insurance and building repairs.

Other Income-Producing Properties

We will execute new tenant leases and tenant lease renewals, expansions and extensions with terms that are dictated by the current market conditions. If it is economically practical, we may verify the creditworthiness of each tenant. If we verify the creditworthiness of each tenant, we may use industry credit rating services for any guarantors of each potential tenant. We may also obtain relevant financial data from potential tenants and guarantors, such as income statements, balance sheets and cash flow statements. We may require personal guarantees from shareholders of our corporate tenants. However, there can be no guarantee that the tenants selected will not default on their leases or that we can successfully enforce any guarantees.

We anticipate that tenant improvements will be funded by us from our cash flow or a line of credit. When one of our tenants vacates its space in one of our buildings, we may, in order to attract new tenants, be required to expend funds for tenant improvements. In addition, we may provide free rent for a certain time period, provide tenant improvement allowances, and provide other concessions in order to attract new tenants.

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

In the event of participation with a publicly registered affiliate, the investment objectives of the participants shall be substantially identical. There shall be no duplicate fees. The compensation to the sponsors must be substantially identical, and the investment of each participant must be substantially on the same terms and conditions. Each participant shall have right of first refusal to buy the other’s interest if the co-participant decides to sell its interest. We may participate in joint ventures or partnerships with affiliates that are not publicly registered if the investment is necessary to relieve Vestin Mortgage from any commitment to purchase a real estate loan entered into prior to the closing of the offering, there are no duplicate fees, the investment of each entity is on the same terms and condition and the participants have a right of first refusal to buy if Vestin Mortgage wishes to sell a real estate loan held in the joint venture.

We will not give Vestin Mortgage, Vestin Group or any of their affiliates any consideration similar to rebates or give-backs or enter into reciprocal arrangements with Vestin Mortgage or its affiliates that might be entered into in lieu of participations.

Disposition

We anticipate that periodically and at our termination and dissolution we will sell our properties. We intend to hold various real properties in which we invest until such time as a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. We will consider multiple factors in deciding on whether or not to dispose of our properties, including potential capital appreciation, cash flow and federal income tax considerations. We will decide when to sell our properties based upon economic and market conditions. Vestin Mortgage may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time.

After our members have received a 100% return on their capital contributions plus an amount equal to 6% per annum cumulative return, Vestin Mortgage will be eligible to receive up to 25% of cash to be distributed from the net proceeds remaining from the sale or refinancing of properties. Additionally, Vestin Mortgage or one of its affiliates may receive a real estate commission up to 3% if Vestin Mortgage or one of its affiliates acts as our broker in the sale or purchase of real property.

Return of the original purchase price paid by us from the disposition of properties generally will be reinvested during the first seven years of our operations; thereafter, such proceeds will be distributed to the members. Retainable net sale proceeds do not include amounts in excess of the original purchase price paid by us on the sale of real property, which are accounted for as part of cash funds from our operations. However, we may also reinvest a portion of cash funds from our operations for amounts attributable to amounts in excess of the original purchase price paid by us on the sale of real property.

Real Estate Loan Program Policies and Guidelines

We anticipate that a majority of our collateral on our real estate loans will be the real property that the borrowers are purchasing, refinancing or developing with the funds that we make available. We sometimes refer to these real properties as the security properties. While we may invest in other types of loans, we believe that most of the loans in which we invest will have been made to real estate developers with a lesser proportion of loans involving land loans. Our real estate loan investments will not be insured or guaranteed by any government agency. We will not give any rebates or enter into any reciprocal agreement with Vestin Mortgage or any of its affiliates that enables Vestin Mortgage or its affiliates to receive a rebate.

Vestin Mortgage will continuously evaluate prospective investments, select the real estate loans in which we invest and make all investment decisions on our behalf in its sole discretion, unless the Operating Agreement provides otherwise. In evaluating prospective real estate loan investments, Vestin Mortgage considers such factors as the following:

•	The ratio of the amount of the investment to the value of the property by which it is secured, or the loan-to-value ratio;

•	The potential for capital appreciation or depreciation of the property securing the investment;

•	Expected levels of rental and occupancy rates if applicable;

•	Potential for rental increases if applicable;

•	Current and projected revenues from the property if applicable;

•	The status and condition of the record title of the property securing the investment;

•	Geographic location of the property securing the investment; and

•	The financial condition of the borrowers and their principals, if any, who guarantee the loan.

Vestin Mortgage may obtain our loans from non-affiliated mortgage brokers and previous borrowers and by solicitation of new borrowers in those states where permissible. We may purchase existing loans that were originated by third-party lenders and acquired by Vestin Mortgage to facilitate our purchase of the loans. Vestin Mortgage will sell the loans to us for no greater than Vestin Mortgage’s cost, not including its service fees and compensation. There are no specific requirements or guidelines governing Vestin Mortgage’s discretion in determining which real estate loans it will place with us and which it will place with other funding sources.

When selecting real estate loans for us, Vestin Mortgage will adhere to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1.
Priority of Real Estate Loans. We anticipate investing at least 90% of our assets allocated for real estate loans secured by first deeds of trust. First deeds of trust are loans secured by a full or divided interest of a first mortgage secured by the property. Our investment in real estate loans secured by property will not be junior to more than one other loan. The only subordinated loan we currently intend to invest in at this time are second deeds of trust, although in the future we may invest in wraparound, or all-inclusive, real estate loans.

2.
Loan-to-Value Ratio. We do not anticipate the amount of our loan combined with the outstanding debt secured by a senior loan on a security property will exceed the following percentage of the appraised value of the security property at origination:

Type of Secured Property	Loan-to-Value Ratio

Residential	75%
Unimproved Land	60% (of the anticipated as-if developed value)
Acquisition and Development	60% (of the anticipated as-if developed value)
Commercial Property*	75% (of the anticipated post-development value)
Construction	75% (of the anticipated as-if developed value)
Leasehold Interest	75% (of value of leasehold interest)

* Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing. Bridge loans are reported within the commercial category.

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

Vestin Mortgage will receive an appraisal at the time of loan underwriting, which may predate the placement of the loan with us. Copies of these appraisals will be available for your review at the offices of Vestin Mortgage for a period of six (6) years. Generally, these appraisals will be completed within twelve months prior to funding of the loan. Also, the appraisal may have been previously performed for the borrower. The appraisal may be for the current estimated “as-if developed” value of the property. We will use appraisers who are licensed or qualified as independent appraisers and certified by or hold designations from one or more of the following organizations: the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the Society of Real Estate Appraisers, M.A.I., Class IV Savings and Loan appraisers or from among appraisers with other qualifications acceptable to Vestin Mortgage.

However, appraisals are only estimates of value and cannot be relied on as measures of realizable value. The appraisal may be for the current estimated “as-if developed” or “as-if completed” value of the property or, in the case of acquisition and development loans or construction loans, for the estimated value of the property upon completion of the project. As-if completed or as-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and successful development by the purchaser; upon which development is dependent on availability of financing. An employee or agent of Vestin Mortgage will review each appraisal report and will conduct a physical inspection for each property. A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood but generally does not include entering any structures on the property.

3.
Terms of Real Estate Loans. Most of our loans will range from a six-month term to a five-year term. Our original loan agreements, however, will permit extensions to the term of the loan by mutual consent. Such extensions will generally be provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, we only grant extensions when a borrower is in full compliance with the terms of the loan.

We anticipate that substantially all of our loans will provide for payments of interest only with a balloon payment of principal payable in full at the end of the term. In addition, we may invest in real estate loans which require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.

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

•
All insurance policies, notes, deeds of trust or real estate loans, escrow agreements, and any other loan documents for a particular transaction will name us as payee and beneficiary. Real estate loans will not be held in the name of Vestin Mortgage or any other nominee.

5.
Purchase of Real Estate Investments from Affiliates. We may acquire real estate loans from our affiliates, including Vestin Mortgage, if the loans were acquired to facilitate their acquisition by us, provided that such loan is purchased by us for a price not in excess of the par value of the note or its fair market value, whichever is lower, plus allowable fees and expenses in accordance with applicable NASAA guidelines, but without the allowance of any other compensation for the loans. Except for the compensation paid to Vestin Mortgage, all income generated and expense associated with the loans so acquired shall be treated as belonging to us.

6.
Note Hypothecation. We may also acquire real estate loans secured by assignments of secured promissory notes. These real estate loans must satisfy our stated investment standards, including our loan-to-value ratios, and also may not exceed 80% of the principal amount of the assigned note. For example, if the property securing a note we acquire is commercial property, the total amount of outstanding debts secured by the property must not exceed 75% of the appraised “as-if developed” value of the property, and the real estate loan will not exceed 80% of the principal amount of the assigned note. For real estate loans secured by promissory notes, we will rely on the appraised “as-if developed” value of the underlying property, as determined by a written appraisal, which was conducted within the then-preceding twelve months at the time of loan origination. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property.

7.
Participation. We participate in loans with other lenders, including affiliates as permitted by NASAA Guidelines, by providing funds or purchasing an undivided interest in a loan meeting our investment guidelines described above. We will directly own any loans purchased jointly with other lenders. Typically we participate in loans if:

•	We did not have sufficient funds to invest in an entire loan.

•	We are seeking to increase the diversification in our loan portfolio.

•
Vestin Mortgage originated a loan that fit within our investment guidelines, but it would constitute more than 20% of our anticipated capital contribution or otherwise be disproportionately large given our then existing portfolio.

•
We will participate in loans with non-affiliates if we acquire a controlling interest, alone or with any of our publicly registered affiliates meeting the requirements below, in such participation. A controlling interest would enable us to direct or cause the direction of the management and policies of such participation, which would include the authority to:

i.	Review all material contracts;

ii.	Cause a sale of the real estate loan or our interest therein subject in certain cases to limitations imposed by the participation agreement between parties;

iii.	Approve budgets and major capital expenditures, subject to a stated minimum amount;

iv.	Veto any sale of a real estate loan, or alternatively, to receive a specified preference on sale or proceeds; and

v.	Exercise a right of first refusal on any desired sale by a participant of its interest in a loan except for transfer to its affiliate.

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

8.
Diversification. The NASAA Guidelines provide that we neither invest in nor make real estate loans on any one property, which would exceed in the aggregate, an amount equal to 20% of our capital, nor may we invest in or make real estate loans to or from any one borrower, which would exceed, in the aggregate, an amount greater than 20% of our capital, provided we are fully funded.

9.
Reserve Fund. Although the NASAA Guidelines require reserves of not less than 1% of the offering proceeds, we have established contingency working capital reserves of approximately 3% of our capital to cover our unexpected cash needs.

10.
Credit Evaluations. Before making a loan, Vestin Mortgage must first determine a borrower has sufficient equity in the security property to meet the loan-to-value ratios described above. Vestin Mortgage may also consider the income level and creditworthiness of a borrower to determine its ability to repay the real estate loan.

11.
Sale of Real Estate Investments. Although Vestin Mortgage has no plan to do so, Vestin Mortgage may sell our real estate loans or interests in our loans to either affiliates or non-affiliated parties when Vestin Mortgage believes it is advantageous for us to do so. However, we do not expect that the loans will be marketable or that a secondary market will ever develop for them. We may sell our real estate loans to Vestin Mortgage under limited circumstances pursuant to the NASAA Guidelines.

Real Estate Loans to Affiliates

We do not invest in real estate loans made to Vestin Mortgage, Vestin Group or any of our affiliates. However, we may acquire an investment in a real estate loan payable by Vestin Mortgage when Vestin Mortgage has assumed the obligations of the borrower under that loan, through a foreclosure on the property.

Purchase of Loans from Vestin Mortgage and Its Affiliates

In addition to those loans Vestin Mortgage selects for us, we may purchase loans that were originated by Vestin Mortgage or other parties and first held for Vestin Mortgage’s own portfolio, as long as the loan satisfies all of our lending criteria. This requirement also applies to any loan originated by an affiliate of Vestin Mortgage, such as Vestin Group, Michael Shustek, Chief Executive Officer of Vestin Group, or another principal of Vestin Mortgage. However, we do not acquire loans from or sell loans to real estate loan programs in which Vestin Mortgage has an interest unless it is in compliance with NASAA Guidelines.

Types of Loans We Intend to Invest In

We primarily invest in loans, which are secured by first or second deeds of trust on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial, and residential loans. We make investments based upon the guidelines set forth below. However, the actual allocation may vary from the guidelines below depending on the amount available for investment in real estate loans.

Raw and Unimproved Land Loans

Approximately 15% to 25% of the loans we invest in may be loans made for the purchase or development of raw, unimproved land. Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. Generally, we invest in loans up to 60% of the “as-if developed” appraised value of the property and we generally require that the borrower has invested in the property actual capital expenditures of at least 25% of the property’s value. “As-if developed” values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and successful development by the purchaser, upon which development is dependent on availability of financing. As of December 31, 2005, approximately 25% of our loans were in this category.

Acquisition and Development Loans

Approximately 10% to 25% of the loans we invest in may be acquisition and development loans. These loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. We generally invest in loans with a face value of up to 60% of the appraised value of the property. Loan to value ratios on acquisition and development loans are calculated using “as-if developed” appraisals. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of December 31, 2005, approximately 17% of our loans were in this category.

Construction Loans

Approximately 10% to 70% of the loans we invest in may be construction loans. A construction loan provides funds for the construction of one or more structures on developed land. Funds under this type of loan generally are not forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We review the property appraisal and proposed improvements, and will generally finance up to 75% of the appraised value of the property and proposed improvements. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of December 31, 2005, approximately 5% of our loans were in this category.

Commercial Property Loans

Approximately 20% to 50% of the loans we invest in may be commercial property loans. Commercial property loans provide funds to allow commercial borrowers to acquire income-producing property or to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. Generally, we review the property appraisal and generally invest in loans for up to 75% of such appraised value of the property. Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing. We review the property appraisal, in this subcategory, and generally invest in loans of up to 75% of that value of the property. Such appraisals may be based on either an “as-is basis” or “as-if developed” basis, depending on the circumstances, and therefore, may not be an accurate indicator of the fair value of the property. As of December 31, 2005, approximately 53% of our loans were in this category.

Residential Loans

We may invest approximately 5% of loans in residential loans. Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower uses one of the units on the property as such borrower’s principal residence. Generally, we invest in loans for up to 75% of the appraised value of the property. As of December 31, 2005, there were no loans in this category.

Collateral

The types of collateral that secure the loans brokered by us include a first deed of trust, a second deed of trust or a leasehold interest.

First Deed of Trust

Most of our loans are secured by a first deed of trust. Thus as a lender, we will have rights as a first lender of the collateralized property. As of December 31, 2005, 93.45% of our loans were secured by a first deed of trust.

Second Deed of Trust

Up to 10% of our loans may be secured by second deeds of trust. In a second deed of trust, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first real estate loan lender. In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first real estate loan lender, but the aggregate indebtedness evidenced by the loan documentation will be the first real estate loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives. As of December 31, 2005, 6.55% of our loans were secured by a second deed of trust.

Leasehold Interest

Up to 20% of the loans we invest in may be in loans where the collateral is an interest in a lease. As of December 31, 2005, we did not have any loans secured by a leasehold interest.

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

Interest Reserves

We sometimes invest in loans, which include a commitment for an interest reserve, which is usually established at loan closing. We or other lenders may advance the interest reserve with the amount of the borrower’s indebtedness increased by the amount of such advances. At December 31, 2005, we had $3.9 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $53.2 million, including participating lenders. These loans had interest reserves of approximately $2.4 million, of which our portion is $0.7 million.

Balloon Payment

Currently all of the loans we invest in or purchase will require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

Repayment of Real Estate Loans on Sales of Properties

We may require a borrower to repay a real estate loan upon the sale of the property rather than allow the buyer to assume the existing loan. We will require repayment if we determine that repayment appears to be advantageous to us based upon then-current interest rates, the length of time that the loan has been held by us, the creditworthiness of the buyer and our objectives. We will either invest our net proceeds from any capital transaction in new real estate loans or hold the net proceeds as cash or distribute them to our members. These net proceeds will also include the principal of a loan deemed to be repaid for tax purposes as a result of the nature of a loan modification or loan extension. Our Operating Agreement provides that whether we choose to distribute the proceeds or reinvest them, members will be deemed to have received a distribution of capital and re-contributed the same amount to us. Capital transactions include payments of principal, foreclosures, and prepayments of real estate loans, to the extent classified as a return of capital under the Internal Revenue Code, and any other disposition of a real estate loan or property.

Variable Rate Loans

Occasionally we may acquire variable rate loans. Variable rate loans originated by Vestin Mortgage may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index or the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). Vestin Mortgage may negotiate spreads over these indices of 2.5% to 5.5%, depending upon market conditions when the loan is made. As of December 31, 2005, we did not hold any variable rate loans, and all of the loans in the real estate loans portfolio were fixed rate loans.

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

Variable rate loans of five to ten year maturities are not assumable without the prior consent of Vestin Mortgage. We do not expect to invest or purchase a significant amount of other assumable loans. To minimize our risk, any borrower assuming an existing real estate loan will be subject to the same underwriting criteria as the original borrower.

Borrowing For Real Estate Loans

We may incur indebtedness:

•	To finance our investments in real estate loans,

•	To prevent a default under real estate loans that are senior to our real estate loans,

•	To discharge senior real estate loans if this becomes necessary to protect our investment in real estate loans, or

•	To operate or develop a property that we acquired under a defaulted loan.

Our indebtedness will not exceed 70% of the fair market value of our real estate loans. This indebtedness may be with recourse to our assets.

In addition, we may enter into structured arrangements with lenders in order to provide them with a senior position in real estate loans, which we might jointly fund. For example, we might establish a wholly owned special purpose corporation which would borrow funds from an institutional lender under an arrangement where the resulting real estate loans would be assigned to a trust, and the trust would issue a senior certificate to the institutional lender and a junior certificate to the special purpose corporation. This would assure the institutional lender of repayment in full prior to our receipt of any repayment on the jointly funded real estate loans.

No Trust or Investment Company Activities

We have not qualified as a real estate investment trust under the Internal Revenue Code, and therefore we are not subject to the restrictions on its activities that are imposed on real estate investment trusts. We conduct our business so that we are not an “investment company” within the meaning of the Investment Company Act of 1940. Last, we intend to conduct our business so that we are not to be deemed a “dealer” in real estate loans for federal income tax purposes.

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

Competition and General Economic Conditions

There are hundreds of commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders competing to make the type of loans in which we invest. No particular competitor dominates the market. Recently many major institutional lenders have re-entered the commercial real estate market due to a stronger economy, stabilized or increased property values and leasing rates, and the decrease in demand for residential loans. As a result, we anticipate competition for investments in real estate loans secured by commercial properties, which creates pressure on lenders to lower interest rates. Consequently, we may not be able to obtain as high interest rates on real estate loan investments as we would otherwise obtain, which would affect our revenues and the distributions. There are numerous investors in income producing real estate including, REIT’s, insurance companies, pension funds, property management companies and high net worth individuals. Many of these investors have substantially more financial resources and experience than we have, which may enable them to acquire the most attractive properties on the market. We may also invest in real estate in areas where competition for tenants lowers leasing rates. Consequently, we may earn less lease revenue, which would lower our distributions.

Regulation

Our operations are managed by Vestin Mortgage. Vestin Mortgage’s operations, as a mortgage company, are subject to extensive regulation by federal, state and local laws and governmental authorities. Vestin Mortgage conducts its real estate mortgage business under a license issued by the State of Nevada. As of October 1, 2003, Vestin Mortgage has been regulated by the Mortgage Lending Division of the State of Nevada. Under applicable Nevada law, the division has broad discretionary authority over Vestin Mortgage’s activities, including the authority to conduct periodic regulatory audits of all aspects of Vestin Mortgage’s operations.

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

Investment capital raised by us is subject to the Mortgage Program Guidelines of the North American Securities Administrators Association (“NASAA”). These guidelines are adopted by various state agencies charged with protecting the interest of the investors. Administrative fees, loan fees, and other compensation paid to Vestin Mortgage and its affiliates are generally limited by the NASAA program guidelines. These guidelines also include certain investment procedures and criteria, which are required for new loan investments.

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

We will not engage in the following:

•	Issue senior securities;

•	Acquire property for membership interests;

•	Issue any units after termination of this Offering, except for the reinvestment plan offered to our members, or issue units in exchange for property;

•	Underwrite securities of other issuers;

•	Make loans to Vestin Mortgage or its affiliates.

We do not intend to become an investment company under the Investment Company Act of 1940. We will only repurchase our securities in response to a request for redemption pursuant to our Operating Agreement.

Employees

We do not have any employees. As of December 31, 2005, our Manager, Vestin Mortgage, and its parent company, Vestin Group, Inc., employed 34 personnel. Of these employees, 4 were employed to identify, arrange, and service loans, 4 were employed by the broker dealer engaged to perform administrative functions including those related to sales of units in other managed funds and 26 performed general and administrative as well as information technology and marketing functions.

Available Information

Our Internet website address is http://www.vestinfunds.com. We make available free of charge through www.vestingroup.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all Amendments to those reports, as soon as reasonably practicable, after such material is electronically filed or furnished to the United States Securities and Exchange Commission (SEC).

ITEM 1A. RISK FACTORS

Our business is subject to numerous factors affecting our operating results. The following summary describes factors we believe are material risks that apply to our business. In addition to the risks described below, our business, financial condition and operating results could be harmed by other risks, including risks we have not yet identified or that we may believe are immaterial or unlikely.

INVESTMENT RISKS

Limited operating history.

We were organized on April 16, 2003. Accordingly, we have a limited operating history. We only commenced operations on February 12, 2004 after we sold 1,000,000 units at our initial offering price of $10 per unit and received $10,000,000. We lack past performance to determine the likelihood of achieving our investment objectives.

Units lack liquidity and marketability.

There is no public trading market for units, and members cannot freely sell or transfer units or use them as collateral for a loan. Currently, we do not intend to list the units on any national exchange or on Nasdaq. Our Operating Agreement restricts the transfer of units so that we may avoid being classified as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code. If we were classified as a publicly traded partnership taxable as a corporation, the taxable income derived from our operations would be subject to the double tax system applicable to corporations and shareholders for federal income tax purposes (i.e., the taxable income would be subject to tax at the entity level at regular corporate tax rates and members would be subject to tax at distribution or capital gain rates on our share of our taxable income to the extent we distribute). As a result of this entity level tax, cash available for distribution to unit holders would be significantly reduced which in turn would result in a significant reduction in the value of members’ units. In order to attempt to avoid these adverse income tax consequences, members may not sell or assign their units and will not be entitled to have their units redeemed without the consent of Vestin Mortgage. Vestin Mortgage will withhold its consent to any sale, assignment or redemption of units to the extent necessary to prohibit transfers that could cause us to be classified as a publicly traded partnership. Further, the resale of units may be restricted by state securities laws.

Members have limited ability to have units redeemed.

Members have a limited ability to have their units redeemed by us. The significant limitations on the ability to have units redeemed are the following:

•	Members can only redeem their units after they have held them for one year.

•
If members redeem units between the first and second anniversaries from their date of purchase, they will receive an amount equal to 90% of their capital account; provided, however, such discounts will not apply in the event of a member’s death. If members redeem their units after the second anniversary from their date of purchase, they will receive an amount equal to the full value of their capital account.

•
Redemption payments only return all or the requested part of members’ capital account. We will perform an appraisal or internal valuation of the underlying real property each year. Accordingly, the value of members’ capital account may fluctuate depending upon our performance.

•	There is no reserve fund for redemptions.

•
Redemption payments are made only to the extent we have available cash from proceeds of repayments of principal on real estate loans, recovery through a sale of the cost of investments in real estate, and capital contributions; and the redemption would not impair the capital or operation of the Fund. Accordingly, a significant amount of redemption requests may delay the payment of subsequent redemptions.

•
The total amount withdrawn by all members during any calendar year cannot exceed 10% of the amount of capital accounts of all the members with a yearly limit of $100,000 per member subject to the Manager’s discretion to allow a greater amount.

•	We will only make redemption payments once a quarter.

Because a substantial portion of our loans are made on an “interest only” basis, we will not receive proceeds from the repayment of principal as frequently as we would with loans where the principal is repaid in periodic installments. To help permit redemptions, we will not refinance or invest in new loans using payments of loan principal by borrowers or new invested capital of members unless we have sufficient funds to cover permitted withdrawals.

Our management has identified material weaknesses in internal control over our financial reporting, primarily related to the lack of technical accounting and reporting expertise. Our inability to provide such expertise may result in inadequate or deficient financial reporting.

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

As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s preliminary assessment concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005. As a result of the assessment, we identified the following material weaknesses:

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

In addition to controls and procedures consistent with prior practices, our Manager is in the process of developing and implementing remediation plans. In order to remediate the aforementioned material weaknesses, our Manager has:

•	Hired a Corporate Controller with the requisite experience to assist and work directly with our Manager’s Chief Financial Officer;

•	Hired an Accounting Manager with the requisite experience to assist and work directly with our Manager’s Corporate Controller;

•	Hired a Financial Reporting Analyst to assist with the financial reporting process and work directly with our Manager’s Corporate Controller;

•	Implemented a mandatory weekly management meeting for all key personnel. This allows for financial reporting personnel to be consistently updated on significant matters affecting the Company; and

•	Implemented a Financial Reporting Review Committee, which reviews all periodic financial reporting documents prior to filing.

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

Any borrowing by us will increase members risk and may reduce the amount we have available to distribute.

We anticipate that we will borrow funds to expand our capacity to invest in real estate loans and real property. Our total indebtedness shall not exceed the sum of 85% of the aggregate purchase price of all real property owned by us plus 70% of the aggregate fair market value of all of our other assets. Any such borrowings will require us to carefully manage our cost of funds. No assurance can be given that we will be successful in this effort. Should we be unable to repay the indebtedness and make the interest payments on the loans, the lender will likely declare us in default and require that we repay all amounts owing under the loan facility. Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and the distributions members receive.

We may borrow funds from several sources, and the terms of any indebtedness we incur may vary. However, some lenders may require as a condition of making a loan to us that the lender will receive a priority on loan repayments received by us. As a result, if we do not collect 100% on our investments, the first dollars may go to our lenders and we may incur a loss which will result in a decrease of the amount available for distribution. In addition, we may enter into securitization arrangements in order to raise additional funds. Such arrangements could increase our leverage and adversely affect our cash flow and our ability to make distributions.

Lenders may require us to enter into restrictive covenants that may have an adverse effect on our operations. In connection with obtaining certain financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. Loan documents we enter into may contain customary negative covenants that may limit our ability to further mortgage the property, to discontinue insurance coverage, replace our manager or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our members. We expect that in the future we will incur indebtedness that bears interest at a variable rate. Accordingly, increases in interest rates would increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to pay distributions. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we would be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

The aggregate amount we may borrow is limited under our Operating Agreement, which may hinder our ability to secure additional funding when it is needed. Our Operating Agreement limits the aggregate amount we may borrow in accordance with the requirements of the NASAA Guidelines to the sum of 85.0% of the aggregate purchase price of all of our properties which have not been refinanced plus 85.0% of the aggregate fair market value of all of our refinanced properties. That limitation could have adverse business consequences such as: (i) freezing our ability to purchase additional properties; (ii) causing operational problems if there were cash flow shortfalls for working capital purposes; and (iii) resulting in the loss of a property if, for example, financing were necessary to repay a default on a real estate loan.

RISKS RELATED TO INVESTMENTS IN REAL ESTATE

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure members that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

For these and other reasons, we cannot assure that we will be profitable or that we will realize growth in the value of our real estate properties.

Properties that have significant vacancies could be difficult to sell, which could diminish the return on members’ investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to members. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We are dependent on tenants for our revenue, and lease terminations could reduce our distributions to our members.

The success of our investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property.

If significant leases are terminated, we cannot assure that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to pay cash distributions to our members.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. If we have insufficient working capital reserves, we will have to obtain financing from other sources. We intend to establish initial working capital reserves of 3% of the contract price of the properties we acquire. If these reserves or any reserves otherwise established are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Our Operating Agreement imposes certain limits on our ability to borrow money. Any borrowing will require us to pay interest expense, and therefore our financial condition and our ability to pay cash distributions to our members may be adversely affected.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to pay cash distributions to our members.

The real estate market is affected, as set forth above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

Competition with third parties in acquiring properties may reduce our profitability and the return on members’ investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do.

Larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable properties may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and members may experience a lower return on their investment.

Uncertain market conditions and the broad discretion of Vestin Mortgage relating to the future disposition of properties could adversely affect the return on members’ investment.

We intend to hold the various real properties in which we invest until such time as Vestin Mortgage determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Vestin Mortgage may exercise their discretion as to whether and when to sell a property and we will have no obligation to sell properties at any particular time, except upon our liquidation. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure that we will be able to sell our properties at a profit in the future.

If we set aside insufficient working capital reserves, we may be required to defer necessary property improvements.

If we do not estimate enough reserves for working capital to supply needed funds for capital improvements throughout the life of the investment in a property, we may be required to defer necessary improvements to the property that may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for effected properties, and our results of operations may be negatively impacted.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact our cash distributions. There are no limitations or restrictions on our ability to take purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as part payment for the purchase price. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to members, or their reinvestment in other properties, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to members.

RISKS OF THE MORTGAGE LENDING BUSINESS

Defaults on our real estate loans will decrease our revenues and members’ distributions.

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers. Any failure of a borrower to repay loans or interest on loans will reduce our revenues and members’ distributions and the value of members’ units.

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

•
Properties foreclosed upon may not generate sufficient income from operations to meet expenses, such as property taxes, maintenance costs, real estate loan payments, insurance cost and related charges.

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

The value of our real estate security may be insufficient.

We depend upon our real estate security to protect us on the loans that we make. We depend upon the skill of independent appraisers to value the security underlying our loans. However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events. Our appraisals are generally dated within 12 months of the date of loan origination and may have been commissioned by the borrower. Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals. In addition, most of the appraisals will be prepared on an “as if-developed basis,” which approximates the post-construction value of the collateralized property assuming that such property is developed. As if-developed values on new land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. If the loan goes into default prior to completion of the project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of funds available to distribute.

We may invest in unimproved land which does not generate income.

We may invest approximately 15%, and not more than 25%, of our total real estate loan assets in loans to purchase or develop raw, unimproved land. Generally, we will determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. We intend to invest in loans with a face value of up to 60% of the as-if developed appraised value of the property and we will usually require that the borrower have invested in the property actual capital expenditures of at least 25% of the property’s value. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection of a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. These loans are riskier because the property is not capable of generating any income, as compared to a commercial property.

We may invest in acquisition and development loans which do not generate income.

We may invest about 10% to 25% of our total real estate loan assets in acquisition and development loans. These loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. Generally, we may invest in loans with a face value of up to 60% of the as-if developed appraised value of the property. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.

We may invest in construction loans which do not generate income.

We may invest 10% to 70% of our total real estate loan assets in construction loans. These are loans generally made to real estate developers to fund the construction of one or more buildings on real property. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraised value of the property and proposed improvements, and will arrange loans for up to 75% of the as-if developed appraised value. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. These loans are riskier than loans secured by income producing properties because during construction the borrower does not receive income from the property to make payments on the loan.

Our investments in commercial property loans may not yield the anticipated increase in value and income.

We expect to invest approximately 20% to 50% of our total real estate loan assets in commercial property loans. These loans provide funds to allow commercial borrowers to acquire income-producing property or to improve or renovate property to increase the value or net operating income of the property so that it may qualify for institutional refinancing. Bridge loans are a subcategory of commercial loans in which we provide interim financing to enable commercial borrowers to qualify for permanent refinancing. We will review the appraised value of the property and will invest in loans for up to 75% of such appraised value. To the extent such loans include renovations, appraisals may include as-if developed valuations with the limitations described above. These loans are riskier because there is no assurance that the commercial borrower will qualify for the refinancing or that the improvements will yield the anticipated increase in value and income.

We may invest in residential loans.

We may invest approximately 5% of our total real estate loan assets in residential loans. Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower used one of the units on the property as such borrower’s principal residence. We will review the appraisal of the value of the property and will invest in loans for up to 75% of such appraised value.

Investments in second deeds of trust and wraparound loans are subject to the rights of the first deed of trust.

We may also invest up to 10% of our total real estate loan assets in deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans. In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust. In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest. We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive. Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.

Balloon payments require sufficient resources to make payment when due.

We anticipate that 90% to 100% of our loans will require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period like 15 or 30 years because the borrower’s repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

Investment in large loans may reduce our ability to diversify our loan portfolio.

We will generally invest in loans that constitute an amount equal to less than 5% of our total capital. However, we may invest in a larger loan depending on such factors as the performance of the Fund and the value of the collateral. These larger loans are risky because they may reduce our ability to diversify our loan portfolio.

Taking a lease interest as collateral only provides a right to assume the borrower’s obligations under the lease.

We may invest up to 20% of our total real estate loan assets in loans where the collateral is an interest in a lease. These loans are riskier because the only rights we will have are to assume the borrower’s obligations under the lease and to use the property for the length of time and in the limited manner permitted under the lease.

Our underwriting standards and procedures are more lenient than conventional lenders.

We will invest in loans to borrowers who may not be required to meet the credit standards of conventional real estate lenders and we will approve real estate loans more quickly than other real estate lenders. Generally, we will not spend more than 20 days assessing the character and credit history of our borrowers. Due to the nature of loan approvals, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to the borrower and the security. There may be a greater risk of default by our borrowers which may impair our ability to make distributions or may reduce the amount we have available to distribute, particularly in the case of foreclosures.

Our loans are not guaranteed by any government agency.

Our loans will not be insured or guaranteed by a federally owned or guaranteed mortgage agency. Consequently, our recourse if there is a default may only be to foreclose upon the real property. The value of the foreclosed property may have decreased and may not be equal to the amount outstanding under the corresponding loan, resulting in a decrease of the amount available to distribute.

Our real estate loans will not be marketable and we expect no secondary market to develop.

We do not expect our real estate loans to be marketable and we do not expect a secondary market to develop for them. As a result, we will generally bear all the risk of our investment until the loans mature. This will limit our ability to hedge our risk in changing real estate markets and may result in reduced returns to our Members.

Our loan portfolio may be riskier if it is not diversified geographically.

Initially we intend to invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience, specifically Arizona, California, Hawaii, Nevada and Texas. Depending on the market and on the Company’s performance, we plan to expand our investments throughout the United States. However, Vestin Mortgage has limited experience outside of the Southwest. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. Vestin Mortgage’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf. Accordingly, where Vestin Mortgage deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where Vestin Mortgage lacks experience for consultation prior to making investment decisions. Members will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our Manager.

We may have difficulty protecting our rights as a secured lender.

We believe that our loan documents will enable us to enforce our commercial arrangements with borrowers. However, the rights of borrowers and other secured lenders may limit our practical realization of those benefits. For example:

•
Judicial foreclosure is subject to the delays of protracted litigation. Although we expect non-judicial foreclosure to be quicker, our collateral may deteriorate and decrease in value during any delay in foreclosing on it.

•	The borrower’s right of redemption during foreclosure proceedings can deter the sale of our collateral and can for practical purposes require us to manage the property.

•	Unforeseen environmental hazards may subject us to unexpected liability and procedural delays in exercising our rights.

•	The rights of senior or junior secured parties in the same property can create procedural hurdles for us when we foreclose on collateral.

•	We may not be able to pursue deficiency judgments after we foreclose on collateral.

•	State and federal bankruptcy laws can prevent us from pursuing any actions, regardless of the progress in any of these suits or proceedings.

By becoming the owner of property, we may become liable for unforeseen environmental obligations.

We intend to acquire income producing properties such as office, industrial and retail properties, multi-family residential units and assisted living facilities and other income producing real property, such as parking lots, hotels and restaurants. In addition, we intend to own real property if we foreclose on a defaulted loan and purchase the property at the foreclosure sale. Under applicable environmental laws, any owner of real property may be fully liable for the costs involved in cleaning up any contamination by materials hazardous to the environment. Even though we might be entitled to indemnification from the person that caused the contamination, there is no assurance that the responsible person would be able to indemnify us to the full extent of our liability. Furthermore, we would still have court and administrative expenses for which we may not be entitled to indemnification.

Our results are subject to fluctuations in interest rates and other economic conditions.

•
We expect that a majority of our loans will not have a prepayment penalty. Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate. This may reduce the amount of funds we have available to distribute.

•
Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets. If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. Alternatively, if the economy enters a recession, real estate development may slow. A slowdown in real estate lending may mean we will have fewer loans to acquire, thus reducing our revenues and the distributions to members.

•
One of the results of interest rate fluctuations is that borrowers seek to extend their low-interest-rate real estate loans after market interest rates have increased. Generally, our loan documents permit us to raise the interest rate we charge on extended loans anywhere from between 0.75% to 3% from the then-current rate on the loan. This creates two risks for us:

•
There is no assurance that this permitted rate increase will be adequate if interest rates have increased beyond the range contemplated by our loan documents. If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased. If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk. Additionally, any fees paid to extend the loan are paid to Vestin Mortgage, not to us. Our revenues and distributions will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans.

•
If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest. In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss. This is a risk if the loans we invest in do not have prepayment penalties or exit fees.

•	Our results will also reflect other economic conditions, such as a particular industry migrating to or from one of the states into which we make loans.

We face competition for real estate loans that may reduce available yields and fees.

Our competitors consist primarily of conventional mortgage lenders and mortgage loan investors including commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders. Many of the companies against which we and Vestin Mortgage compete have substantially greater financial, technical and other resources than either the Fund or Vestin Mortgage. Additionally, if our competition decreases interest rates on their loans or makes funds more easily accessible, yields on our loans could decrease and the costs associated with making loans could increase, both of which would reduce our revenues and the distributions members receive.

Our lending operations are subject to certain regulatory requirements.

As a company investing in real estate loans and rural property and having raised funds through a public offering, we are subject to the NASAA Mortgage Program Guidelines promulgated by the state securities administrators. The NASAA Guidelines govern, among other things, our debt to equity ratio and the diversity and composition of our investments. For example, the NASAA Guidelines provide that we may not invest in or make real estate loans to or from any one borrower which would exceed, in the aggregate, an amount greater than 20% of the capital contributions which we have raised. Additionally, the NASAA Guidelines require reserves of not less than 1% of the offering proceeds. The NASAA Guidelines are intended to protect the interests of investors. However, our flexibility in making business decisions may be limited by our obligation to comply with the NASAA Guidelines.

MANAGEMENT RISKS

We must rely on Vestin Mortgage to manage our operations and select our loans and real property for investment. Our ability to achieve our investment objectives and to pay distributions depends upon Vestin Mortgage's performance (i) in obtaining, processing, making and brokering loans for us to invest in and determining the financing arrangements for borrowers and (ii) in the acquisition of our investments, the selection of tenants and the determination of any financing arrangements

Vestin Mortgage has limited experience in acquiring and managing real properties.

Our performance and ability to pay distributions depends largely upon the performance of Vestin Mortgage in managing our operations. While Vestin Mortgage has substantial experience in managing funds that invest in real estate loans, it has limited experience in the business of acquiring and managing real properties. Vestin Mortgage is not engaged in the business of acquiring and managing real properties nor has it ever managed a fund which is engaged in the business of acquiring real properties. Vestin Mortgage has managed and disposed of real properties which were acquired through foreclosure. In addition, one of its principals has some experience in acquiring and managing multi-family residential properties and office buildings. However, this limited experience may be insufficient to enable Vestin Mortgage to successfully manage our investments in real property. As a result of its limited experience, Vestin Mortgage may make errors of judgment in selecting properties for us to acquire and may encounter difficulties in managing such properties. Poor performance by Vestin Mortgage may reduce our income and may reduce our distributions.

Our Manager lacks experience with certain real estate markets.

Initially we intend to invest in real estate loans and real property throughout the areas in which Vestin Mortgage and its correspondents have experience, specifically Arizona, California, Hawaii, Nevada and Texas. Accordingly, members’ investment will be dependent upon the economy in the Southwest. Depending on the market and on the Fund’s performance, we plan to expand our investments throughout the United States. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. Vestin Mortgage’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf. Accordingly, where Vestin Mortgage deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where Vestin Mortgage lacks experience for consultation prior to making investment decisions. Members will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our Manager.

We are limited in the number and type of properties and real estate loans in which we may invest and the value of members’ investment will fluctuate with the performance of the specific investments we make. We raised approximately $29.7 million, and we currently are not raising additional funds through the sale of units, except through our distribution reinvestment plan. Accordingly, we are a relatively small fund and will make a limited number of investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make as compared with larger funds. As a result, our performance will be closely tied to the performance of each property or loan we invest and a default on leases or a loan could materially reduce the funds available for distribution. Our profitability may be affected by the performance of any one of our investments and members’ investment in our units will be subject to greater risk.

We depend on key personnel of Vestin Mortgage we do not have any directors, officers or employees. Our success depends upon the continued contributions of certain key personnel of Vestin Mortgage, including Michael V. Shustek, each of whom would be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with Vestin Mortgage's activities. If any of these key employees were to cease employment, our operating results could suffer. Our future success also depends in large part upon Vestin Mortgage's ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Vestin Mortgage may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans, investing, leasing and operating real property and who also have contacts in the market. The size of our loan and real estate portfolio may require Vestin Mortgage to hire and retain additional financial and accounting personnel to assist in managing Vestin Mortgage's accounting services. Competition for accounting personnel is intense, and we cannot assure members that Vestin Mortgage will be successful in attracting and retaining skilled personnel. Should Vestin Mortgage be unable to attract and retain key personnel, the ability of Vestin Mortgage to make prudent investment decisions on our behalf may be impaired.

Any indemnification of our Manager by us will decrease the amount available for distribution. Pursuant to our Operating Agreement, we may be required to indemnify Vestin Mortgage or any of its affiliates, agents, or attorneys from any action, claim or liability arising from any act or omission made in good faith and in performance of its duties under the Operating Agreement. The availability of such indemnification may reduce the amount of funds we have available for distribution.

CONFILICTS OF INTEREST RISKS

Vestin Mortgage will face conflicts of interest arising from our fee structure.

Vestin Mortgage will receive substantial fees for brokering and managing our real property investments. Vestin Mortgage will also receive substantial fees from borrowers for transactions involving real estate loans. Many of these fees are paid on an up-front basis. Vestin Mortgage's compensation is based on the volume and size of the real estate loans selected for us. Our interests may diverge from those of Vestin Mortgage and Mr. Shustek to the extent that Vestin Mortgage benefits from up-front fees which are not shared with us.

Vestin Mortgage will be receiving fees from borrowers that would otherwise increase our returns. Because Vestin Mortgage receives all of these fees, including brokering and management fees for our real property, our interests will diverge from those of Vestin Mortgage when our Manager decides whether we should charge the borrower higher interest rates or Vestin Mortgage should receive higher fees from the borrower or whether we should purchase or sell real property or in the leasing of our buildings or in determining our advisory fees.

Vestin Mortgage will face conflicts of interest concerning the allocation of its personnel's time.

Vestin Mortgage is the manager of Vestin Fund I, LLC ("Vestin Fund I''), Vestin Fund II, LLC ("Vestin Fund II'') and inVestin Nevada, Inc. ("inVestin Nevada''), funds with investment objectives similar to ours. Vestin Fund I has raised $100 million pursuant to a registration statement on Form S-11 initially filed with the Securities Exchange Commission on August 23, 2000. Vestin Fund II had raised approximately $476 million as of December 31, 2004 pursuant to a registration statement on Form S-11 initially filed with the Securities and Exchange Commission on December 31, 2000. inVestin Nevada is seeking to raise $100 million through the sale of subordinated notes to Nevada residents pursuant to a registration statement filed with the Securities Division of the Nevada Secretary of State and in reliance on exemption from registration requirements provided by Section 3(a)(11) of the Securities Act of 1933 and Rule 147 thereunder. As of June 30, 2005, inVestin Nevada had raised approximately $45 million. Vestin Mortgage and Mr. Shustek, who indirectly owns 100% of Vestin Mortgage, anticipate that they will also sponsor other real estate programs having investment objectives similar to ours. As a result, Vestin Mortgage may have conflicts of interest in allocating their time and resources between our business and those other activities. During times of intense activity in other programs and ventures, Vestin Mortgage and its key personnel, including Mr. Shustek, will likely devote less time and resources to our business than they ordinarily would. If Vestin Mortgage does not spend sufficient time managing our operations we may not meet our investment objectives.

Vestin Mortgage will face conflicts of interest relating to other investments in real estate loans.

We may invest in real estate loans when one or more other companies managed by Vestin Mortgage are also investing in real estate loans. There is a risk that Vestin Mortgage may select for us a real estate loan investment that provides lower returns than a real estate loan investment purchased by another Vestin Mortgage program or entity. Vestin Mortgage also serves as a manager for Vestin Fund I, Vestin Fund II and inVestin Nevada, funds which have similar investment objectives as our Fund. There are no restrictions or guidelines on how Vestin Mortgage will determine which loans are appropriate for us and which are appropriate for Vestin Fund I, Vestin II, inVestin Nevada or any another company which Vestin Mortgage manages.

Vestin Mortgage will face conflicts of interest in selecting real estate loans for us.

In the event we purchase real property by incurring debt, Vestin Mortgage may lend us money directly or Vestin Mortgage could select one of its affiliates as our lender or Vestin Mortgage will select a third party as our lender. There is also a risk that Vestin Mortgage may select a loan for us that provides for a higher interest rate than we may otherwise be able to obtain.

We may have a lack of control over participations.

We will consider investing in or purchasing loans and properties jointly with other lenders and purchasers, some of whom might be affiliates of Vestin Mortgage. We will initially have, and will maintain a controlling interest as lead lender in participations with non-affiliates. Although it is not our intention to lose control, there is a risk that we will be unable to remain as the lead lender in the loans in which we participate in the future. In the event of participation with a publicly registered affiliate, the investment objectives of the participants shall be substantially identical. There shall be no duplicate fees. The compensation to the sponsors must be substantially identical, and the investment of each participant must be on substantially the same terms and conditions. Each participant shall have a right of first refusal to buy the other's interest if the co-participant decides to sell its interest. We will not participate in joint ventures or partnerships with affiliates that are not publicly registered except as permitted in the NASAA Guidelines. If our co-participant affiliate determines to sell its interest in the loan or property, there is no guarantee that we will have the resources to purchase such interest and we will have no control over a sale to a third party purchaser.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our Manager, Vestin Mortgage, operates from its executive offices at 8379 West Sunset Road, Las Vegas, Nevada 89113. We do not have any separate offices.

Our Manager’s offices are located in a 42,000 square foot office building, which is owned by us. This building is fully leased to Vestin Group, the parent corporation of our Manager, earning us monthly rent revenue of approximately of $87,000. The lease agreement expires in March 2014. Vestin Group has sub-leased office space in the building as permitted by the lease agreement at rates equal to or less than rates we receive.

ITEM 3.  LEGAL PROCEEDINGS

Legal Matters Involving Our Manager

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael V. Shustek, the sole shareholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, LLC et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action is based upon allegations that Del Mar Mortgage and/or Vestin Mortgage charged unlawful fees on various loans arranged by them. Desert Land sought in excess of $10 million in monetary damages. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

The defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit, which heard the case on October 18, 2005. On November 15, 2005, the Ninth Circuit vacated the judgment of the District Court and dismissed the state law claims against the defendants without prejudice on the basis that the District Court lacked subject matter jurisdiction in the case. On November 29, 2005, Desert Land petitioned the Ninth Circuit Court for rehearing with a suggestion that the matter be heard en banc. On December 16, 2005, the District Court issued an Order releasing the Bond, and on January 6, 2006, the Ninth Circuit denied Desert Land’s petition and the matter remains dismissed. We were not a party to the action.

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

Legal Matters Involving the Company

The staff of the Pacific Regional Office of the United States Securities and Exchange Commission (SEC) conducted an investigation into certain matters related to us, Vestin Group, Vestin Mortgage, Vestin Capital, Fund I and Fund II. We have fully cooperated during the course of the investigation.

The Staff has notified us, Fund I, Fund II, our Manager, Vestin Capital and Michael V. Shustek, the Principal Executive Officer of our Manager and Vestin Capital, or collectively the Vestin Entities, that they intend to seek authority to bring an enforcement proceeding against the Vestin Entities alleging violations of Section 17 (a) of the Securities Act of 1933, Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based upon certain sales practices employed for a period of time by the Vestin Entities. Specifically, the SEC Staff has advised that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to members of Fund I and Fund II that were misleading. The Vestin Entities are engaged in discussions with the Staff regarding the proposed recommendation and any remedies, which might be sought by the SEC Staff. Based upon these discussions, we currently believe that neither we nor Fund I, and Fund II will be named as parties in the enforcement recommendation. These settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for the trading of Units.

Holders

As of December 31, 2005, approximately 811 Unit holders held 2,974,419 Units of interest in the Company.

Dividend Policy

We generally distribute to members on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with U. S. generally accepted accounting principles (GAAP). Our Operating Agreement also permits distributions in excess of Net Income Available for Distribution. We made distributions of $2,555,000 (prior to reinvested distributions) during the year ended December 31, 2005, of which $11,000 represented distributions in excess of Net Income Available for Distribution. It is our intention to continue to distribute most of our Net Income Available for Distribution to our unit holders.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased under the Plans or Programs
October 2005	1,681	$10.30	None	None
November 2005	571	$10.30	None	None
December 2005	14,374	$10.50	None	None

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

ITEM 6.  SELECTED FINANCIAL DATA

	December 31, 2005	December 31, 2004	December 31, 2003
Balance Sheet Data:
Cash, Cash Equivalents, Certificates of Deposits and Short-term Investments	$1,167,000	$6,286,000	$5,000
Interest and Other Receivables	194,000	127,000	--
Investments in Real Estate Loans (Net of Allowance)	22,964,000	13,520,000	--
Investment in Real Property (Net of Depreciation)	9,591,000	9,814,000	--
Capitalized Loan Fees (Net of Allowance)	99,000	111,000	--
Assets Under Secured Borrowing	527,000	2,590,000	--
Deferred Rent Receivable	168,000	--	--
Deferred Offering Costs	--	926,000	667,000
Total Assets	$34,710,000	$33,374,000	$672,000
Liabilities	5,551,000	8,612,000	673,000
Members’ Equity	29,159,000	24,762,000	(1,000)
Total Liabilities and Members’ Equity	$34,710,000	$33,374,000	$672,000

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period From April 16, 2003 (Inception) To December 31, 2003

Income Statement Data:
Revenues	$3,616,000	$2,360,000	$--
Expenses	$1,294,000	$990,000	$1,000
Net Income (Loss)	$2,322,000	$1,370,000	$(1,000)
Net Income (Loss) Allocated to Members	$2,322,000	$1,370,000	$(1,000)
Net Income Allocated to Members per Weighted Average Membership Units	$0.82	$0.78	$--
Cash Distributions	$2,555,000	$1,350,000	$--
Cash Distributions per Weighted Average Membership Units	$0.91	$0.77	$--
Weighted Average Membership Units	2,817,055	1,751,700	--

The information in this table should be read in conjunction with the accompanying audited financial statements and notes to financial statements included elsewhere in this document.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our real estate loan program objective is to generate monthly income by investing in real estate loans. We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by traditional real estate lenders. The loan underwriting standards our Manager utilizes are less strict than traditional real estate lenders. In addition, we believe one of our competitive advantages is our ability to approve loan applications more quickly than traditional lenders. As a result, in certain cases, we may make real estate loans, which are riskier than real estate loans made by commercial banks. However, in return we seek a higher interest rate and our Manager takes steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than traditional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

Our real estate program objective is to invest in income-producing multifamily residential units, assisted living facilities, office buildings, industrial and retail properties and other income-producing real property, such as hotels and resorts, restaurants, parking lots and amusement parks. Our Manager intends to apply its prior experience in investing in real estate loans to its evaluation and investment in real property on our behalf. Accordingly, we intend to invest in real property throughout the areas in which Vestin Mortgage and its correspondents have experience.

Our operating results depend primarily upon (i) the amount of capital we have to invest in real estate loans and income producing real estate, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans, (v) our ability to identify and acquire suitable income-producing properties, (vi) the level of rents or other income we are able to generate from our acquired properties, (vii) the level of non-performing assets and loan losses which we experience, and (viii) negative fluctuations in the fair market value of income-producing properties that we own.

Adverse economic conditions during the next year could have a material impact on the collectibility of our loans. Recognizing the risk, we seek to maintain an adequate loan-to-value ratio, which, as of December 31, 2005, was 60% on a weighted average basis, generally using appraisals prepared on an as-if developed basis in connection with the loan origination. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, a marked increase in loan defaults accompanied by a rapid decline in real estate values could result in losses on defaulted loans that would have a material adverse effect upon our financial condition and operating results.

As of December 31, 2005, 18% of the principal amount of our loans was secured by real estate in Nevada, while 25% and 24% were secured by real estate in Arizona, and California, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our results of operations. If we enter into another recession, particularly in any of the identified states, our operating results could be adversely affected.

In accordance with Section 7.8 of our Operating Agreement, our Manager reviewed the value of our assets during the last quarter of fiscal 2005. Based on this review, as a result of an increase in the value of our assets, the value of members’ capital accounts was adjusted from $10.30 per unit to $10.50 per unit. As a result, units redeemed on or after December 15, 2005 have been redeemed at $10.50 per unit. The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP. Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

SUMMARY OF FINANCIAL RESULTS

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Period From April 16, 2003 (Inception) To December 31, 2003

Total revenues	$3,616,000	$2,360,000	$--
Total expenses	1,294,000	990,000	1,000
Net income (loss)	$2,322,000	$1,370,000	$(1,000)
Net income allocated to members per Weighted average membership units	0.82	0.78	--
Annualized rate of return to members (a)	8.00%	7.80%	--
Cash distributions	$2,555,000	$1,350,000	$--
Cash distributions per weighted average membership unit	$0.91	$0.77	$--
Weighted average membership units	2,817,055	1,751,700	--
Weighted average term of outstanding loans	15 months	18 months	--

(a)
The annualized rate of return to members is calculated based upon the GAAP net income allocated to members per weighted average units as of December 31, divided by the number of days during the period (365 days and 366 days for the year ended December 31, 2005 and 2004, respectively) and multiplied by three hundred and sixty five (365) days, then divided by the cost per unit ($10.30 and $10.00 for 2005 and 2004, respectively).

Total Revenues: Revenues for the year ended December 31, 2005 increased $1.3 million or 53.22% from the prior period in 2004 primarily due to the following:

•
Interest income from real estate loans increased by approximately $1.1 million or 84.48% primarily due to the increase in investment in real estate loans from $13.6 million as of December 31, 2004 to $23.0 million as of December 31, 2005, an increase of $9.4 million. This increase was offset by the decrease in the weighted average interest rate on real estate loans from 11.71% at December 31, 2004 to 10.38% at December 31, 2005. Additionally, we incurred a decrease of approximately $527,000 in interest income related to secured borrowings, which relates to the decrease in assets under secured borrowings of $2.1 million from December 31, 2004 to December 31, 2005.

•
Revenues derived from income-producing real property increased approximately $0.7 million or 228.08%. Investment in real property consists of a 42,000 square foot office building located in Las Vegas, Nevada, which we acquired in August 2004. As a result, our 2004 results reflected for and a half months of rental income, as compared to a full year of rental income in 2005. The office building is fully leased by Vestin Group.

As of December 31, 2005, our Manager had granted extensions on six loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. However, we only grant extensions when a borrower is in full compliance with the terms of the loan. The aggregate amount due from borrowers whose loans had been extended as of December 31, 2005 was approximately $7.6 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of December 31, 2005.

Total Expenses: For the year ended December 31, 2005, total expenses were approximately $1.3 million compared to $1.0 million for the same period in 2004, an increase of $0.3 million or 30.71%. Expenses were primarily affected by the following:

•	Interest expenses related to investment in real property increased by approximately $221,000, as we did not acquire the real property associated with the debt until August 2004.

•
Expenses related to professional fees incurred increased by approximately $345,000 due to an increase in accounting and legal costs related to the preparation of our quarterly and annual public filings.

•
We pay management fees to our Manager based on 3% of the total rental income and up to 2.5% of the gross offering proceeds for the period. For the year ended December 31, 2005, we paid our Manager $26,000 for management fees relating to rental activity and $129,000 for acquisition and advisory fees pertaining to the gross offering proceeds.

•	Depreciation and amortization on our investment in real property increased approximately $141,000 as we did not acquire the property until August 2004.

The increase in expenses was partially offset by the following decreases:

•	Interest expenses related to secured borrowings decreased by approximately $494,000 due to the decrease in the amount of loans financed under secured borrowings throughout the year.

•
There was no additional provision for loan losses for the year ending December 31, 2005, as our general allowance for loan losses was generally sufficient to cover inherent losses in our loan portfolio. During the year ending December 31, 2004, we recorded a general allowance of $73,000.

Net Income: Net income for the year ended December 31, 2005 totaled approximately $2.3 million compared to $1.4 million for the same period in 2004, an increase of 69%.

Annualized Rate of Return to Members: For the year ended December 31, 2005, annualized rate of return to members as calculated based on GAAP net income was 8.00% as compared to 7.80% for the same period in 2004.

Distributions to Members: The following is a schedule of distributions made to members for the year ended December 31, 2005 and 2004.

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004

Distributions of Net Income Available for Distribution	$2,544,000	$1,350,000
Distributions in Excess of Net Income Available for Distribution Generated During the Period	11,000	--
Total Distributions	$2,555,000	$1,350,000

Net Income Available for Distributions is a non-GAAP financial measure that is defined in our Operating Agreement as cash flows from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP. We have presented net income available for distribution because management believes this financial measure is useful and important to members. Although we generally do not plan to make distributions in excess of net income available for distribution, we may do so from time to time. Any such distribution will be treated as a return of capital for income tax purposes. In addition, cash flows from operations, which are the significant component of net income available for distribution, affect the capital available for investment in new loans. This non-GAAP financial measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using net income available for distribution only supplementally.

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities. The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004

Distribution of Net Income Available for Distribution	$2,544,000	$1,350,000
Addition to Working Capital Reserves (Amount not Distributed)	--	173,000
Change in Operating Assets and Liabilities:
Deferred Rent Receivable	(168,000)	--
Interest Receivable	(67,000)	(127,000)
Capitalized Loan Fees	--	(115,000)
Accounts Payable	156,000	--
Due to Manager	(130,000)	162,000
Net Cash Provided by Operating Activities	$2,335,000	$1,443,000
Net Cash (Used) by Investing Activities	$(9,431,000)	(18,533,000)
Net Cash Provided in Financing Activities	$1,977,000	$23,371,000

Stated Unit Value Adjustment: Following a periodic review by our Manager as required pursuant to the Operating Agreement, as a result of a the increase in the estimated fair value of real estate held for investment, effective December 15, 2005 we adjusted the stated unit value from $10.30 per unit to $10.50 per unit to reflect the estimated net unit value of each unit at that date. The periodic review of the estimated net unit value includes an analysis of unrealized gains that our Manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions: In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of December 31, 2005, the total of redemptions made from inception was $341,000. Balances in members’ capital accounts as of January 1, 2005 were $24.8 million, which limited redemptions to $2.5 million for calendar 2005. Total redemptions during the year ended December 31, 2005 were $330,000.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We currently have five real estate loan products consisting of acquisition and development, commercial, construction, residential and land loans. The effective interest rates on all product categories range from 6% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of December 31, 2005 are as follows:

Loan Type	Number Of Loans	Fund Balance	Weighted Average Interest Rate	Portfolio Percentage	Loan to Value (2)

Acquisition and Development	3	$3,806,000	11.30%	16.52%	47.74%
Commercial (1)	12	12,244,000	9.63%	53.15%	65.33%
Construction	2	1,231,000	12.00%	5.34%	64.50%
Land	3	5,756,000	11.01%	24.99%	56.44%
	20	$23,037,000	10.38%	100.00%	60.16%

Investments in real estate loans as of December 31, 2004 are as follows:

Loan Type	Number Of Loans	Fund Balance	Weighted Average Interest Rate	Portfolio Percentage	Loan To Value (2)

Acquisition and Development	3	$6,319,000	10.90%	46.49%	56.74%
Commercial (1)	3	4,848,000	12.26%	35.67%	66.27%
Construction	1	266,000	12.00%	1.95%	66.53%
Land	3	2,160,000	12.81%	15.89%	71.82%
	10	$13,593,000	11.71%	100.00%	62.73%

(1)	Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing.

(2)
Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated no greater than 12 months prior to the date of loan origination and may have been commissioned by the borrower, and also may precede the placement of the loan with us. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

The following is a schedule of investments in real estate loans by lien position.

Loan Type	December 31, 2005 Balance	Portfolio Percentage	December 31, 2004 Balance	Portfolio Percentage

First Deeds of Trust	$21,527,000	93.45%	$11,015,000	81.03%
Second Deeds of Trust**	1,510,000	6.55%	2,578,000	18.97%
	$23,037,000	100.00%	$13,593,000	100.00%

**Generally, our second deeds of trust are junior to first deeds of trust position held by either us or our Manager.

As of December 31, 2005, all contractual investments in real estate loans mature during 2006.

The following is a schedule by geographic location of investments in real estate loans as of:

	December 31, 2005 Balance	Portfolio Percentage	December 31, 2004 Balance	Portfolio Percentage

Arizona	$5,807,000	25.21%	$6,865,000	50.50%
California	5,490,000	23.83%	1,648,000	12.12%
Nevada	4,194,000	18.21%	4,080,000	30.02%
North Carolina	102,000	0.44%	--	--
Oklahoma	1,000,000	4.34%	1,000,000	7.36%
Oregon	1,356,000	5.89%	--	--
Texas	2,525,000	10.96%	--	--
Washington	1,360,000	5.90%	--	--
Wisconsin	1,203,000	5.22%	--	--
	$23,037,000	100.00%	$13,593,000	100.00%

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet.

	December 31, 2005 Balance	December 31, 2004 Balance
Balance Per Loan Portfolio	$23,037,000	$13,593,000
Less:
Allowance for Loan Losses	73,000	73,000
Balance per Balance Sheet	$22,964,000	$13,520,000

Our Manager has evaluated the collectibility of the loans in our portfolio in light of the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. We do not currently have any non-performing loans. Our Manager believes a general allowance for loan losses totaling $73,000 included in the accompanying balance sheet as of December 31, 2005 is adequate to address estimated credit losses in our investment in real estate loan portfolio as of that date. No specific allowances were deemed necessary.

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

Our Manager often grants extensions on loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of December 31, 2005 was approximately $7.6 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of December 31, 2005.

Investment in Real Property

During the year ended December 31, 2004, we acquired an office building, which has approximately 42,000 square feet of rentable space, located at 8379 West Sunset Road in Las Vegas, Nevada. The purchase price and related closing costs were approximately $9,800,000. As of December 31, 2005, the building was fully leased to Vestin Group, earning us monthly rent revenue of approximately of $87,000. Vestin Group has sub-leased office space in the building as permitted by the lease agreement at rates equal to or less than rates we receive. We provided $4,850,000 of the purchase price from our capital and borrowed $4,950,000 for the remainder of the purchase price. We subsequently conveyed the real property to VF III HQ, LLC, a wholly owned single asset subsidiary formed for the purpose of owning this asset. For further information about this property, see Item 13 Certain Relationships and Related Transactions.

In August 2004, our Manager relocated its corporate headquarters to this facility. As further discussed in “Segment Information” below, net income on this segment of our business was approximately $322,000, which represents 12 months of operating activity. The following represents our estimated yield on this investment from a cash flow perspective.

	December 31, 2005	December 31, 2004
Net Income From Real Estate Segment	$322,000	$92,000
Less Principal Payments	(98,000)	--
Less Deferred Rent Receivable	(168,000)	--
Add Back Depreciation and Amortization	222,000	81,000
Yield	$378,000	$173,000
Investment Provided from Capital	$4,850,000	$4,850,000
Months of Operation	12	4.5
Annualized Yield on Real Estate Segment	5.73%	9.51%

Annualized yield on real estate segment is a non-GAAP measure. We have presented this annualized yield on real estate segment because management believes this information is useful and important to members. This non-GAAP financial measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.

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

The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, the Manager evaluates our real estate loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our Manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts would be credited to the provision for loan losses or included in income. At December 31, 2005, all of our loans were performing. Our Manager had determined the general allowance for loan losses of $73,000 is sufficient to cover any inherent losses in our loan portfolio.

The following is a roll-forward of the general allowance for loan losses for the year ended December 31, 2005:

Description	Balance at December 31, 2004	Provisions	Deductions	Balance at December 31, 2005
General Valuation Allowance	$73,000	$--	$--	$73,000

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2005.

	Note Payable	Secured borrowings	Total Contractual Obligations
January 1 Through December 31, 2006	$100,000	$527,000	$627,000
January 1 Through December 31, 2007	106,000	--	106,000
January 1 Through December 31, 2008	112,000	--	112,000
January 1 Through December 31, 2009	119,000	--	119,000
January 1 Through December 31, 2010	125,000	--	125,000
Thereafter:	4,268,000	--	4,268,000

Total:	$4,830,000	$527,000	$5,357,000

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2005 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1% or 100 basis points	$187,000
Weighted average interest rate assumption increased by 5% or 500 basis points	$933,000
Weighted average interest rate assumption decreased by 1% or 100 basis points	$(187,000)
Weighted average interest rate assumption decreased by 5% or 500 basis points	$(933,000)

The purpose of this analysis is to provide an indication of the impact that the weighted average interest rate fluctuations would have on our financial results. It is not intended to imply our expectation of future revenues or to estimate earnings. We believe that the assumptions used above are appropriate to illustrate the possible material impact on the financial statements.

Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Rental revenue is recorded for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants for rents that it expects to collect over the remaining lease term as deferred rents receivable. When the Company acquires a property, the term of the existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Revenue recognition is considered to be critical because the evaluation of the reliability of such deferred rents receivable involves management’s assumptions relating to such tenant’s viability.

We recognize income from rent once all of the following criteria are met in accordance with the Statement of Financial Accounting Standards (FAS) No. 13 Accounting for Leases:

•	The agreement has been fully executed and delivered;

•	Services have been rendered;

•	The amount is fixed or determinable, and

•	The collectibility is reasonable assure.

Investments in Real Estate Loans

The Company may from time to time acquire or sell investments in real estate loans from or to the Manager or other related parties pursuant to the terms of the Company's Operating Agreement provided the price does not exceed the original cost. The purpose primarily is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of the Company's capital. For example, the Company's Operating Agreement provides certain guidelines with respect to loan concentration by dollar amount, location and lien position. Selling or buying loans allows the Company to diversify its loan portfolio within these parameters. Due to the short term nature of the loans the Company makes and the similarity of interest rates in loans the Company normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore no gain or loss is recorded on these transactions, regardless of whether a related or unrelated party.

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

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment in our investment in real estate loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the provision for loan loss or included as income.

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2005 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$230,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$1,152,000
Allowance for loan losses assumption decreased by 0.3% of loan portfolio	$(73,000)

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry. We generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

Additional facts and circumstances may be discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. Circumstances that may caused significant changes in our estimated allowance include:

(a)	Declines in real estate market conditions, which can cause a decrease in expected market value.

(b)	Discovery of undisclosed liens for community improvement bonds, easements and delinquent property taxes.

(c)
Lack of progress on real estate developments after we advance funds. We customarily utilize disbursement agents to monitor the progress of real estate developments and approve loan advances. After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances.

•	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed upon property.

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the value of the property.

Investments in Real Property

Real property is stated at cost, less accumulated depreciation. Amounts capitalized as investments in real property consist of the cost of acquisition or construction and any tenant improvements or major improvements that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Upon acquisition, the purchase price of the property is allocated to land, building and improvements and other intangible assets and associated liabilities as required by FAS No. 141 Business Combinations. The allocation to land is based on an estimate of its fair value based on all available information including appraisals. The allocation to other intangible assets represents the value associated with the in-place leases, including leasing commission, legal and other related costs.

Real property is depreciated using the straight-line method over the useful lives of the assets by class generally as follows:

Land	Not Depreciated
Building	40 Years
Building Improvements	10-25 Years
Land Improvements	20-25 Years
Tenant Improvements	Lease Term
Intangible Lease Assets	Lease Term

Our Manager continually monitors events and changes in circumstances that could indicate carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, our Manager assess the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and intangible assets to their fair value and recognize an impairment loss. Our Manager has determined there has been no impairment in the carrying value of real property held by us during the year ended December 31, 2005.

Deferred Offering Costs

Deferred offering costs consist primarily of legal, accounting and registration fees related to the Proposed Offering and that will be charged to capital upon the receipt of the capital or charged to expense if not completed.

Our Manager was reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering of our units. As of December 31, 2005, offering costs of approximately $565,000 were incurred by us and paid by our Manager on our behalf. These deferred offerings costs, which are primarily legal, accounting and registration fees, were converted to 54,862 membership units at a price equal to the then effective unit value. The additional costs above the 2% of the gross proceeds of the offering were absorbed by our Manager.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain real estate loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS No. 140. The Company does not receive any revenues for entering into secured borrowings arrangements.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund investing activities and for general operating purposes. Subject to an approximate 3% reserve, we seek to use most of our available funds to invest in real estate loans or purchase income producing property. Income generated from such investments is paid out to our members unless they have elected to reinvest their distributions. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. With respect to real estate that we acquire, we may pay Vestin Mortgage a monthly management fee of up to 3% of our gross rental revenues. In addition, we may pay Vesting Mortgage acquisition and advisory fees in connection with real estate acquisition, provided that such amounts do not exceed 2.5% of our gross offering proceeds.

During the year ended December 31, 2005, cash flows provided by our operating activities approximated $2.3 million. Our investing activities for the year ended December 31, 2005 consisted of cash used from the purchase of new investments in loans secured by real estate in the amount of $17.0 million and cash proceeds from loan payoffs of investment in real estate loans of approximately $7.0 million. Our financing activities primarily consisted of proceeds from issuance of member units of approximately $4.0 million, cash used for members’ distributions, net of reinvestments, of $1.6 million, and payments from a note payable of approximately $0.1 million.

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

We rely primarily upon repayment of outstanding loans and raising new capital to provide capital for investment in new loans and real estate properties. Effective November 7, 2005, we discontinued the offering of our Units, except for Units sold through our Distribution Reinvestment Plan. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Additionally, if there is a downturn in the economies in which we invest in real estate, the level of rents we can charge to lease our properties can diminish our capital resources and would diminish our ability to invest in new properties or service any related debt.

Cash provided by the operating activities of our investments in real estate segment is primarily dependent on the occupancy level of our properties, the rental rates on our leases, the collectibility of rents from our tenants, and the level of operating and other expenses. Since we intend on leveraging our capital for property acquisitions, we will depend on cash provided by operating activities to service such debt. The following table summarizes future minimum base rent to be received from our Manager under a non-cancelable lease on our sole real estate property at December 31, 2005:

January 1 Through December 31, 2006	$906,000
January 1 Through December 31, 2007	942,000
January 1 Through December 31, 2008	980,000
January 1 Through December 31, 2009	1,020,000
January 1 Through December 31, 2010	1,060,000
Thereafter:	4,307,000

Total:	$9,215,000

Any significant level of redemptions by our members would reduce the amount of capital available for investment. In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. Our Operating Agreement also provides other conditions limiting redemptions.

Approximately 51% of our members currently reinvest their distributions. The level of reinvested distributions is likely to be affected by our operating performance. If our performance does not meet the expectations of our members, the level of reinvestment may decline.

Inter-creditor agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate in certain real estate loans with us, Vestin Mortgage, Vestin Fund I, and Vestin Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Lead Lenders are required to protect the Investor by (i) continuing to remit to the Investor the interest due on the participation amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance of the participation plus accrued interest.

Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.

As of December 31, 2005, funds being used under inter-creditor and participation agreements where we have potential obligations as defined above totaled $527,000.

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

We do not currently have any interest in any special purpose entities, which are not reflected on our balance sheet nor do we have any commitments or obligations, which are not reflected on our balance sheet. We do not have any interest in derivative contracts.

We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying secured properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital. At December 31, 2005, we had $1.2 million in cash and $34.7 million in total assets.

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

Our two reportable segments are investments in real estate loans and investments in real estate.

Financial information concerning our reportable segments is presented as follows for the years ended December 31, 2005 and 2004:

	For the Year Ended December 31, 2005	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$2,341,000	$2,341,000	$--
Interest income related to secured borrowings	160,000	160,000	--
Rental income	1,040,000	--	1,040,000
Other	75,000	75,000	--
Total revenues	3,616,000	2,576,000	1,040,000

Operating expenses
Management fees	155,000	112,000	43,000
Provision for loan losses	--	--	--
Professional fees	407,000	275,000	132,000
Other	73,000	53,000	20,000
Total operating expenses	635,000	440,000	195,000

EBITDA*	2,981,000	2,136,000	845,000

Less:
Depreciation and Amortization	222,000	--	222,000
Interest expense related to secured borrowings	136,000	136,000	--
Interest expense related to investment in real estate	301,000	--	301,000

NET INCOME	$2,322,000	$2,000,000	$322,000

	For the Year Ended December 31, 2004	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$1,269,000	$1,269,000	$--
Interest income related to secured borrowings	687,000	687,000	--
Rental income	317,000	--	317,000
Other	87,000	87,000	--
Total revenues	2,360,000	2,043,000	317,000

Operating expenses
Management fees	36,000	21,000	15,000
Provision for loan losses	73,000	73,000	--
Professional fees	62,000	36,000	26,000
Other	28,000	5,000	23,000
Total operating expenses	199,000	135,000	64,000

EBITDA*	2,161,000	1,908,000	253,000

Less:
Depreciation and Amortization	81,000	--	81,000
Interest expense related to secured borrowings	630,000	630,000	--
Interest expense related to investment in real estate	80,000	--	80,000

NET INCOME	$1,370,000	$1,278,000	$92,000

*EBITDA represents Earnings Before Interest, Taxes, Depreciation, and Amortization. We present EBITDA because we consider it an important supplemental measure of our performance but it does not represent cash flows. EBITDA is a measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net earnings, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally.

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

Most of our assets consist of investments in real estate loans, including those that are financed under Inter-creditor Agreements. At December 31, 2005, our aggregate investment in real estate loans was approximately $23 million with a weighted average effective interest rate of 10.38%. Loans financed under inter-creditor agreements totaled $527,000 as of December 31, 2005 and are classified as assets under secured borrowing. Such financing is at a weighted average interest rate of 11%. These real estate loans mature within the next 5 months.

The weighted average term of outstanding loans at December 31, 2005 was 15 months. As of December 31, 2005, our real estate loans mature during the 12 months ending December 31, 2006. All of the outstanding real estate loans at December 31, 2005 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties.

As of December 31, 2005, approximately $9.6 million or 27.63% of our assets consist of investment in income producing real property. This property is located in Las Vegas, Nevada and is leased entirely by our Manager, earning us monthly rent revenue of approximately of $87,000. Vestin Group has sub-leased office space in the building as permitted by the lease agreement at rates equal to or less than rates we receive.

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

The following table contains information about the investment in real estate loans held in our portfolio as of December 31, 2005. The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2006 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets approximate their fair value as of December 31, 2005.

Interest Earning Assets Aggregated by Maturity at December 31, 2005
Interest Earning Assets	2006	2007	2008	2009	Thereafter	Total

Investments In Real Estate Loans	$23,037,000	--	--	--	--	$23,037,000

Weighted Average Interest Rates	10.38%	--%	--%	--%	--%	10.38%

At December 31, 2005, we also had approximately $1.2 million invested in cash, cash equivalents, and certificates of deposit. Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are indexed in Item 15 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROL AND PROCEDURES

Disclosure Controls and Procedures

Our Manager’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of December 31, 2005.

Our Manager’s Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of December 31, 2005 as discussed below.

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

As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s preliminary assessment concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005. As a result of the assessment, we identified the following material weaknesses:

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

Remediation Plan

In addition to controls and procedures consistent with prior practices, our Manager is in the process of developing and implementing remediation plans. In order to remediate the aforementioned material weaknesses, our Manager has:

•	Hired a Corporate Controller with the requisite experience to assist and work directly with our Manager’s Chief Financial Officer;

•	Hired an Accounting Manager with the requisite experience to assist and work directly with our Manager’s Corporate Controller;

•	Hired a Financial Reporting Analyst to assist with the financial reporting process and work directly with our Manager’s Corporate Controller;

•	Implemented a mandatory weekly management meeting for all key personnel. This allows for financial reporting personnel to be consistently updated on significant matters affecting the Company; and

•	Implemented a Financial Reporting Review Committee, which reviews all periodic financial reporting documents prior to filing.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

We do not have any directors or officers. We are managed by Vestin Mortgage who is engaged in asset management, real estate lending and other financial services. Vestin Mortgage, a privately held company and wholly-owned subsidiary of Vestin Group, has no audit committee and no requirement of independence at this time.

The following sets forth certain information regarding the executive officers of Vestin Mortgage as of December 31, 2005:

Name	Age	Title

Michael V. Shustek	47	Chairman of the Board, Chief Executive Officer, President and Director
John Alderfer	61	Chief Financial Officer and Director, Treasurer
Michael J. Whiteaker	56	Vice President of Regulatory Affairs
Daniel B. Stubbs	44	Senior Vice President, Underwriting of Vestin Mortgage, a subsidiary of Vestin Group

The directors listed below are currently functioning as an audit committee operating under a written Audit Committee Charter adopted by Vestin Group’s board of directors. The following table sets forth certain information regarding the directors of Vestin Group:

Name	Age	Title

Robert J. Aalberts	54	Director
Fredrick J. Zaffarese Leavitt	34	Director
Roland M. Sansone	50	Director

All the directors of Vestin Mortgage and Vestin Group hold office until the next annual meeting of stockholders.

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

John W. Alderfer was appointed the Chief Financial Officer of Vestin Mortgage and Vestin Group effective January 2005. Mr. Alderfer previously served as Chief Financial Officer of Vestin Group from September 2002 to February 2004. From February 2004 to December 2004, Mr. Alderfer served as a consultant to Vestin Group. From October 1998 to September 2002, Mr. Alderfer was retired. From September 1996 to October 1998, Mr. Alderfer was a Director, Vice President, Treasurer, and Chief Financial Officer of Interactive Flight Technologies, Inc. From September 1990 to June 1996, Mr. Alderfer was Senior Vice President, Treasurer, and Chief Financial Officer of Alliance Gaming Corporation. Mr. Alderfer is the former Senior Vice President, Corporate Controller and Chief Accounting Officer of Summa Corporation and The Hughes Corporation, 100% owned by the Estate of Howard R. Hughes. Mr. Alderfer received his BBA degree in accounting from Texas Tech University. He is a Certified Public Accountant.

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

Michael V. Shustek has been a director of Vestin Mortgage, a subsidiary of Vestin Group, and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In February 2004, Mr. Shustek became the President of Vestin Group. Mr. Shustek also serves on the Company’s loan committee. In 2003, Mr. Shustek became the Chief Executive Officer of Vestin Mortgage. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank. Mr. Shustek has co-authored two books, entitled “Trust Deed Investments”, on the topic of private mortgage lending, and “If I Can Do It, So Can You”. Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.

Daniel B. Stubbs has been the Senior Vice President, Underwriting of Vestin Mortgage since January 2000. Mr. Stubbs is responsible for analyzing the risks of each loan as well as prescribing Title Insurance coverage for each individual transaction. In addition, Mr. Stubbs serves on the loan committee and acts as a liaison between Vestin Mortgage and the various banks that carry its lines of credit. Mr. Stubbs has over 13 years experience in the Title Insurance industry. Mr. Stubbs received his Bachelor of Arts in Communications Studies from the University of Nevada, in Las Vegas, Nevada.

Michael J. Whiteaker has been Vice President of Regulatory Affairs of Vestin Mortgage and Vestin Group since May 1999 and is experienced in the banking and finance regulatory fields, having most recently served with the State of Nevada, Financial Institution Division from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada. Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans. From 1973 to 1982 Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.

Fredrick J. Zaffarese Leavitt has been a director of Vestin Group since November 2004. Since August of 1993 Mr. Zaffarese has been an accountant for the United States Department of the Interior where his responsibilities include the review and audit of various state, local and municipality governments for compliance with federal laws and regulations as well as preparation of financial statements for Executive Branch and Congressional review. Additionally, Mr. Zaffarese sits on various audit committees involving the utility industries. Mr. Zaffarese is a CPA and a graduate of University of Nevada Las Vegas.

Audit Committee
The board of directors of Vestin Group, the parent corporation of our Manager, has a standing Audit Committee established in accordance with Section 3(a)(58) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is responsible for the appointment, compensation, retention and oversight of our independent accountants. In addition, the Audit Committee reviews with Vestin Group’s management and our independent accountants financial information that will be provided to our members and others, and our audit and financial reporting processes. The Audit Committee operates under a written Audit Committee Charter adopted by Vestin Group’s board of directors. The Audit Committee consists of Robert J. Aalberts, Rick Zaffarese Leavitt and Roland Sansone. The board of directors of Vestin Group believes that Mr. Rick Zaffarese Leavitt is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K. Mr. Rick Zaffarese Leavitt and each of the other members of the Audit Committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc.

Code of Ethics
As we do not have any executive officers we have not adopted a Code of Ethics. However, the executive officers of Vestin Mortgage, our Manager, are under an obligation to follow the Code of Ethics of Vestin Group that has been filed as Exhibit 14.1 to Vestin Group’s Form 10-KSB for the year ended December 31, 2003. If our Manager or Vestin Group makes any substantive amendments to the Code of Ethics or if our Manager grants any waiver, including any implicit waiver, from a provision of the Code of Ethics to its chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of such amendment or waiver on our website or in a Report on Form 8-K or quarterly or annual report under the Securities and Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

Not Applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as of December 31, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, the unit holders listed possess sole voting and investment power with respect to the units shown.

Name	Units Beneficially Owned	Percentage of Units Beneficially Owned
Dr. Bernard Greenblatt	200,000	6.72%
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

Transactions with the Manager

Our Manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income. For the year ended December 31, 2005 and 2004, we recorded fees to our Manager of approximately $155,000 and 36,000 respectively.

As of December 31, 2004, we owed our Manager and Vestin Group approximately $1.1 million, primarily related to deferred offering costs paid on our behalf as well as unpaid management fees. As of December 31, 2005, we owed our Manager approximately $38,000 for unpaid management fees.

Our Manager was reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering of our units. As of December 31, 2005, offering costs of $565,000 were incurred by us and paid by our Manager on our behalf. These deferred offerings costs, which are primarily legal, accounting and registration fees, were converted to 54,862 membership units at a price equal to the then effective unit value. The additional costs above the 2% of the gross proceeds of the offering were absorbed by our Manager.

During the year ended December 31, 2004, we acquired an office building located in Las Vegas, Nevada (the “Property”) for approximately $9,800,000, which is inclusive of $200,000 paid to the Manager for advisory and diligence fees. As of December 31, 2005, the Property was fully leased to Vestin Group, earning us monthly rent revenue of approximately of $87,000. Vestin Group has sub-leased office space in the building as permitted by the lease agreement at rates equal to or less than rates we receive. We provided $4,850,000 of the purchase price from our capital and borrowed $4,950,000 for the remainder of the purchase price. We subsequently transferred the Property to our wholly owned subsidiary, VFIII HQ, LLC.

The property underlying the building was originally purchased by an unrelated party from a company wholly owned by the principal stockholder and Chief Executive Officer of our Manager who has advised our Manager that he earned a profit of approximately $1.0 million in connection with the sale.

Transactions with the Funds

During the year ended December 31, 2005 and 2004, we sold $500,000 and $5 million respectively, in real estate loans to Fund II.

During the year ended December 31, 2004, we purchased $10 million in real estate loans from Fund II.

Transactions with Other Related Parties

During the year ended December 31, 2005 and 2004, we incurred expenses of $83,000 and $0 respectively, to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. A former Director and Officer of Vestin Group is an equity owner in that firm.

During the year ended December 31, 2005 and 2004, we incurred expenses of $10,000 and $0 respectively, for legal fees to the law firm of Levine, Garfinkel, and Katz in which the Secretary of Vestin Group has an equity ownership interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended December 31, 2005 and 2004, Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) provided various audit, audit related and non-audit services to us as follows:

	December 31, 2005	December 31, 2004
Audit Fees	$112,000	$130,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

During the year ending December 31, 2004, approximately $62,000 was absorbed by our Manager as part of the expenses relating to the registration and offering costs of the Company.

The Audit Committee of Vestin Group (the “Audit Committee”) has considered whether provision of the services described regarding audit related fees, tax fees and all other fees above were compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect Moore Stephens’ independence.

The Audit Committee has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services. All audit and non-audit services to be provided by the independent auditors must be approved in advance by the Audit Committee. The Audit Committee may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation. All services performed by independent auditors under engagements entered into on or after January 21, 2005, were approved by the Audit Committee pursuant to its pre-approval policy, and none was approved pursuant to the de minimus exception to the rules and regulations of the Securities Exchange Act of 1934, Section 10A(i)(1)(B), on pre-approval.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The financial statement are contained on Pages F-2 through F-24 on this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. Financial Statement Schedules

EXHIBIT INDEX
Exhibit No.	Description of Exhibits

3.1 (1)	Articles of Organization

3.2 (2)	Certificate of Amendment to Articles of Organization

3.3 (3)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)

4 (4)	Distribution Reinvestment Plan

10.7 (5)	Purchase and Sale Agreement, dated August 1, 2004, by and between Luke Properties, LLC and Vestin Fund III, LLC

10.8 (5)	Assignment and Assumption Agreement dated August 16, 2004 by and between Vestin Fund III, LLC and VFIII HQ, LLC

10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Fund III, LLC

31.1	Section 302 Certification of Michael V. Shustek

31.2	Section 302 Certification of John Alderfer

32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.
(2)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004, File No. 333-105017.
(3)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.
(4)	Incorporated herein by reference to Exhibit 4.4 of our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.
(5)	Incorporated herein by reference to our Form 10-Q filed on November 15, 2004, File No. 333-105017.
(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005, File No. 333-105017.

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
John Alderfer
(Chief Financial Officer of the Manager)

Dated: March 9, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of Vestin Fund III, LLC

We have audited the accompanying consolidated balance sheets of Vestin Fund III, LLC and subsidiary (formerly RE Investments III, LLC) (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, members’ equity, and cash flows for the years ended December 31, 2005 and 2004 and for the period from April 16, 2003 (Inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vestin Fund III, LLC and subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for the years then ended and for the period from April 16, 2003 (Inception) to December 31, 2003 in conformity with U.S. generally accepted accounting principles.

The supplemental schedules are presented for purposes of additional analysis and are not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
March 9, 2006

CONSOLIDATED FINANCIAL STATEMENTS

Vestin Fund III, LLC

CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31, 2005	DECEMBER 31, 2004

Cash	$1,167,000	$6,286,000
Interest receivable	194,000	127,000
Investment in real estate loans, net of allowance for loan losses of $73,000 as of December 31, 2005 and 2004	22,964,000	13,520,000
Investment in real property, net of accumulated depreciation of $287,000 and $77,000 as of December 31, 2005 and 2004, respectively	9,591,000	9,814,000
Capitalized loan fees, net of amortization of $16,000 and $4,000 as of December 31, 2005 and 2004 respectively	99,000	111,000
Assets under secured borrowings	527,000	2,590,000
Deferred rent receivable	168,000	--
Deferred offering costs	--	926,000

Total assets	$34,710,000	$33,374,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable	$156,000	$--
Due to Manager	38,000	1,094,000
Secured borrowings	527,000	2,590,000
Note payable	4,830,000	4,928,000

Total liabilities	5,551,000	8,612,000

Members' equity - Authorized 10,000,000 units, 2,974,419 units issued and outstanding at December 31, 2005 and 2,471,658 units issued and outstanding at December 31, 2004	29,159,000	24,762,000
Total members' equity	29,159,000	24,762,000

Total liabilities and members' equity	$34,710,000	$33,374,000

The accompanying notes are an integral part of these statements.

Vestin Fund III, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,		FOR THE PERIOD FROM APRIL 16, 2003 (INCEPTION) TO DECEMBER 31,
	2005	2004	2003

Revenues
Interest income from investments in real estate loans	$2,341,000	$1,269,000	$--
Interest income related to secured borrowings	160,000	687,000	--
Rental income	1,040,000	317,000	--
Other	75,000	87,000	--
Total revenues	3,616,000	2,360,000	--

Operating expenses
Management fees	155,000	36,000	--
Interest expense related to secured borrowings	136,000	630,000	--
Interest expense related to investment in real estate	301,000	80,000	--
Provision for loan losses	--	73,000	--
Depreciation and amortization	222,000	81,000	--
Professional fees	407,000	62,000	--
Other	73,000	28,000	1,000
Total operating expenses	1,294,000	990,000	1,000

NET INCOME (LOSS)	$2,322,000	$1,370,000	$(1,000)

Net income (loss) allocated to members	$2,322,000	$1,370,000	$(1,000)

Net income (loss) allocated to members per weighted average membership units	$0.82	$0.78	$--

Weighted average membership units	2,817,055	1,751,700	--

The accompanying notes are an integral part of these statements.

Vestin Fund III, LLC

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

	UNITS	AMOUNT
Members' equity at December 31, 2003	--	$(1,000)

Issuance of units	2,425,244	24,278,000

Distributions	--	(1,350,000)

Reinvestments of distributions	47,462	476,000

Members' redemptions	(1,048)	(11,000)

Net income	--	1,370,000

Members' equity at December 31, 2004	2,471,658	$24,762,000

Issuance of units, including 54,862 units issued in lieu of payment of deferred offering costs	440,677	3,976,000

Distributions	--	(2,555,000)

Reinvestments of distributions	96,451	984,000

Members' redemptions	(34,367)	(330,000)

Net income	--	2,322,000

Members' equity at December 31, 2005	2,974,419	$29,159,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,		FOR THE PERIOD FROM APRIL 16, 2003 (INCEPTION) TO DECEMBER 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$2,322,000	$1,370,000	$(1,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	210,000	76,000	--
Amortization of capitalized loan fees	12,000	4,000	--
Provision for loan losses	--	73,000	--
Change in operating assets and liabilities:
Interest receivable	(67,000)	(127,000)	--
Deferred rent receivable	(168,000)	--	--
Capitalized loan fees	--	(115,000)	--
Accounts payable	156,000	--	--
Due to Manager	(130,000)	162,000	6,000

Net cash provided by operating activities	2,335,000	1,443,000	5,000

Cash flows from investing activities:
Investments in real estate loans on real estate	(16,976,000)	(20,442,000)	--
Sale of investments in real estate loans	--	2,114,000	--
Proceeds from loan payoff	7,032,000	9,736,000	--
Proceeds from title settlement on investment in real property	13,000	--	--
Purchase of investments in real estate loans from Fund II	--	(10,000,000)	--
Proceeds received from sale of real estate loans to Vestin Fund II, LLC	500,000	5,000,000	--
Purchase of investment in real property	--	(4,941,000)	--

Net cash used by investing activities	$(9,431,000)	$(18,533,000)	$--

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,		FOR THE PERIOD FROM APRIL 16, 2003 (INCEPTION) TO DECEMBER 31,
	2005	2004	2003

Cash flows from financing activities:
Proceeds from issuance of member units	$3,976,000	$24,278,000	$--
Payments on notes payable	(98,000)	(22,000)	--
Members' redemptions	(330,000)	(11,000)	--
Distributions, net of reinvestments	(1,571,000)	(874,000)	--

Net cash provided by financing activities	1,977,000	23,371,000

NET CHANGE IN CASH	(5,119,000)	6,281,000	5,000

Cash, beginning	6,286,000	5,000	--

Cash, ending	$1,167,000	$6,286,000	$5,000

Interest paid during the period	$301,000	$80,000	$--

Non-cash financing activities:

Offering costs paid by Vestin Mortgage, Inc. recorded as deferred offering costs and due to manager on the accompanying balance sheet	$--	$259,000	$667,000
Change in loans funded through secured borrowing	$2,063,000	$2,590,000	$--
Note payable related to acquisition of investment in real estate	$--	$4,950,000	$--
Reimbursements of offering costs paid by Vestin Mortgage, Inc. converted to 54,862 membership units	$565,000	$--	$--
Deferred offering costs that were expensed by Vestin Mortgage and recorded as a reduction in due to manager	$455,000	$--	$--

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE A — ORGANIZATION

Vestin Fund III, LLC was organized in April 2003 as a Nevada limited liability company for the purpose of investing in real estate loans and income-producing real property. In this report we refer to Vestin Fund III, LLC as “the Company”, “our Company”, the “Fund”, “we”, “us”, or “our”. We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to as “deeds of trust”). We commenced operations in February 2004. We will continue our operations until December 2023 unless dissolved prior thereto or extended by vote of the members under the provisions of our Operating Agreement.

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

On November 7, 2003, our Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“Unit”). As of December 31, 2005, we had sold approximately 2,865,921 Units. Members may participate in our Distribution Reinvestment Plan whereby the members’ distributions may be used to purchase additional Units at the current value. As of December 31, 2005, approximately 143,913 Units had been purchased under this plan. On November 7, 2005, we discontinued the offering of our Units; however, members may continue to purchase additional Units through our Distribution Reinvestment Plan.

Our Manager is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation and licensed mortgage broker engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). Michael V. Shustek, the Chief Executive Officer (“CEO”) and Director of the Manager, acquired all of the outstanding shares of common stock of Vestin Group, Inc. pursuant to a tender offer and follow-on short form merger, which closed on May 26, 2005. Vestin Group filed a Form 15 with the United States Securities and Exchange Commission (SEC) on May 11, 2005 to terminate its reporting obligations under the Securities Exchange Act of 1934. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services.

Our Operating Agreement provides that the Manager controls the daily operating activities of the Company, including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, real estate loan investments and contracts, and to assume direction of the business operations. As a result, our operating results are dependent on our Manager’s ability and intent to continue to service the Company’s assets. The Operating Agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the Manager of Vestin Fund I, LLC (“Fund I”), Vestin Fund II, LLC (“Fund II”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. These entities also invest in commercial real estate loans.

We invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience. As of December 31, 2005, our loans are in the following states; Arizona, California, Nevada, North Carolina, Oklahoma, Oregon, Texas, Washington and Wisconsin. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.

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

Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Rental revenue is recorded for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants for rents that it expects to collect over the remaining lease term as deferred rents receivable. When the Company acquires a property, the term of the existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Revenue recognition is considered to be critical because the evaluation of the reliability of such deferred rents receivable involves management’s assumptions relating to such tenant’s viability.

We recognize income from rent once all of the following criteria are met in accordance with the Statement of Financial Accounting Standards (FAS) No. 13 Accounting for Leases:

•	The agreement has been fully executed and delivered;

•	Services have been rendered;

•	The amount is fixed or determinable, and

•	The collectibility is reasonable assure.

Investments in Real Estate Loans

The Company may from time to time acquire or sell investments in real estate loans from or to the Manager or other related parties pursuant to the terms of the Company's Operating Agreement provided the price does not exceed the original cost. The purpose primarily is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of the Company's capital. For example, the Company's Operating Agreement provides certain guidelines with respect to loan concentration by dollar amount, location and lien position. Selling or buying loans allows the Company to diversify its loan portfolio within these parameters. Due to the short term nature of the loans the Company makes and the similarity of interest rates in loans the Company normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

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

Currently, all of our loans provide for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. In addition, we also invest in real estate loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At December 31, 2005, we had $3.9 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $53.2 million, including participating lenders. These loans had interest reserves of approximately $2.4 million, of which our portion is $0.7 million. At December 31, 2004, we had $10.4 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $131 million, including participating lenders. These loans had interest reserves of approximately $5.8 million, of which our portion was $0.7 million.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the provision for loan loss or included as income.

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry. We generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal the material facts pertaining to a borrower and the security.

Additional facts and circumstances are discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. Circumstances that may caused significant changes in our estimated allowance include:

(a)	Declines in real estate market conditions, which can cause a decrease in expected market value.

(b)	Discovery of undisclosed liens for community improvement bonds, easements and delinquent property taxes.

(c)
Lack of progress on real estate developments after we advance funds. We customarily utilize disbursement agents to monitor the progress of real estate developments and approve loan advances. After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances.

•	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed upon property.

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the value of the property.

Investments in Real Property

Real property is stated at cost, less accumulated depreciation. Amounts capitalized as investments in real property consist of the cost of acquisition or construction and any tenant improvements or major improvements that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Upon acquisition, the purchase price of the property is allocated to land, building and improvements and other intangible assets and associated liabilities as required by FAS No. 141 Business Combinations. The allocation to land is based on an estimate of its fair value based on available information, including appraisals. The allocation to other intangible assets represents the value associated with the in-place leases, including leasing commission, legal and other related costs.

Real property is depreciated using the straight-line method over the useful lives of the assets by class generally as follows:

Land	Not Depreciated
Building	40 Years
Building Improvements	10-25 Years
Land Improvements	20-25 Years
Tenant Improvements	Lease Term
Intangible Lease Assets	Lease Term

Our Manager continually monitors events and changes in circumstances that could indicate carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, our Manager assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and intangible assets to their fair value and recognize an impairment loss. Our Manager has determined there has been no impairment in the carrying value of real property held by us during the year ended December 31, 2005.

Deferred Offering Costs

Deferred offering costs consist primarily of legal, accounting and registration fees related to the Proposed Offering and that will be charged to capital upon the receipt of the capital or charged to expense if not completed.

Our Manager was reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering of our units. As of December 31, 2005, offering costs of approximately $565,000 were incurred by us and paid by our Manager on our behalf. These deferred offerings costs, which are primarily legal, accounting and registration fees, were converted to 54,862 membership units at a price equal to the then effective unit value. The additional costs above the 2% of the gross proceeds of the offering were absorbed by our Manager.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain real estate loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS No. 140. We do not receive any revenues for entering into secured borrowing arrangements.

Fair Value of Financial Instruments

FAS. 107, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of our financial assets. The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

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

At December 31, 2005 and 2004, the estimated fair value of the real estate loans were approximately $23.0 million and $13.6 million, respectively. At December 31, 2005 and 2004, the estimated fair values of assets under secured borrowings were approximately $0.5 million and $2.6 million, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

Net Income Allocated to Members Per Weighted Average Membership Unit

Net income allocated to members per weighted average membership unit is computed by dividing net income calculated in accordance with U. S. GAAP by the weighted average number of membership units outstanding for the period.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. As of December 31, 2005 and 2004, we had approximately $1.2 million and $6.2 million, respectively, in excess of the federally insured limits.

As of December 31, 2005, 18% of our real estate loans were in Nevada compared to 30% at December 31, 2004. Additionally, as of December 31, 2005, 25% of our real estate loans were in Arizona compared to 51% at December 31, 2004 and 24% of our real estate loans were in California compared to 12% at December 31, 2004. As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in Nevada, Arizona, and California could have a material adverse effect on us.

At December 31, 2005, the aggregate amount of loans to our three largest borrowers represented 41% of our total investment in real estate loans. These real estate loans consisted of commercial, land and acquisition and development, located in Arizona, Nevada and California with a first lien position, earning between 10% and 12%, and outstanding balances of approximately $9.2 million. At December 31, 2004, the aggregate amount of loans to our three largest borrowers represented 55% of our total investment in real estate loans. These real estate loans consisted of commercial and land loans, located in Arizona and Nevada, with a first lien position, earning between 10% and 15%, and outstanding balances of approximately $7.5 million. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

At December 31, 2005 and 2004, there was one loan with a balance of approximately $4.3 million and $4.1 million, respectively, representing 19% and 30%, respectively, of our total investment in real estate loans. This land loan was located in Arizona, with a first lien position, earning 10% interest.

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

Investments in real estate loans as of December 31, 2005 were as follows:

Loan Type	Number Of Loans	Fund Balance	Weighted Average Interest Rate	Portfolio Percentage	Loan To Value (2)

Acquisition and development	3	$3,806,000	11.30%	16.52%	47.74%
Commercial (1)	12	12,244,000	9.63%	53.15%	65.33%
Construction	2	1,231,000	12.00%	5.34%	64.50%
Land	3	5,756,000	11.01%	24.99%	56.44%
	20	$23,037,000	10.38%	100.00%	60.16%

Investments in real estate loans as of December 31, 2004 were as follows:

Loan Type	Number Of Loans	Fund Balance	Weighted Average Interest Rate	Portfolio Percentage	Loan To Value (2)

Acquisition and development	3	$6,319,000	10.90%	46.49%	56.74%
Commercial (1)	3	4,848,000	12.26%	35.67%	66.27%
Construction	1	266,000	12.00%	1.95%	66.53%
Land	3	2,160,000	12.81%	15.89%	71.82%
	10	$13,593,000	11.71%	100.00%	62.73%

(1)	Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing.

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

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet:

	December 31, 2005 Balance	December 31, 2004 Balance
Balance Per Loan Portfolio	$23,037,000	$13,593,000
Less:
Allowance for Loan Losses	73,000	73,000
Balance per Balance Sheet	$22,964,000	$13,520,000

The following is a schedule of investments in real estate loans by lien position.

Loan Type	December 31, 2005 Balance	Portfolio Percentage	December 31, 2004 Balance	Portfolio Percentage

First Deeds of Trust	$21,527,000	93.45%	$11,015,000	81.03%
Second Deeds of Trust**	1,510,000	6.55%	2,578,000	18.97%
	$23,037,000	100.00%	$13,593,000	100.00%

**Generally, our second deeds of trust are junior to first deeds of trust position held by either us or our Manager.

As of December 31, 2005 all contractual investments in real estate loans mature during 2006.

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2005 and 2004:

	December 31, 2005 Balance	Portfolio Percentage	December 31, 2004 Balance	Portfolio Percentage

Arizona	$5,807,000	25.21%	$6,865,000	50.50%
California	5,490,000	23.83%	1,648,000	12.12%
Nevada	4,194,000	18.21%	4,080,000	30.02%
North Carolina	102,000	0.44%	--	--
Oklahoma	1,000,000	4.34%	1,000,000	7.36%
Oregon	1,356,000	5.89%	--	--
Texas	2,525,000	10.96%	--	--
Washington	1,360,000	5.90%	--	--
Wisconsin	1,203,000	5.22%	--	--
Total	$23,037,000	100.00%	$13,593,000	100.00%

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of December 31, 2005, we have provided a general allowance for loan losses of $73,000. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded. As of December 31, 2005, all of our loans were performing.

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

The following is a roll-forward of the allowance for loan losses for the 12 months ended December 31, 2005:

Description	Balance at December 31, 2004	Provisions	Deductions	Balance at December 31, 2005
General Valuation Allowance	$73,000	--	--	$73,000

In addition, our Manager had granted extensions on six loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of December 31, 2005 was approximately $7.6 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

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

Based upon this evaluation, a determination was made as to whether the allowance for loan losses was adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income. As of December 31, 2005, our Manager had provided for $73,000 as a general allowance for loan losses.

NOTE E — INVESTMENT IN REAL PROPERTY

Investment in real property consists of an approximately 42,000 square foot office building located at 8379 West Sunset Road in Las Vegas, Nevada. The purchase price and related closing costs was approximately $9,800,000. As of December 31, 2005, the building was fully leased by Vestin Group, earning us monthly rent revenue of approximately of $87,000. Vestin Group has sub-leased office space in the building as permitted by the lease agreement at rates equal to or less than rates we receive. We provided $4,850,000 of the purchase price from our capital and borrowed $4,950,000 for the remainder of the purchase price. We subsequently conveyed the real property to our wholly-owned subsidiary, VF III HQ, LLC.

Subsequent to the purchase of this property we invested an additional $90,000 in tenant improvements. As of December 31, 2005, the carrying value of this property was $9,591,000, net of accumulated depreciation of $287,000.

NOTE F — LEASING ACTIVITY

The Company leases a facility to Vestin Group under a 10 year non-cancelable lease agreement, expiring March 2014, with two, five-year optional extensions. The agreement calls for an annual base rent of approximately $894,000, plus a 4% annual increase. Rental income recognized for the leased facility is recognized on a straight line basis over the term of the lease. For year ended December 31, 2005 and 2004, rental income totaled $1,040,000 and $317,000, respectively. Deferred rent receivable as of December 31, 2005 was $168,000.

Future minimum base rent to be received, due under non-cancelable leases with Vestin Group in effect as of December 31, 2005 are as follows:

January 1 Through December 31, 2006	$906,000
January 1 Through December 31, 2007	942,000
January 1 Through December 31, 2008	980,000
January 1 Through December 31, 2009	1,020,000
January 1 Through December 31, 2010	1,060,000
Thereafter:	4,307,000

Total:	$9,215,000

NOTE G — RELATED PARTY TRANSACTIONS

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

Transactions with the Manager

Our Manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income. For the year ended December 31, 2005 and 2004, we recorded fees to our Manager of approximately $155,000 and $36,000 respectively.

As of December 31, 2004, we owed our Manager and Vestin Group approximately $1.1 million, primarily related to deferred offering costs paid on our behalf as well as unpaid management fees. As of December 31, 2005, we owed our Manager approximately $38,000 for unpaid management fees.

Our Manager was reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering of our units. As of December 31, 2005, offering costs of $565,000 were incurred by us and paid by our Manager on our behalf. These deferred offerings costs, which are primarily legal, accounting and registration fees, were converted to 54,862 membership units at a price equal to the then effective unit value. The additional costs above the 2% of the gross proceeds of the offering were absorbed by our Manager.

During the year ended December 31, 2004, we acquired an office building located in Las Vegas, Nevada (the “Property”) for approximately $9,800,000, which is inclusive of $200,000 paid to the Manager for advisory and diligence fees. As of December 31, 2005, the Property was fully leased to Vestin Group, earning us monthly rent revenue of approximately of $87,000. Vestin Group has sub-leased office space in the building as permitted by the lease agreement at rates equal to or less than rates we receive. We provided $4,850,000 of the purchase price from our capital and borrowed $4,950,000 for the remainder of the purchase price. We subsequently transferred the Property to our wholly owned subsidiary, VFIII HQ, LLC.

The property underlying the building was originally purchased by an unrelated party from a company wholly owned by the principal stockholder and Chief Executive Officer of our Manager who has advised our Manager that he earned a profit of approximately $1.0 million in connection with the sale.

Transactions with the Funds

During the year ended December 31, 2005 and 2004, we sold $500,000 and $5 million respectively, in real estate loans to Fund II.

During the year ended December 31, 2004, we purchased $10 million in real estate loans from Fund II.

Transactions with Other Related Parties

During the year ended December 31, 2005 and 2004, we incurred expenses of $83,000 and $0 respectively, to L.L. Bradford & Company, LLC, a certified public accounting firm for accounting services. A former Director and Officer of Vestin Group is an equity owner in that firm.

During the year ended December 31, 2005 and 2004, we incurred expenses of $10,000 and $0 respectively, for legal fees to the law firm of Levine, Garfinkel, and Katz in which the Secretary of Vestin Group has an equity ownership interest.

NOTE H — SECURED BORROWINGS

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS No. 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain real estate loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements (“Participation Agreements”). In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS No. 140.

As of December 31, 2005, and December 31, 2004, funds being used under Inter-creditor and Participation Agreements where we have potential obligations as defined above totaled $527,000, and $2,590,000, respectively.

NOTE I — NOTE PAYABLE

Note payable consists of the following:

Balance at December 31, 2005
10- year note payable secured by real property, bearing interest at 5.6% per annum, payable in monthly principal and interest installments of $31,000	$4,830,000

As of December 31, 2005, the scheduled principal reduction of the note payable was as follows:

January 1 Through December 31, 2006	$100,000
January 1 Through December 31, 2007	106,000
January 1 Through December 31, 2008	112,000
January 1 Through December 31, 2009	119,000
January 1 Through December 31, 2010	125,000
Thereafter:	4,268,000

Total:	$4,830,000

NOTE J — MEMBERS’ EQUITY

Membership Units

During the year ended December 31, 2005, we sold approximately 385,815 units, for proceeds totaling $3,976,000. Additionally, members’ received 96,451 units as a result of reinvestments of distributions for the year ended December 31, 2005.

Our Manager was reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering of our units. As of December 31, 2005, offering costs of $565,000 were incurred by us and paid by our Manager on our behalf. These deferred offerings costs, which are primarily legal, accounting and registration fees, were converted to 54,862 membership units at a price equal to the then effective unit value. The additional costs above the 2% of the gross proceeds of the offering were absorbed by our Manager.

Allocations and Distributions

In accordance with our Operating Agreement, profits, gains and losses are to be credited to and charged against each member’s capital account in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Distributions are paid monthly to members. Members may elect to reinvest their distributions. For the year ended December 31, 2005, distributions to members were approximately $2,555,000.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our Manager reviewed the value of our assets during the last quarter of fiscal year 2005. Based on this review, as a result of an increase in the value of our assets, the value of members’ capital accounts was adjusted from $10.30 per unit to $10.50 per unit. As a result, new units sold and units redeemed on or after December 15, 2005 have been sold or redeemed at $10.50 per unit. The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP. Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”) Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143”. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for the interim financial information is permitted but not required. Early adoption of FIN 47 is encouraged. We do not expect the adoption of FIN 47 to have a material impact on our financial position or results of operations.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued FAS No. 154 (“FAS 154”), Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FAS Statement No. 3. APB No. 20, Accounting Changes, and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements, required the inclusion of the cumulative effect of changes in accounting principle in net income in the period of change. FAS 154 establishes, unless impracticable, retrospective application to prior periods’ financial statements as the required method for reporting a voluntary change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of FAS No. 154 will have a material impact on our financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements”. EIFT 05-6 states that the amortization period that is to be used for a leasehold improvement that are placed in service significantly after and not contemplated at the beginning of the lease term should be the lesser of the useful life of the acquired leasehold improvement or a period that reflects renewals that are reasonably assured upon the purchase of the leasehold improvement. EITF 05-6 is effective for periods beginning after June 29, 2005. We do not believe that adoption of EITF 05-6 will not have an impact on our financial position or results of operations.

FASB Staff Position (FSP) FAS 115-1/124-1, replacing Emerging Issues Task Force (EITF) 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” - On November 3, 2005, the FASB released FSP FAS 115-1 and FAS 124-1 replacing EITF 03-1. The final language on FSP FAS 115-1 / FAS 124-1 requires investors to recognize an impairment loss when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP applies to reporting periods beginning after December 15, 2005. We do not expect the adoption of Staff Position (FSP) FAS 115-1/124-1 to have a material impact on our financial position or results of operations.

On February 16, 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments" (FAS 155), an amendment of FAS 140 and FAS 133. FAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement will be effective for all instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of the Company's fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company's 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. We do not expect the adoption of FAS 155 to have a material impact on our financial position or results of operations.

NOTE L — LEGAL MATTERS INVOLVING THE MANAGER

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael V. Shustek, the sole shareholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, LLC et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action is based upon allegations that Del Mar Mortgage and/or Vestin Mortgage charged unlawful fees on various loans arranged by them. Desert Land sought in excess of $10 million in monetary damages. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

The defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. are jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit, which heard the case on October 18, 2005. On November 15, 2005, the Ninth Circuit vacated the judgment of the District Court and dismissed the state law claims against the defendants without prejudice on the basis that the District Court lacked subject matter jurisdiction in the case. On November 29, 2005, Desert Land petitioned the Ninth Circuit Court for rehearing with a suggestion that the matter be heard en banc. On December 16, 2005, the District Court issued an Order releasing the Bond, and on January 6, 2006, the Ninth Circuit denied Desert Land’s petition and the matter remains dismissed. We were not a party to the action.

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

NOTE M — LEGAL MATTERS INVOLVING THE COMPANY

The staff of the Pacific Regional Office of the United States Securities and Exchange Commission (SEC) conducted an investigation into certain matters related to us, Vestin Group, Vestin Mortgage, Vestin Capital, Fund I and Fund II. We have fully cooperated during the course of the investigation.

The Staff has notified us, Fund I, Fund II, our Manager, Vestin Capital and Michael V. Shustek, the Principal Executive Officer of our Manager and Vestin Capital, or collectively the Vestin Entities, that they intend to seek authority to bring an enforcement proceeding against the Vestin Entities alleging violations of Section 17 (a) of the Securities Act of 1933, Section 10 (b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based upon certain sales practices employed for a period of time by the Vestin Entities. Specifically, the SEC Staff has advised that they believe certain slides used at sales seminars held to promote the sale of Fund II and Fund III units included disclosure regarding distributions to members of Fund I and Fund II that were misleading. The Vestin Entities are engaged in discussions with the Staff regarding the proposed recommendation and any remedies, which might be sought by the SEC Staff. Based upon these discussions, we currently believe that neither we nor Fund I, and Fund II will be named as parties in the enforcement recommendation. These settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached.

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

NOTE N — SELECTED QUARTERLY FINANCIAL DATED (UNAUDITED)

The following schedule is a selected quarterly financial date for fiscal year ended December 31, 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Total Revenues	$854,000	$898,000	$859,000	$1,005,000	$3,616,000
Total Operating Expenses	$330,000	$333,000	$216,000	$415,000	$1,294,000

NET INCOME	$524,000	$565,000	$643,000	$590,000	$2,322,000

Net Income Allocated to Members	$524,000	$565,000	$643,000	$590,000	$2,322,000

Net Income Allocated to Members Per Weighted Average Membership Units	$0.20	$0.20	$0.22	$0.20	$0.82

Weighted Average Membership Units	2,665,400	2,836,033	2,865,352	2,958,579	2,817,055

Annualized Rate of Return to Members (a)	7.74%	7.76%	8.64%	7.68%	8.00%

Cash Distributions	$649,000	$697,000	$539,000	$670,000	$2,555,000

Cash Distributions Per Weighted Average Membership Units	$0.24	$0.25	$0.19	$0.23	$0.91

Weighted Average Term of Outstanding Loans	17 months	17 months	16 months	15 months	15 months

(a)
The annualized rate of return to members in 2005 is calculated based upon the net GAAP income allocated to members per weighted average units as of December 31, 2005 divided by the number of days during the period (90, 91, 92, 92 and 365 for the first quarter, second quarter, third quarter, fourth quarter and year, respectively) and multiplied by three hundred and sixty five (365) days, then divided by $10.30 (the cost per unit).

NOTE O — SEGMENT INFORMATION

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

Our two reportable segments are investments in real estate loans and investments in real estate.

Financial information concerning our reportable segments is presented as follows for the years ended December 31, 2005 and 2004:

	For the Year Ended December 31, 2005	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$2,341,000	$2,341,000	$--
Interest income related to secured borrowings	160,000	160,000	--
Rental income	1,040,000	--	1,040,000
Other	75,000	75,000	--
Total revenues	3,616,000	2,576,000	1,040,000

Operating expenses
Management fees	155,000	112,000	43,000
Provision for loan losses	--	--	--
Professional fees	407,000	275,000	132,000
Other	73,000	53,000	20,000
Total operating expenses	635,000	440,000	195,000

EBITDA*	2,981,000	2,136,000	845,000

Less:
Depreciation and Amortization	222,000	--	222,000
Interest expense related to secured borrowings	136,000	136,000	--
Interest expense related to investment in real estate	301,000	--	301,000

NET INCOME	$2,322,000	$2,000,000	$322,000

	For the Year Ended December 31, 2004	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$1,269,000	$1,269,000	$--
Interest income related to secured borrowings	687,000	687,000	--
Rental income	317,000	--	317,000
Other	87,000	87,000	--
Total revenues	2,360,000	2,043,000	317,000

Operating expenses
Management fees	36,000	21,000	15,000
Provision for loan losses	73,000	73,000	--
Professional fees	62,000	36,000	26,000
Other	28,000	5,000	23,000
Total operating expenses	199,000	135,000	64,000

EBITDA*	2,161,000	1,908,000	253,000

Less:
Depreciation and Amortization	81,000	--	81,000
Interest expense related to secured borrowings	630,000	630,000	--
Interest expense related to investment in real estate	80,000	--	80,000

NET INCOME	$1,370,000	$1,278,000	$92,000

*EBITDA represents Earnings Before Interest, Taxes, Depreciation, and Amortization. We present EBITDA because we consider it an important supplemental measure of our performance but it does not represent cash flows. EBITDA is a measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net earnings, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. A reconciliation of EBITDA to net income is set forth above.

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

SUPPLEMENTARY INFORMATION
Investments in Real Estate Loans:
Schedule I
Vestin Fund III, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOAN ROLLFORWARD

Balance, December 31, 2003	$--
Additions during the period
New real estate loans	20,442,000
Real Estate loans bought	10,000,000
Deductions during the period
Collections of principal	(9,736,000)
Real Estate loans sold	(7,113,000)

Net Change in 2004	13,593,000

Balance, December 31, 2004	$13,593,000

Additions during the period
New real estate loans	16,976,000
Real Estate loans bought	--
Deductions during the period
Collections of principal	(7,032,000)
Real Estate loans sold	(500,000)

Net Change in 2005	9,445,000

Balance, December 31, 2005	$23,037,000

Schedule II
Vestin Fund III, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS BY TYPE OF PROPERTY

As of December 31, 2005:
Type of Property	Interest Rate	Face Amount of Loan	Fund Balance	Maturity Date	Amount Subject to Delinquency

Commercial	6% - 14%	$96,921,000	$12,244,000	03/2006 - 09/2006	$--
Construction	12%	$16,050,000	$1,231,000	03/2006 - 07/2006	$--
Acquisition and Development	8% - 12%	$75,662,000	$3,806,000	04/2006 - 05/2006	$--
Land	10% - 14%	$63,158,000	$5,756,000	02/2006 - 04/2006	$--
			23,037,000

As of December 31, 2004:
Type of Property	Interest Rate	Face Amount of Loan	Fund Balance	Maturity Date	Amount Subject to Delinquency

Commercial	10% - 15%	$27,500,000	$4,848,000	07/2005 - 10/2006	$--
Construction	12%	$3,495,000	$265,000	09/2005	$--
Acquisition and Development	10% - 13%	$59,431,000	$6,319,000	04/2005 - 03/2006	$--
Land	12% - 14%	$18,863,000	$2,161,000	06/2005 - 09/2005	$--
			13,593,000

Schedule III
Vestin Fund III, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS BY LIEN POSITION

As of December 31, 2005:
Lien Position	Face Amount of Loan	Interest Rate	Fund Balance	Maturity Date	Amount Subject to Delinquency

1st	$229,459,000	6% - 14%	$21,527,000	03/2006 - 09/2006	$--
2nd	$22,332,000	14%	$1,510,000	02/2006 - 03/2006	$--
			23,037,000

As of December 31, 2004:
Lien Position	Face Amount of Loan	Interest Rate	Fund Balance	Maturity Date	Amount Subject to Delinquency

1st	$105,025,000	10% - 14%	$11,015,000	04/2005 - 04/2006	$--
2nd	$4,264,000	14% - 15%	$2,578,000	09/2005 - 10/2006	$--
			13,593,000

Schedule IV
Vestin Fund III, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS THAT EXCEED THREE PERCENT OF THE PORTFOLIO

As of December 31, 2005:
Description of Loan	Interest Rate	Maturity Date	Extension Date	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

A/D	12.00%	01/07/06	04/07/06	1st	$7,662,000	$2,420,000	$--
A/D	12.00%	05/10/06		1st	$33,000,000	$715,000	$--
Commercial	10.00%	04/30/06		1st	$15,000,000	$1,500,000	$--
Commercial	12.00%	09/01/05	03/01/06	1st	$4,431,000	$1,000,000	$--
Commercial	11.00%	01/20/06	04/20/06	1st	$7,000,000	$2,500,000	$--
Commercial	6.00%	07/15/06		1st	$4,600,000	$1,156,000	$--
Commercial	6.00%	07/15/06		1st	$6,500,000	$1,203,000	$--
Commercial	6.00%	07/15/06		1st	$4,320,000	$1,360,000	$--
Commercial	10.25%	08/18/06		1st	$24,500,000	$950,000	$--
Commercial	13.00%	09/30/06		1st	$19,500,000	$1,500,000	$--
Construction	12.00%	07/31/06		1st	$12,550,000	$930,000	$--
Land	10.00%	03/30/06		1st	$35,000,000	$4,307,000	$--
Land	14.00%	02/15/06		2nd	$21,632,000	$832,000	$--

As of December 31, 2004:
Description of Loan	Interest Rate	Maturity Date	Extension Date	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency
A/D	10.00%	03/30/06		1st	$35,000,000	$4,083,000	$--
A/D	13.00%	04/22/05		1st	$20,000,000	$1,236,000	$--
A/D	12.00%	09/01/05		1st	$4,431,000	$1,000,000	$--
Commercial	10.00%	04/30/06		1st	$15,000,000	$1,500,000	$--
Commercial	11.00%	07/14/05		1st	$12,500,000	$1,448,000	$--
Commercial	15.00%	10/28/06		2nd	$3,564,000	$1,900,000	$--
Land	14.00%	09/28/05		2nd	$700,000	$678,000	$--
Land	12.00%	06/30/05		1st	$12,063,000	$1,282,000	$--