Form 10-Q
period 2006-03-31
VESTIN FUND III LLC
filed 2006-05-11
CIK 1230634

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Transition Period From ______________ To ______________

COMMISSION FILE NUMBER 333-105017

VESTIN FUND III, LLC

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	87-0693972
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8379 WEST SUNSET ROAD
LAS VEGAS, NEVADA  89113

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

Yes [   ] No [ X]

As of May 10, 2006, 2,940,496 Units of interest in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VESTIN FUND III, LLC

CONSOLIDATED BALANCE SHEETS

ASSETS

	(UNAUDITED)
	MARCH 31, 2006	DECEMBER 31, 2005

Cash	$2,323,000	$1,167,000
Interest receivable	202,000	194,000
Investment in real estate loans, net of allowance for loan losses of $73,000 as of March 31, 2006 and December 31, 2005	21,307,000	22,964,000
Investment in real property, net of accumulated depreciation of $340,000 at March 31, 2006 and $287,000 as of December 31, 2005, respectively	9,538,000	9,591,000
Capitalized loan fees, net of amortization of $19,000 at March 31, 2006 and $16,000 as of December 31, 2005, respectively	96,000	99,000
Assets under secured borrowings	229,000	527,000
Deferred rent receivable - related party	202,000	168,000

Total assets	$33,897,000	$34,710,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable	$114,000	$156,000
Due to Manager	64,000	38,000
Secured borrowings	229,000	527,000
Note payable	4,805,000	4,830,000

Total liabilities	5,212,000	5,551,000

Members' equity - Authorized 10,000,000 units, 2,927,163 units issued and outstanding at March 31, 2006 and 2,974,419 units issued and outstanding at December 31, 2005	28,685,000	29,159,000
Total members' equity	28,685,000	29,159,000

Total liabilities and members' equity	$33,897,000	$34,710,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2006	2005

Revenues
Interest income from investments in real estate loans	$594,000	$636,000
Rental income - related parties	257,000	215,000
Other	18,000	10,000
Total revenues	869,000	861,000

Operating expenses
Management fees - related parties	12,000	16,000
Interest expense related to secured borrowings	12,000	63,000
Interest expense related to investment in real estate	68,000	69,000
Provision for loan losses	--	32,000
Depreciation and amortization	56,000	56,000
Professional fees	65,000	93,000
Professional fees - related parties	1,000	2,000
Other	5,000	7,000
Total operating expenses	219,000	338,000

NET INCOME	$650,000	$523,000

Net income allocated to members	$650,000	$523,000

Net income allocated to members per weighted average membership units	$0.22	$0.20

Weighted average membership units	2,986,887	2,665,400

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

(UNAUDITED)

	UNITS	AMOUNT
Members' equity at December 31, 2005	2,974,419	$29,159,000

Net income		650,000

Distributions		(645,000)

Reinvestments of distributions	21,466	226,000

Members' redemptions	(68,722)	(705,000)

Members' equity at March 31, 2006 (Unaudited)	2,927,163	$28,685,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	FOR THE THREE MONTHS ENDED MARCH 31,
	2006	2005

Cash flows from operating activities:
Net income	$650,000	$523,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,000	53,000
Amortization of capitalized loan fees	3,000	3,000
Provision for loan losses	--	32,000
Change in operating assets and liabilities:
Interest receivable	(8,000)	(76,000)
Deferred rent receivable - related party	(34,000)	--
Accounts payable	(42,000)	56,000
Due to Manager	26,000	96,000

Net cash provided by operating activities	648,000	687,000

Cash flows from investing activities:
Investments in real estate loans on real estate	(793,000)	(7,384,000)
Proceeds from loan payoff	2,450,000	112,000

Net cash provided (used) by investing activities	1,657,000	(7,272,000)

Cash flows from financing activities:
Proceeds from issuance of member units	--	2,212,000
Payments on notes payable	(25,000)	(23,000)
Members' redemptions	(705,000)	(35,000)
Distributions, net of reinvestments	(407,000)	(416,000)
Distributions to Related Party	(12,000)	--

Net cash provided (used) by financing activities	(1,149,000)	1,738,000

NET CHANGE IN CASH	1,156,000	(4,847,000)

Cash, beginning	1,167,000	6,286,000

Cash, ending	$2,323,000	$1,439,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	FOR THE THREE MONTHS ENDED MARCH 31,
	2006	2005

Supplemental disclosures of cash flows information:

Interest paid during the period	$80,000	$132,000

Non-cash financing activities:

Offering costs paid by Vestin Mortgage, Inc. recorded as deferred offering costs and due to manager on the accompanying balance sheet	$--	$11,000
Change in loans funded through secured borrowing	$298,000	$88,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

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

On November 7, 2003, our Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“Unit”). As of March 31, 2006, we had sold approximately 2,865,921 Units. Members may participate in our Distribution Reinvestment Plan whereby the members’ distributions may be used to purchase additional Units at the current value. As of March 31, 2006, approximately 165,379 Units had been purchased under this plan. On November 7, 2005, we discontinued the offering of our Units; however, members may continue to purchase additional Units through our Distribution Reinvestment Plan.

Our Manager is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation and licensed mortgage broker engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). Michael V. Shustek, the Chief Executive Officer (“CEO”) and Director of the Manager, is the sole stockholder of Vestin Group, Inc. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services.

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

Vestin Mortgage, Inc. is also the Manager of Vestin Realty Mortgage I, Inc., as the successor by merger to Vestin Fund I, LLC, (“Fund I”), Vestin Realty Mortgage II, Inc, as the successor by merger to Vestin Fund II, LLC, (“Fund II”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. These entities also invest in commercial real estate loans.

We invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience. As of March 31, 2006, our loans are in the following states; Arizona, California, Nevada, North Carolina, Oklahoma, Oregon, Texas, Washington and Wisconsin. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.

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

We recognize income from rent once all of the following criteria are met in accordance with the Statement of Financial Accounting Standards (FAS) 13 Accounting for Leases:

•	The agreement has been fully executed and delivered;

•	Services have been rendered;

•	The amount is fixed or determinable, and

•	The collectibility is reasonably assured.

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

Investments in real estate loans are secured by deeds of trust or mortgages (hereafter referred to as “deeds of trust”). Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

Currently, all of our loans provide for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. In addition, we also invest in real estate loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At March 31, 2006, we had $2.9 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $6.2 million, including participating lenders. These loans had interest reserves of approximately $1.6 million, of which our portion is $0.7 million. At December 31, 2005, we had $3.9 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $25.1 million, including participating lenders. These loans had interest reserves of approximately $2.4 million, of which our portion was $0.7 million.

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

Additional facts and circumstances are discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. Circumstances that may cause significant changes in our estimated allowance include:

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

•	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed property.

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the value of the property.

Investments in Real Property

Real property is stated at cost, less accumulated depreciation. Amounts capitalized as investments in real property consist of the cost of acquisition or construction and any tenant improvements or major improvements that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Upon acquisition, the purchase price of the property is allocated to land, building and improvements and other intangible assets and associated liabilities as required by FAS 141 Business Combinations. The allocation to land is based on an estimate of its fair value based on available information, including appraisals. The allocation to other intangible assets represents the value associated with the in-place leases, including leasing commission, legal and other related costs.

Real property is depreciated using the straight-line method over the useful lives of the assets by class generally as follows:

Land	Not Depreciated
Building	40 Years
Building Improvements	10-25 Years
Land Improvements	20-25 Years
Tenant Improvements	Lease Term
Intangible Lease Assets including capitalized loan fees	Lease Term

Our Manager continually monitors events and changes in circumstances that could indicate carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, our Manager assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and intangible assets to their fair value and recognize an impairment loss. Our Manager has determined there has been no impairment in the carrying value of real property held by us during the three months ended March 31, 2006.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain real estate loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS 140. We do not receive any revenues for entering into secured borrowing arrangements.

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

(b)
Investment in Real Estate Loans: The carrying value of these instruments, net of the allowance for loan losses, approximates the fair value due to their short-term maturities. Fair value for loans which are delinquent and/or in foreclosure are indeterminable at this time as no ready market exists for these loans, but fair value may be significantly below the current carrying value.

(c)
Assets under Secured Borrowing: The carrying amount of these instruments approximate fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

At March 31, 2006 and December 31, 2005, the estimated fair value of the real estate loans was approximately $21.3 million and $23.0 million, respectively. At March 31, 2006 and December 31, 2005, the estimated fair values of assets under secured borrowings were approximately $0.2 million and $0.5 million, respectively. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; are based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. As of March 31, 2006 and December 31, 2005, we had approximately $2.9 million and $1.2 million, respectively, in excess of the federally insured limits.

As of March 31, 2006, the majority of our loans were concentrated in the following states; Arizona, California and Nevada. As of March 31, 2006, 21% of our real estate loans were in Nevada compared to 18% at December 31, 2005. Additionally, as of March 31, 2006, 27% of our real estate loans were in Arizona compared to 25% at December 31, 2005 and 21% of our real estate loans were in California compared to 24% at December 31, 2005. As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in Nevada, Arizona, and California could have a material adverse effect on us.

At March 31, 2006, the aggregate amount of loans to our three largest borrowers represented 43% of our total investment in real estate loans. These real estate loans consisted of commercial, land and acquisition and development, located in Arizona, Nevada and California with a first lien position, earning between 10% and 12%, and outstanding balances of approximately $9.2 million. At December 31, 2005, the aggregate amount of loans to our three largest borrowers represented 41% of our total investment in real estate loans. These real estate loans consisted of commercial and land loans, located in Arizona and Nevada, with a first lien position, earning between 10% and 12%, and outstanding balances of approximately $9.2 million. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

At March 31, 2006 and December 31, 2005, there was one loan with a balance of approximately $4.3 million, representing 20% and 19%, respectively, of our total investment in real estate loans. This land loan is located in Arizona, with a first lien position, earning 10% interest.

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

Investments in real estate loans as of March 31, 2006 were as follows:

Loan Type	Number Of Loans	Fund Balance	Weighted Average Interest Rate	Portfolio Percentage	Loan To Value (2)

Acquisition and development	3	$3,806,000	11.30%	17.80%	47.74%
Commercial (1)	10	9,794,000	9.06%	45.81%	66.05%
Construction	3	1,731,000	12.00%	8.10%	63.20%
Land	4	6,049,000	11.06%	28.29%	56.98%
	20	$21,380,000	10.26%	100.00%	59.99%

Investments in real estate loans as of December 31, 2005 were as follows:

Loan Type	Number Of Loans	Fund Balance	Weighted Average Interest Rate	Portfolio Percentage	Loan To Value (2)

Acquisition and development	3	$3,806,000	11.30%	16.52%	47.74%
Commercial (1)	12	12,244,000	9.63%	53.15%	65.33%
Construction	2	1,231,000	12.00%	5.34%	64.50%
Land	3	5,756,000	11.01%	24.99%	56.44%
	20	$23,037,000	10.38%	100.00%	60.16%

(1)	Bridge loans are a subcategory of commercial loans in which we provide interim financing for borrowers seeking long-term, permanent financing.

(2)
Loan to value ratios are based on the most recent appraisals and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet:

	March 31, 2006 Balance	December 31, 2005 Balance
Balance Per Loan Portfolio	$21,380,000	$23,037,000
Less:
Allowance for Loan Losses	(73,000)	(73,000)
Balance per Balance Sheet	$21,307,000	$22,964,000

The following is a schedule of investments in real estate loans by lien position.

Loan Type	Number of Loans	March 31, 2006 Balance	Portfolio Percentage	Number of Loans	December 31, 2005 Balance	Portfolio Percentage

First Deeds of Trust	18	$19,870,000	92.94%	18	$21,527,000	93.45%
Second Deeds of Trust**	2	1,510,000	7.06%	2	1,510,000	6.55%
	20	$21,380,000	100.00%	20	$23,037,000	100.00%

**Generally, our second deeds of trust are junior to first deeds of trust position held by either us or our Manager.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2006:

April - December 2006	$20,587,000
January - December 2007	793,000
$21,380,000

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2006 and December 31, 2005:

	March 31, 2006 Balance	Portfolio Percentage	December 31, 2005 Balance	Portfolio Percentage

Arizona	$5,807,000	27.16%	$5,807,000	25.21%
California	4,540,000	21.23%	5,490,000	23.83%
Nevada	4,487,000	20.98%	4,194,000	18.21%
North Carolina	102,000	0.48%	102,000	0.44%
Oklahoma	1,000,000	4.68%	1,000,000	4.34%
Oregon	1,356,000	6.34%	1,356,000	5.89%
Texas	1,025,000	4.80%	2,525,000	10.96%
Washington	1,860,000	8.70%	1,360,000	5.90%
Wisconsin	1,203,000	5.63%	1,203,000	5.22%
Total	$21,380,000	100.00%	$23,037,000	100.00%

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of March 31, 2006, we have provided a general allowance for loan losses of $73,000. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded. As of March 31, 2006, all of our loans were performing.

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

The following is a roll-forward of the allowance for loan losses for the three months ended March 31, 2006:

Description	Balance at December 31, 2005	Provisions	Deductions	Balance at March 31, 2006
General Valuation Allowance	$73,000	--	--	$73,000

In addition, our Manager had granted extensions on nine loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of March 31, 2006 was approximately $14.2 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of that date.

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

Based upon this evaluation, a determination was made as to whether the allowance for loan losses was adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income. As of March 31, 2006, our Manager had provided for $73,000 as a general allowance for loan losses.

NOTE E — INVESTMENT IN REAL PROPERTY

Investment in real property consists of an approximately 42,000 square foot office building located at 8379 West Sunset Road in Las Vegas, Nevada. The purchase price and related closing costs was approximately $9,800,000. As of March 31, 2006, the building was fully leased by Vestin Group, earning us monthly rent revenue of approximately $87,000. Vestin Group has sub-leased office space in the building as permitted by the lease agreement at rates equal to or less than rates we receive. We provided $4,850,000 of the purchase price from our capital and borrowed $4,950,000 for the remainder of the purchase price. We subsequently conveyed the real property to our wholly-owned subsidiary, VF III HQ, LLC.

Subsequent to the purchase of this property we invested an additional $90,000 in tenant improvements. As of March 31, 2006, the carrying value of this property was $9,538,000, net of accumulated depreciation of $340,000.

On April 10, 2006, the property was listed for sale.

NOTE F — LEASING ACTIVITY

The Company leases a facility to Vestin Group under a 10 year non-cancelable lease agreement, expiring March 2014, with two, five-year optional extensions. The agreement calls for an annual base rent of approximately $894,000, plus a 4% annual increase. Rental income recognized for the leased facility is recognized on a straight line basis over the term of the lease. For three months ended March 31, 2006 and 2005, rental income totaled $257,000 and $215,000, respectively. Deferred rent receivable as of March 31, 2006 was $202,000.

Future minimum base rent to be received, due under non-cancelable leases with Vestin Group in effect as of March 31, 2006 are as follows:

April 1, 2006 Through March 31, 2007	$915,000
April 1, 2006 Through March 31, 2008	952,000
April 1, 2006 Through March 31, 2009	990,000
April 1, 2006 Through March 31, 2010	1,029,000
April 1, 2006 Through March 31, 2011	1,070,000
Thereafter:	3,934,000

Total:	$8,890,000

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

Transactions with the Manager

Our Manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income. For the three months ended March 31, 2006 and 2005, we recorded fees to our Manager of approximately $12,000 and $16,000 respectively.

As of March 31, 2006 and December 31, 2005, we owed our Manager and Vestin Group approximately $64,000 and $38,000, respectively, primarily related to unpaid management fees.

Our Manager was reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering of our units. As of December 31, 2005, offering costs of $565,000 were incurred by us and paid by our Manager on our behalf. These deferred offerings costs, which are primarily legal, accounting and registration fees, were converted to 54,862 membership units at a price equal to the then effective unit value. The additional costs above the 2% of the gross proceeds of the offering were absorbed by our Manager. Additionally, for the three months ended, March 31, 2006, we paid pro rata distributions owed to our manager of approximately $12,000 based upon the total 54,862 units owned by our manager.

We lease an office building, located in Las Vegas, NV, to Vestin Group, earning us monthly rent revenue of approximately  $87,000. During the three months ended March 31, 2006 and 2005 we earned rental income of $257,000 and $215,000, respectively.

Transactions with the Funds

During the three months ended March 31, 2006 and 2005, we had no transactions with Fund I or Fund II.

Transactions with Other Related Parties

During the three months ended March 31, 2006 and 2005, we incurred expenses of $1,000 and $2,000 respectively, for legal fees to the law firm of Levine, Garfinkel, and Katz in which the Secretary of Vestin Group has an equity ownership interest.

NOTE H — SECURED BORROWINGS

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain real estate loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through participation agreements (“Participation Agreements”). In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS 140.

As of March 31, 2006, and December 31, 2005, funds being used under Inter-creditor and Participation Agreements where we have potential obligations as defined above totaled $229,000 and $527,000, respectively.

NOTE I — NOTE PAYABLE

Note payable consists of the following:

Balance at March 31, 2006
10- year note payable secured by real property, bearing interest at 5.6% per annum, payable in monthly principal and interest installments of $31,000	$4,805,000

As of March 31, 2006, the scheduled principal reduction of the note payable was as follows:

April 1, 2006 Through March 31, 2007	$102,000
April 1, 2006 Through March 31, 2008	108,000
April 1, 2006 Through March 31, 2009	114,000
April 1, 2006 Through March 31, 2010	120,000
April 1, 2006 Through March 31, 2011	127,000
Thereafter:	4,234,000

Total	$4,805,000

NOTE J — MEMBERS’ EQUITY

Membership Units

During the three months ended March 31, 2006, members received 21,466 units as a result of reinvestments of distributions for the three months ended March 31, 2006.

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

Distributions are paid monthly to members. Members may elect to reinvest their distributions. For the three months ended March 31, 2006, distributions to members were approximately $645,000.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our Manager reviewed the value of our assets during the last quarter of fiscal year 2005. Based on this review, as a result of an increase in the value of our assets, the value of members’ capital accounts was adjusted from $10.30 per unit to $10.50 per unit. As a result, new units sold through our distribution Reinvestment Plan and units redeemed on or after December 15, 2005 have been sold or redeemed at $10.50 per unit. The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP. Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

FASB Staff Position (FSP) FAS 115-1/124-1, replacing Emerging Issues Task Force (EITF) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments - On November 3, 2005, the FASB released FSP FAS 115-1 and FAS 124-1 replacing EITF 03-1. The final language on FSP FAS 115-1 / FAS 124-1 requires investors to recognize an impairment loss when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP applies to reporting periods beginning after December 15, 2005. We do not expect the adoption of Staff Position (FSP) FAS 115-1/124-1 to have a material impact on our financial position or results of operations.

On February 16, 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments (FAS 155), an amendment of FAS 140 and FAS 133. FAS 155 permits the Company to elect to measure any hybrid financial instrument at fair value (with changes in fair value recognized in earnings) if the hybrid instrument contains an embedded derivative that would otherwise be required to be bifurcated and accounted for separately under FAS 133. The election to measure the hybrid instrument at fair value is made on an instrument-by-instrument basis and is irreversible. The Statement will be effective for all instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of the Company's fiscal year that begins after September 15, 2006, with earlier adoption permitted as of the beginning of the Company's 2006 fiscal year, provided that financial statements for any interim period of that fiscal year have not yet been issued. We do not expect the adoption of FAS 155 to have a material impact on our financial position or results of operations.

On March 17, 2006, the FASB issued FAS 156 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 156), an amendment to portions of FAS 133, FAS 140 and FTB 87-3. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Derivative instruments used to mitigate the risks inherent in servicing assets and servicing liabilities must be accounted for at fair value. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 156 to have a material impact on our financial position or results of operations.

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

On November 21, 2005, Desert Land filed a complaint in the state courts of Nevada, which complaint is substantially similar to the original complaint previously filed by Desert Land in the United States District Court, with the exception of claiming Nevada State Law violations and seeking Nevada State Law remedies rather than claiming Federal Law violations and seeking Federal Law remedies. On March 6, 2006, Desert Land amended the state court complaint to name Vestin Fund I, LLC as a defendant. Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to Vestin Fund I, LLC for that very purpose. The state court complaint further alleges that Desert Land is entitled to avoid such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets.

Most recently, on or about April 6, 2006, Desert Land filed a Writ of Certiorari seeking review of the 9th Circuit’s decision by the United States Supreme Court. Vestin continues to believe that Desert Land’s claims are without merit and will vigorously oppose the Writ of Certiorari and defend against the state court complaint. We were not a party to the action.

On April 21, 2006, our Manager, Vestin Mortgage Inc., filed a complaint in the Circuit Court of the First Circuit in Hawaii to expedite Fund I and Fund II’s efforts to foreclose upon first trust deeds secured by the assets of Rightstar International, Inc. (the “Rightstar Trust Deeds”). In the filing, Vestin Mortgage Inc. alleges that the State of Hawaii has unreasonably blocked the foreclosure without any legal basis for doing so. On April 24, 2006, the State of Hawaii responded by filing allegations against Vestin Mortgage, Inc., and Vestin Fund II, LLC alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to Vestin. Our Manager believes these claims to be without merit and intend to vigorously defend those allegations. The outcome of this litigation is unforeseeable at this time.

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

Our two reportable segments are investments in real estate loans and investments in real estate.

Financial information concerning our reportable segments is presented as follows for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31, 2006	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$594,000	$594,000	$--
Rental income-related party	257,000	--	257,000
Other	18,000	18,000	--
Total revenues	869,000	612,000	257,000

Operating expenses
Management fees - related party	12,000	5,000	7,000
Provision for loan losses	--	--	--
Professional fees	53,000	38,000	15,000
Professional fees-related party	13,000	9,000	4,000
Other	5,000	4,000	1,000
Total operating expenses	83,000	56,000	27,000

EBITDA*	786,000	556,000	230,000

Less:
Depreciation and Amortization	56,000	--	56,000
Interest expense related to secured borrowings	12,000	12,000	--
Interest expense related to investment in real estate	68,000	--	68,000

NET INCOME	$650,000	$544,000	$106,000

	For the Three Months Ended March 31, 2005	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$636,000	$636,000	$--
Rental income-related party	215,000	--	215,000
Other	10,000	10,000	--
Total revenues	861,000	646,000	215,000

Operating expenses
Management fees-related party	16,000	11,000	5,000
Provision for loan losses	32,000	32,000	--
Professional fees	93,000	64,000	29,000
Professional fees-related party	2,000	1,000	1,000
Other	7,000	7,000	--
Total operating expenses	150,000	115,000	35,000

EBITDA*	711,000	531,000	180,000

Less:
Depreciation and Amortization	56,000	--	56,000
Interest expense related to secured borrowings	63,000	63,000	--
Interest expense related to investment in real estate	69,000	--	69,000

NET INCOME	$523,000	$468,000	$55,000

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

BACKGROUND

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

On November 7, 2003, our Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“Unit”). As of March 31, 2006, we had sold approximately 2,865,921 Units. Members may participate in our Distribution Reinvestment Plan whereby the members’ distributions may be used to purchase additional Units at the current value. As of March 31, 2006, approximately 165,379 Units had been purchased under this plan. On November 7, 2005, we discontinued the offering of our Units; however, members may continue to purchase additional Units through our Distribution Reinvestment Plan.

Our Manager is Vestin Mortgage, Inc. (the “Manager”), a Nevada corporation and licensed mortgage broker engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. Our Manager is a wholly owned subsidiary of Vestin Group, Inc., a Delaware corporation (“Vestin Group”). Michael V. Shustek, the Chief Executive Officer (“CEO”) and Director of the Manager, is the sole stockholder of Vestin Group, Inc. Through its subsidiaries, Vestin Group is engaged in asset management, real estate lending and other financial services.

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

Vestin Mortgage, Inc. is also the Manager of Vestin Realty Mortgage I, Inc., as the successor by merger to Vestin Fund I, LLC, (“Fund I”), Vestin Realty Mortgage II, Inc, as the successor by merger to Vestin Fund II, LLC, (“Fund II”) and inVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. These entities also invest in commercial real estate loans.

We invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience. As of March 31, 2006, our loans are in the following states; Arizona, California, Nevada, North Carolina, Oklahoma, Oregon, Texas, Washington and Wisconsin. The loans we invest in are selected for us by Vestin Mortgage from among loans originated by Vestin Mortgage or non-affiliated mortgage brokers. When Vestin Mortgage or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan, and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of Vestin Mortgage’s loan approval process, which takes about ten to twenty days.

Our principal investment objectives are to:

•	Produce revenues from the interest income on our real estate loans;

•	Provide cash distributions to investors from the net income earned on our real estate loans and from lease income earned on our properties;

•	Realize growth in the value of our properties upon our ultimate sale of investment in real estate properties;

•	Preserve capital contributions; and

•	Reinvest, to the extent permissible, payments of principal and proceeds of prepayments, sales and insurance proceeds, net of expenses.

OVERVIEW

Our real estate loan program objective is to generate current income by investing in real estate loans and income producing real property. We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by traditional real estate lenders. The loan underwriting standards our Manager utilizes are less strict than traditional real estate lenders. In addition, we believe one of our competitive advantages is our ability to approve loan applications more quickly than traditional lenders. As a result, in certain cases, we may make real estate loans, which are riskier than real estate loans made by commercial banks. However, in return we seek a higher interest rate and our Manager takes steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than traditional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

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

Adverse economic conditions during the next year could have a material impact on the collectibility of our loans. Recognizing the risk, we seek to maintain an adequate loan-to-value ratio, which, as of March 31, 2006, was 60% on a weighted average basis, generally using appraisals prepared on an as-if developed basis in connection with the loan origination. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, a marked increase in loan defaults accompanied by a rapid decline in real estate values could result in losses on defaulted loans that would have a material adverse effect upon our financial condition and operating results.

We invest in loans throughout the areas in which Vestin Mortgage and its correspondents have experience. As of March 31, 2006, 21% of the principal amount of our loans was secured by real estate in Nevada, while 27% and 21% were secured by real estate in Arizona, and California, respectively. Such geographical concentration creates greater risk that any downturn in such local real estate markets could have a significant adverse effect upon our results of operations. If we enter into another recession, particularly in any of the identified states, our operating results could be adversely affected.

SUMMARY OF FINANCIAL RESULTS

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2006	MARCH 31, 2005
Total Revenues	$869,000	$861,000
Total Operating Expenses	$219,000	$338,000

NET INCOME	$650,000	$523,000

Net Income Allocated to Members	$650,000	$523,000

Net Income Allocated to Members Per Weighted Average Membership Units	$0.22	$0.20

Weighted Average Membership Units	2,986,887	2,665,400

Annualized Rate of Return to Members	8.41%	7.73%

Cash Distributions	$645,000	$649,000

Cash Distributions Per Weighted Average Membership Units	$0.22	$0.24

Weighted Average Term of Outstanding Loans	16 months	17 months

(a)
The annualized rate of return to members is calculated based upon the GAAP net income allocated to members per weighted average units as of March 31, divided by the number of days during the period (90 days for the three months ended March 31, 2006 and 2005) and multiplied by three hundred and sixty five (365) days, then divided by the cost per unit ($10.50 and $10.30 for 2006 and 2005, respectively).

RESULTS OF OPERATIONS

Total Revenues: Revenues for the three months ended March 31, 2006 remained comparable to the three months ended March 31, 2005, $869,000 and $861,000, respectively. Interest income from investment in real estate loans decreased approximately $42,000, primarily due to the decrease in the weighted average interest rate from 11.54% as of March 31, 2005 to 10.26%. While there has been a general increase in interest rates in the U.S., such increases have not yet affected our operating results and it is not clear when, if ever, higher interest rates might impact our revenues.

Total Expenses: For the three months ended March 31, 2006, total expenses were approximately $219,000 compared to $338,000 for the same period in 2005, a decrease of $119,000 or 35%. Expenses were primarily affected by the following factors:

•
Expenses related to professional fees decreased by approximately $29,000 due to additional accounting expenses related to the preparation of our annual public filings recorded during the three months ended March 31, 2005.

•
Our interest expenses related to secured borrowings decreased approximately $51,000 due to the decrease in the amount of loans financed under secured borrowings throughout the year, from $2.5 million at March 31, 2005 to $0.2 million at March 31, 2006.

•
There was no additional provision for loan losses for the three months ended March 31, 2006. During the three months ended March 31, 2005, we recorded a general allowance of $32,000. Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded. As of March 31, 2006, all of our loans were performing.

Net Income: Overall net income for the three months ended March 31, 2006 totaled approximately $650,000 compared to $523,000 for the same period in 2005.

Annualized Rate of Return to Members: For the three months ended March 31, 2006 and 2005, annualized rate of return to members as calculated based on GAAP net income was 8.41% and 7.73%, respectively.

Distributions to Members: The following is a schedule of distributions made to members for the year ended March 31, 2006 and 2005.

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

Distributions of Net Income Available for Distribution	$645,000	$611,000
Distributions in Excess of Net Income Available for Distribution Generated During the Period	--	38,000
Total Distributions	$645,000	$649,000

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

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities. The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005

Distribution of Net Income Available for Distribution	$645,000	$611,000
Addition to working capital reserves (Amount not distributed)	61,000	--
Change in Operating Assets and Liabilities:
Deferred rent receivable	(34,000)	--
Interest receivable	(8,000)	(76,000)
Accounts payable	(42,000)	56,000
Due to Manager	26,000	96,000
Net Cash Provided by Operating Activities	$648,000	$687,000
Net Cash Provided (Used) by Investing Activities	$1,657,000	(7,272,000)
Net Cash Provided (Used) in Financing Activities	$(1,149,000)	$1,738,000

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

Redemptions: In accordance with the terms of our Operating Agreement and the Internal Revenue Code, our redemptions are limited to no more than 10% of the aggregate members’ capital in any calendar year. As of March 31, 2006, the total of redemptions made from inception was approximately $1,046,000. Balances in members’ capital accounts as of January 1, 2006 were $29.2 million, which limited redemptions to $2.9 million for calendar 2006. Total redemptions during the three months ended March 31, 2006 were $705,000.

Investment in Real Estate Loans Secured by Real Estate

As of March 31, 2006, we had investments in real estate loans secured by real estate totaling $21,380,000 including 18 loans with an aggregate principal value of approximately $19,870,000 secured by first deeds of trust and two loans secured by second deeds of trust totaling approximately $1,510,000.

The weighted average contractual term of outstanding loans at March 31, 2006 was 16 months. As of March 31, 2006, our real estate loans mature during the next 14 months. All of the outstanding real estate loans at March 31, 2006 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties.

Investment in Real Property

Investment in real property consists of an approximately 42,000 square foot office building located at 8379 West Sunset Road in Las Vegas, Nevada. The purchase price and related closing costs was approximately $9,800,000. As of March 31, 2006, the building was fully leased by Vestin Group, earning us monthly rent revenue of approximately of $87,000. Vestin Group has sub-leased office space in the building as permitted by the lease agreement at rates equal to or less than rates we receive.

As further discussed in “Segment Information” below, net income on this segment of our business was approximately $106,000, which represents three months of operating activity. The following represents our estimated yield on this investment from a cash flow perspective.

	March 31, 2006	March 31, 2005
Net Income From Real Estate Segment	$106,000	$55,000
Less Principal Payments	(25,000)	(23,000)
Less Deferred Rent Receivable - Related Party	(34,000)	--
Add Back Depreciation and Amortization	56,000	56,000
Yield	$103,000	$88,000
Investment Provided from Capital	$4,850,000	$4,850,000
Months of Operation	3	3
Annualized Yield on Real Estate Segment	8.49%	7.26%

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts would be credited to the provision for loan losses or included in income. At March 31, 2006, all of our loans were performing. Our Manager had determined the general allowance for loan losses of $73,000 is sufficient to cover any inherent losses in our loan portfolio.

The following is a roll-forward of the general allowance for loan losses for the three months ended March 31, 2006:

Description	Balance at December 31, 2005	Provisions	Deductions	Balance at March 31, 2006
General Valuation Allowance	$73,000	$--	$--	$73,000

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

Our two reportable segments are investments in real estate loans and investments in real estate.

Financial information concerning our reportable segments is presented as follows for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31, 2006	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$594,000	$594,000	$--
Rental income-related party	257,000	--	257,000
Other	18,000	18,000	--
Total revenues	869,000	612,000	257,000

Operating expenses
Management fees - related party	12,000	5,000	7,000
Provision for loan losses	--	--	--
Professional fees	53,000	38,000	15,000
Professional fees-related party	13,000	9,000	4,000
Other	5,000	4,000	1,000
Total operating expenses	83,000	56,000	27,000

EBITDA*	786,000	556,000	230,000

Less:
Depreciation and Amortization	56,000	--	56,000
Interest expense related to secured borrowings	12,000	12,000	--
Interest expense related to investment in real estate	68,000	--	68,000

NET INCOME	$650,000	$544,000	$106,000

	For the Three Months Ended March 31, 2005	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$636,000	$636,000	$--
Rental income-related party	215,000	--	215,000
Other	10,000	10,000	--
Total revenues	861,000	646,000	215,000

Operating expenses
Management fees-related party	16,000	11,000	5,000
Provision for loan losses	32,000	32,000	--
Professional fees	93,000	64,000	29,000
Professional fees-related party	2,000	1,000	1,000
Other	7,000	7,000	--
Total operating expenses	150,000	115,000	35,000

EBITDA*	711,000	531,000	180,000

Less:
Depreciation and Amortization	56,000	--	56,000
Interest expense related to secured borrowings	63,000	63,000	--
Interest expense related to investment in real estate	69,000	--	69,000

NET INCOME	$523,000	$468,000	$55,000

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2006 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1% or 100 basis points	$191,000
Weighted average interest rate assumption increased by 5% or 500 basis points	$953,000
Weighted average interest rate assumption decreased by 1% or 100 basis points	$(191,000)
Weighted average interest rate assumption decreased by 5% or 500 basis points	$(953,000)

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

We recognize income from rent once all of the following criteria are met in accordance with the Statement of Financial Accounting Standards (FAS) 13 Accounting for Leases:

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2006 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$214,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$1,069,000
Allowance for loan losses assumption decreased by 0.3% of loan portfolio	$(73,000)

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

(d)	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed upon property.

(e)	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the value of the property.

Investments in Real Property

Real property is stated at cost, less accumulated depreciation. Amounts capitalized as investments in real property consist of the cost of acquisition or construction and any tenant improvements or major improvements that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Upon acquisition, the purchase price of the property is allocated to land, building and improvements and other intangible assets and associated liabilities as required by FAS 141 Business Combinations. The allocation to land is based on an estimate of its fair value based on all available information including appraisals. The allocation to other intangible assets represents the value associated with the in-place leases, including leasing commission, legal and other related costs.

Real property is depreciated using the straight-line method over the useful lives of the assets by class generally as follows:

Land	Not Depreciated
Building	40 Years
Building Improvements	10-25 Years
Land Improvements	20-25 Years
Tenant Improvements	Lease Term
Intangible Lease Assets including capitalized loan fees	Lease Term

Our Manager continually monitors events and changes in circumstances that could indicate carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, our Manager assess the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and intangible assets to their fair value and recognize an impairment loss. Our Manager has determined there has been no impairment in the carrying value of real property held by us during the three months ended March 31, 2006.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain real estate loans with us and/or Fund I and/or Fund II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS 140. The Company does not receive any revenues for entering into secured borrowings arrangements.

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

Transactions with the Manager

Our Manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income. For the three months ended March 31, 2006 and 2005, we recorded fees to our Manager of approximately $12,000 and $16,000 respectively.

As of March 31, 2006 and December 31, 2005, we owed our Manager and Vestin Group approximately $64,000 and $38,000, respectively, primarily related to unpaid management fees.

Our Manager was reimbursed for out of pocket offering expenses in an amount not to exceed 2% of the gross proceeds of the offering of our units. As of December 31, 2005, offering costs of $565,000 were incurred by us and paid by our Manager on our behalf. These deferred offerings costs, which are primarily legal, accounting and registration fees, were converted to 54,862 membership units at a price equal to the then effective unit value. The additional costs above the 2% of the gross proceeds of the offering were absorbed by our Manager. Additionally, for the three months ended, March 31, 2006, we paid pro rata distributions owed to our manager of approximately $12,000 based upon the total 54,862 units owned by our manager.

We lease an office building, located in Las Vegas, NV, to Vestin Group, earning us monthly rent revenue of approximately  $87,000. During the three months ended March 31, 2006 and 2005 we earned rental income of $257,000 and $215,000, respectively.

Transactions with the Funds

During the three months ended March 31, 2006 and 2005, we had no transactions with Fund I or Fund II.

Transactions with Other Related Parties

During the three months ended March 31, 2006 and 2005, we incurred expenses of $1,000 and $2,000 respectively, for legal fees to the law firm of Levine, Garfinkel, and Katz in which the Secretary of Vestin Group has an equity ownership interest.

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

During the three months ended March 31, 2006, cash flows provided by our operating activities approximated $648,000. Our investing activities for the year ended March 31, 2006 consisted of cash used from the purchase of new investments in loans secured by real estate in the amount of $793,000 and cash proceeds from loan payoffs of investment in real estate loans of approximately $2,450,000. Our financing activities primarily consisted of cash used for members’ distributions, net of reinvestments, of $419,000, members’ redemptions of $705,000 and payments from a note payable of approximately $25,000.

Since we distribute most or all of our operating income, our sources of liquidity include: repayments of outstanding loans, distribution reinvestments by our members and arrangements with third parties to participate in our loans. Effective November 7, 2005, we discontinued the offering of our Units, except for Units sold throught our Distribution Reinvestment Plan. In the future, we may also generate liquidity through the sale of our real property investments. However, under our Operating Agreement, the proceeds from any sale of real property occurring after November 2010 must be distributed to members and will not be available for reinvestment.

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

Contractual Obligations

The following summarizes our contractual obligations at March 31, 2006.

	Note Payable	Secured Borrowings	Total Contractual Obligations
April 1, 2006 Through March 31, 2007	$102,000	$229,000	$331,000
April 1, 2006 Through March 31, 2008	108,000	--	108,000
April 1, 2006 Through March 31, 2009	114,000	--	114,000
April 1, 2006 Through March 31, 2010	120,000	--	120,000
April 1, 2006 Through March 31, 2011	127,000	--	127,000
Thereafter:	4,234,000	--	4,234,000

Total:	$4,805,000	$229,000	$5,034,000

Cash provided by the operating activities of our investments in real estate segment is primarily dependent on the occupancy level of our properties, the rental rates on our leases, the collectibility of rents from our tenants, and the level of operating and other expenses. Since we intend on leveraging our capital for property acquisitions, we will depend on cash provided by operating activities to service such debt. The following table summarizes future minimum base rent to be received from our Manager under a non-cancelable lease on our sole real estate property at March 31, 2006:

April 1, 2006 Through March 31, 2007	$915,000
April 1, 2006 Through March 31, 2008	952,000
April 1, 2006 Through March 31, 2009	990,000
April 1, 2006 Through March 31, 2010	1,029,000
April 1, 2006 Through March 31, 2011	1,070,000
Thereafter:	3,934,000

Total:	$8,890,000

Any significant level of redemptions by our members would reduce the amount of capital available for investment. In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. Our Operating Agreement also provides other conditions limiting redemptions.

Approximately 49% of our members currently reinvest their distributions. The level of reinvested distributions is likely to be affected by our operating performance. If our performance does not meet the expectations of our members, the level of reinvestment may decline.

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

As of March 31, 2006, funds being used under inter-creditor and participation agreements where we have potential obligations as defined above totaled $229,000.

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

Off-Balance Sheet Arrangements

We do not currently have any interest in any special purpose entities, which are not reflected on our balance sheet nor do we have any commitments or obligations, which are not reflected on our balance sheet. We do not have any interest in derivative contracts.

We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying secured properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital. At March 31, 2006, we had $2.3 million in cash and $33.9 million in total assets.

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q the words or phrases “will likely result,” “are expected to,” “is anticipated,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to changes in interest rates, loan defaults and fluctuations in operating results. Such factors which are discussed in “Risk Factors” in Item 1A of Part II of this report, could affect our financial performance and could cause our actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. In particular, the Risk Factors under the headings “Risks Related to Investments in Real Estate”, “Risks of the Mortgage Lending Business” and “Management Risks” identify factors which might have a material affect upon our future operating results and financial condition. As a result, we wish to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have a significant amount of debt.

Most of our assets consist of investments in real estate loans, including those that are financed under Inter-creditor Agreements. At March 31, 2006, our aggregate investment in real estate loans was approximately $21.3 million with a weighted average effective interest rate of 10.26%. Loans financed under inter-creditor agreements totaled $229,000 as of March 31, 2006 and are classified as assets under secured borrowing. Such financing is at a weighted average interest rate of 11%. These assets under secured borrowings mature within the next 2 months.

The weighted average contractual term of outstanding loans at March 31, 2006 was 16 months. As of March 31, 2006, our real estate loans mature during the next 14 months. All of the outstanding real estate loans at March 31, 2006 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties.

As of March 31, 2006, approximately $9.5 million or 28.1% of our assets consist of investment in income producing real property. This property is located in Las Vegas, Nevada and is leased entirely by our Manager, earning us monthly rent revenue of approximately $87,000. Vestin Group has sub-leased office space in the building as permitted by the lease agreement at rates equal to or less than rates we receive. On April 10, 2006, the property was listed for sale.

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

The following table contains information about the investment in real estate loans held in our portfolio as of March 31, 2006. The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2006 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets approximate their fair value as of March 31, 2006.

Interest Earning Assets Aggregated by Maturity at March 31, 2006
Interest Earning Assets	2006	2007	2008	2009	Thereafter	Total

Investments In Real Estate Loans	$20,587,000	$793,000	$--	$--	$--	$21,380,000

Weighted Average Interest Rates	10.19%	12.00%	--%	--%	--%	10.26%

At March 31, 2006, we also had approximately $2.3 million invested in cash, cash equivalents, and certificates of deposit. Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Manager’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of March 31, 2006.

Our Manager’s Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of March 31, 2006 as discussed below.

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

As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s preliminary assessment concluded that we did not maintain effective internal control over financial reporting as of March 31, 2006. As a result of the assessment, we identified the following material weaknesses:

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

PART II - OTHER INFORMATION

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

On November 21, 2005, Desert Land filed a complaint in the state courts of Nevada, which complaint is substantially similar to the original complaint previously filed by Desert Land in the United States District Court, with the exception of claiming Nevada State Law violations and seeking Nevada State Law remedies rather than claiming Federal Law violations and seeking Federal Law remedies. On March 6, 2006, Desert Land amended the state court complaint to name Vestin Fund I, LLC as a defendant. Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to Vestin Fund I, LLC for that very purpose. The state court complaint further alleges that Desert Land is entitled to avoid such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets.

Most recently, on or about April 6, 2006, Desert Land filed a Writ of Certiorari seeking review of the 9th Circuit’s decision by the United States Supreme Court. Vestin continues to believe that Desert Land’s claims are without merit and will vigorously oppose the Writ of Certiorari and defend against the state court complaint. We were not a party to the action.

On April 21, 2006, our Manager, Vestin Mortgage Inc., filed a complaint in the Circuit Court of the First Circuit in Hawaii to expedite Fund I and Fund II’s efforts to foreclose upon first trust deeds secured by the assets of Rightstar International, Inc. (the “Rightstar Trust Deeds”). In the filing, Vestin Mortgage Inc. alleges that the State of Hawaii has unreasonably blocked the foreclosure without any legal basis for doing so. On April 24, 2006, the State of Hawaii responded by filing allegations against Vestin Mortgage, Inc., and Vestin Fund II, LLC alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to Vestin. Our Manager believes these claims to be without merit and intend to vigorously defend those allegations. The outcome of this litigation is unforeseeable at this time.

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

INVESTMENT RISKS

Limited operating history.

We commenced operations on February 12, 2004. Accordingly we have a limited operating history. As a result, members will not be able to rely upon our past performance to determine the likelihood of our achieving our investment objectives.

Units lack liquidity and marketability.

There is no public trading market for members units, and members cannot freely sell or transfer their units or use them as collateral for a loan. We currently do not intend to list the units on any national exchange or on Nasdaq. Our Operating Agreement restricts the transfer of units so that we may avoid being classified as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code. If we were classified as a publicly traded partnership taxable as a corporation, the taxable income derived from our operations would be subject to the double tax system applicable to corporations and shareholders for federal income tax purposes (i.e., the taxable income would be subject to tax at the entity level at regular corporate tax rates and members would be subject to tax at distribution or capital gain rates on our share of our taxable income to the extent we distribute). As a result of this entity level tax, cash available for distribution to unit holders would be significantly reduced which in turn would result in a significant reduction in the value of members units. In order to attempt to avoid these adverse income tax consequences, members may not sell or assign their units and they will not be entitled to have their units redeemed without the consent of Vestin Mortgage. Vestin Mortgage will withhold its consent to any sale, assignment or redemption of units to the extent necessary to prohibit transfers that could cause us to be classified as a publicly traded partnership. Further the resale of units may, be restricted by state securities laws. Consequently, members may not be able to obtain cash for their units in a timely manner and should anticipate holding the units for at least one year and possibly much longer.

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

As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s preliminary assessment concluded that we did not maintain effective internal control over financial reporting as of March 31, 2006. As a result of the assessment, we identified the following material weaknesses:

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

We may invest approximately 15%, and not more than, of our total real estate loan assets in loans to purchase or develop raw, unimproved land. Generally, we will determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. We intend to invest in loans with a face value of up to 60% of the as-if developed appraised value of the property and we will usually require that the borrower have invested in the property actual capital expenditures of at least 25% of the property’s value. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection of a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. These loans are riskier because the property is not capable of generating any income, as compared to a commercial property. The actual allocations may vary materially from the guidelines above depending on the amount available for investment in real estate loans. Currently, 28% of our loans are secured by unimproved land.

We may invest in acquisition and development loans which do not generate income.

We may invest about 10% to 25% of our total real estate loan assets in acquisition and development loans. These loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. Generally, we may invest in loans with a face value of up to 60% of the as-if developed appraised value of the property. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. Currently, 18% of our loans are acquisition and development loans.

We may invest in construction loans which do not generate income.

We may invest 10% to 70% of our total real estate loan assets in construction loans. These are loans generally made to real estate developers to fund the construction of one or more buildings on real property. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraised value of the property and proposed improvements, and will arrange loans for up to 75% of the as-if developed appraised value. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. These loans are riskier than loans secured by income producing properties because during construction the borrower does not receive income from the property to make payments on the loan. Currently, 8% of our loans are construction loans.

Our investments in commercial property loans may not yield the anticipated increase in value and income.

We expect to invest approximately 20% to 50% of our total real estate loan assets in commercial property loans. These loans provide funds to allow commercial borrowers to acquire income-producing property or to improve or renovate property to increase the value or net operating income of the property so that it may qualify for institutional refinancing. Bridge loans are a subcategory of commercial loans in which we provide interim financing to enable commercial borrowers to qualify for permanent refinancing. We will review the appraised value of the property and will invest in loans for up to 75% of such appraised value. To the extent such loans include renovations, appraisals may include as-if developed valuations with the limitations described above. These loans are riskier because there is no assurance that the commercial borrower will qualify for the refinancing or that the improvements will yield the anticipated increase in value and income. Currently, 46% of our loans are secured by commercial properties.

We may invest in residential loans.

We may invest approximately 5% of our total real estate loan assets in residential loans. Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower used one of the units on the property as such borrower’s principal residence. We will review the appraisal of the value of the property and will invest in loans for up to 75% of such appraised value. We do not currently have any residential loans.

Investments in second deeds of trust and wraparound loans are subject to the rights of the first deed of trust.

We may also invest up to 10% of our total real estate loan assets in deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans. In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust. In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest. We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive. Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans. Currently, 7% of our loans are secured by second deeds of trust.

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

Initially we intend to invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience, specifically Arizona, California, Hawaii, Nevada and Texas. However, we have also invested in real estate loans in North Carolina, Oklahoma, Oregon, Washington and Wisconsin. Depending on the market and on the Company’s performance, we plan to expand our investments throughout the United States. However, Vestin Mortgage has limited experience outside of the Southwest. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. Vestin Mortgage’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf. Accordingly, where Vestin Mortgage deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where Vestin Mortgage lacks experience for consultation prior to making investment decisions. Members will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our Manager.

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

MANAGEMENT RISKS

We must rely on Vestin Mortgage to manage our operations and select our loans and real property for investment. Our ability to achieve our investment objectives and to pay distributions depends upon Vestin Mortgage's performance (i) in obtaining, processing, making and brokering loans for us to invest in and determining the financing arrangements for borrowers and (ii) in the acquisition of our investments, the selection of tenants and the determination of any financing arrangements.

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

Vestin Mortgage is the manager of Fund I, Fund II and inVestin Nevada, Inc., funds with investment objectives similar to ours. Vestin Mortgage is also the manger Vestin Fund I has raised $100 million pursuant to a registration statement on Form S-11 initially filed with the Securities Exchange Commission on August 23, 2000. Vestin Fund II had raised approximately $475 million as of December 31, 2005 pursuant to a registration statement on Form S-11 initially filed with the Securities and Exchange Commission on December 31, 2000. inVestin Nevada is seeking to raise $100 million through the sale of subordinated notes to Nevada residents pursuant to a registration statement filed with the Securities Division of the Nevada Secretary of State and in reliance on exemption from registration requirements provided by Section 3(a)(11) of the Securities Act of 1933 and Rule 147 thereunder. As of March 31, 2006, inVestin Nevada had raised approximately $81 million. Vestin Mortgage and Mr. Shustek, who indirectly owns 100% of Vestin Mortgage, anticipate that they will also sponsor other real estate programs having investment objectives similar to ours. As a result, Vestin Mortgage may have conflicts of interest in allocating their time and resources between our business and those other activities. During times of intense activity in other programs and ventures, Vestin Mortgage and its key personnel, including Mr. Shustek, will likely devote less time and resources to our business than they ordinarily would. If Vestin Mortgage does not spend sufficient time managing our operations we may not meet our investment objectives.

Vestin Mortgage will face conflicts of interest relating to other investments in real estate loans.

We may invest in real estate loans when one or more other companies managed by Vestin Mortgage are also investing in real estate loans. There is a risk that Vestin Mortgage may select for us a real estate loan investment that provides lower returns than a real estate loan investment purchased by another Vestin Mortgage program or entity. Vestin Mortgage also serves as a manager for Fund I, Fund II and inVestin Nevada, Inc., funds which have similar investment objectives as ours. There are no restrictions or guidelines on how Vestin Mortgage will determine which loans are appropriate for us and which are appropriate for Vestin Fund I, Vestin II, inVestin Nevada or any another company which Vestin Mortgage manages.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Market Information

There is no established public trading market for the trading of Units.

Holders

As of March 31, 2006, 782 accounts held 2,927,163 Units of interest in the Company.

Distribution Policy

We generally distribute to Unit holders on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Our Operating Agreement also permits distributions of capital. We made distributions of approximately $645,000 (prior to reinvested distributions) during the three months ended March 31, 2006, all of which were paid from Net Income Available for Distribution. It is our intention to continue to distribute our Net Income Available for Distribution to our Unit holders.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased under the Plans or Programs
January 2006	--	--	None	None
February 2006	--	--	None	None
March 2006	68,722	$10.50	None	None

(1)
Pursuant to our Operating Agreement, members may request to have their units redeemed. However, in order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. Balances in Members’ capital accounts as of January 1, 2006 were approximately $29.2 million, which limited redemptions to approximately $2.9 million for calendar year 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1(1)	Articles of Organization
3.2(2)	Certificate of Amendment to Articles of Organization
3.3(3)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)
4(4)	Distribution Reinvestment Plan
10.7 (5)	Purchase and Sale Agreement, dated August 1, 2004, by and between Luke Properties, LLC and Vestin Fund III, LLC
10.8 (5)	Assignment and Assumption Agreement dated August 16, 2004 by and between Vestin Fund III, LLC and VF III HQ, LLC
10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Fund III, LLC
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of John Alderfer
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.
(2)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004, File No. 333-105017.
(3)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.
(4)	Incorporated herein by reference to Exhibit 4.4 of our Post-Effective Amendment No. 5 to Form S-11 Registration Statement filed on April 28, 2006, File No. 333-105017.
(5)	Incorporated herein by reference to our Form 10-Q filed on November 15, 2004, File No. 333-105017.
(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005, File No. 333-105017.

EXHIBIT INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Vestin Fund III, LLC
By:	Vestin Mortgage, Inc., its Sole Manager
By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Office and Director of the Manager
(Principal Executive Officer of the Manager)
By:	/s/ John Alderfer
John Alderfer
Chief Financial Officer of the Manager

Dated: May 11, 2006