Form 10-Q/A
period 2006-03-31
VESTIN FUND III LLC
filed 2006-05-12
CIK 1230634

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The Company is filing this Amendment No. 1 on Form 10-Q/ A to amend its Form 10-Q for the three months ended March 31, 2006 as filed with the Securities and Exchange Commission on May 11, 2006 (the “Original Filing”) to amend the cover page.

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