Form 10-Q
period 2006-06-30
VESTIN FUND III LLC
filed 2006-08-09
CIK 1230634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

Yes [   ] No [ X]

As of August 7, 2006, 2,882,125 Units of interest in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VESTIN FUND III, LLC

CONSOLIDATED BALANCE SHEETS

ASSETS

	(UNAUDITED)
	JUNE 30, 2006	DECEMBER 31, 2005

Cash	$3,661,000	$1,167,000
Interest receivable	147,000	194,000
Investment in real estate loans, net of allowance for loan loss of $73,000 as of June 30, 2006 and December 31, 2005	19,394,000	22,964,000
Investment in real property, net of accumulated depreciation of $393,000 at June 30, 2006 and $287,000 as of December 31, 2005, respectively	9,485,000	9,591,000
Capitalized loan fees, net of amortization of $21,000 at June 30, 2006 and $16,000 as of December 31, 2005, respectively	94,000	99,000
Assets under secured borrowings	--	527,000
Deferred rent receivable - related party	235,000	168,000

Total assets	$33,016,000	$34,710,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable	$55,000	$156,000
Due to Manager	12,000	38,000
Secured borrowings	--	527,000
Note payable	4,781,000	4,830,000

Total liabilities	4,848,000	5,551,000

Commitments and Contingencies

Members' Equity - Authorized 10,000,000 units, 2,869,274 units issued and outstanding at June 30, 2006 and 2,974,419 units issued and outstanding at December 31, 2005	28,168,000	29,159,000
Total members' equity	28,168,000	29,159,000

Total liabilities and members' equity	$33,016,000	$34,710,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005

Revenues
Interest income from investments in real estate loans	$542,000	$674,000	$1,136,000	$1,310,000
Rental income - related party	257,000	215,000	514,000	430,000
Other	44,000	9,000	62,000	18,000
Total revenues	843,000	898,000	1,712,000	1,758,000

Operating expenses
Management fees - related party	12,000	18,000	24,000	34,000
Interest expense related to secured borrowings	1,000	57,000	14,000	120,000
Interest expense related to investment in real estate	68,000	70,000	135,000	139,000
Provision for loan loss	--	5,000	--	37,000
Depreciation and amortization	56,000	56,000	111,000	111,000
Professional fees	31,000	113,000	96,000	207,000
Professional fees - related party	3,000	4,000	4,000	5,000
Other	3,000	10,000	8,000	16,000
Total operating expenses	174,000	333,000	392,000	669,000

NET INCOME	$669,000	$565,000	$1,320,000	$1,089,000

Net income allocated to members	$669,000	$565,000	$1,320,000	$1,089,000

Net income allocated to members per weighted average membership units	$0.23	$0.20	$0.45	$0.40

Weighted average membership units	2,938,692	2,775,381	2,962,657	2,720,597

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

(UNAUDITED)

	UNITS	AMOUNT
Members' equity at December 31, 2005	2,974,419	$29,159,000

Distributions		(1,292,000)

Reinvestments of distributions	41,902	440,000

Members' redemptions	(147,047)	(1,523,000)

Capital contribution from Manager related to forgiveness of management fee incurred		64,000

Net income		1,320,000

Members' equity at June 30, 2006 (Unaudited)	2,869,274	$28,168,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	FOR THE SIX MONTHS ENDED JUNE 30,
	2006	2005

Cash flows from operating activities:
Net income	$1,320,000	$1,089,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	106,000	105,000
Amortization of capitalized loan fees	5,000	6,000
Provision for loan loss	--	37,000
Change in operating assets and liabilities:
Interest receivable	47,000	(72,000)
Deferred rent receivable - related party	(67,000)	--
Accounts payable	(101,000)	82,000
Due from VRM I	--	(6,000)
Due to Manager	(26,000)	165,000

Net cash provided by operating activities	1,284,000	1,406,000

Cash flows from investing activities:
Investments in real estate loans on real estate	(10,216,000)	(9,084,000)
Proceeds from loan payoff	13,786,000	748,000

Net cash provided (used) by investing activities	3,570,000	(8,336,000)

Cash flows from financing activities:
Proceeds from issuance of member units	--	3,336,000
Payments on notes payable	(49,000)	(45,000)
Capital contribution by Manager	64,000	--
Members' redemptions	(1,523,000)	(53,000)
Distributions, net of reinvestments	(828,000)	(857,000)
Distributions to Related Party	(24,000)	--

Net cash (used) provided by financing activities	(2,360,000)	2,381,000

NET CHANGE IN CASH	2,494,000	(4,549,000)

Cash, beginning	1,167,000	6,286,000

Cash, ending	$3,661,000	$1,737,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)
	FOR THE SIX MONTHS ENDED JUNE 30,
	2006	2005

Supplemental disclosures of cash flows information:

Income taxes paid	$--	$--
Interest paid during the period	$149,000	$259,000

Non-cash financing activities:

Offering costs paid by Vestin Mortgage, Inc. recorded as deferred offering costs and due to manager on the accompanying balance sheet	$--	$14,000
Loans paid in full funded through secured borrowings	$527,000	$676,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a company investing in real estate loans secured by real estate through deeds of trust or mortgages (hereafter referred to as “deeds of trust”), investments in real estate and raising funds through our Distribution Reinvestment Plan, we are subject to the North American Securities Administration Act Mortgage Program Guidelines and Real Estate Guidelines (collectively, the “NASAA Guidelines”) promulgated by the state securities administrators.

On November 7, 2003, our Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“Unit”). Through June 30, 2006, we had sold approximately 2,865,921 Units. Additionally, Members may participate in our Distribution Reinvestment Plan whereby the members’ distributions may be used to purchase additional Units at the current value. As of June 30, 2006, approximately 185,815 Units had been purchased under this plan. On November 7, 2005, we discontinued the offering of our Units; however, members may continue to purchase additional Units through our Distribution Reinvestment Plan.

Our Manager is Vestin Mortgage, Inc. (the “Manager” or “Vestin Mortgage”), a Nevada corporation, which is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation. Michael Shustek, the CEO and director of the Manager, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services thought its subsidiaries. Our Manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. As of July 1, 2006, the mortgage broker license has been issued to an affiliated company, Vestin Originations, who will continue the business of brokerage, placement and servicing of commercial real estate loans. Vestin Originations is a wholly owned subsidiary of Vestin Group.

Pursuant to our Operating Agreement, the Manager controls the daily operating activities of the Company, including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, real estate loan investments and contracts, and to direct our business operations. Consequently, our operating results are dependent on our Manager’s ability and intent to continue to service the Company’s assets. The Operating Agreement also provides that the members have certain rights, including the right to terminate the Manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the Manager of Vestin Realty Mortgage I, Inc., as the successor by merger to Vestin Fund I, LLC, (“VRM I”), Vestin Realty Mortgage II, Inc, as the successor by merger to Vestin Fund II, LLC, (“VRM II) and inVestin Nevada, Inc., a company wholly owned by our Manager’s CEO. These entities also invest in commercial real estate loans.

See review report of Independent Registered Public Accounting Firm.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, VF III HQ, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Our lease provides for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Rental revenue is recorded for the full term of the lease on a straight-line basis. Accordingly, the Company records a receivable from tenants for rents that it expects to collect over the remaining lease term as deferred rents receivable. When the Company acquires a property, the term of the existing lease is considered to commence as of the acquisition date for the purposes of this calculation. Revenue recognition is considered to be critical because the evaluation of the reliability of such deferred rent receivable involves management’s assumptions relating to such tenant’s viability.

We recognize income from rent once all of the following criteria are met in accordance with the Statement of Financial Accounting Standards (“FAS”) 13 Accounting for Leases (“FAS 13”):

•	The agreement has been fully executed and delivered;

•	Services have been rendered;

•	The amount is fixed or determinable; and

•	The collectibility is reasonably assured.

See review report of Independent Registered Public Accounting Firm.

Investments in Real Estate Loans

We may from time to time acquire or sell investments in real estate loans from or to the Manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the original cost. The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital. For example, our Operating Agreement provides certain guidelines with respect to loan concentration by dollar amount, loan type and lien position. Selling or buying loans allows us to diversify our loan portfolio within these parameters. Due to the short term nature of the loans we make and the similarity of interest rates in loans we normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

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

As of June 30, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. In addition, we also invest in real estate loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At June 30, 2006, we had $5.7 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $43.3 million, including participating lenders. These loans had interest reserves of approximately $2.6 million, of which our portion is $0.4 million. At December 31, 2005, we had $3.9 million invested in real estate loans that had interest reserves where the total outstanding principal was approximately $25.1 million, including participating lenders. These loans had interest reserves of approximately $2.4 million, of which our portion was $0.7 million.

Allowance for Loan Loss

We maintain an allowance for loan loss on our investments in real estate loans for estimated credit impairment. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan loss. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.

See review report of Independent Registered Public Accounting Firm.

Estimating allowances for loan loss requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry. We generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal material facts pertaining to a borrower and the security.

Additional facts and circumstances are discovered as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. Circumstances that may cause significant changes in our estimated allowance include, but are not limited to:

•	Declines in real estate market conditions, which can cause a decrease in expected market value;

•	Discovery of undisclosed liens for community improvement bonds, easements and delinquent property taxes;

•
Lack of progress on real estate developments after we advance funds. We customarily utilize disbursement agents to monitor the progress of real estate developments and approve loan advances. After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances;

•	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed property; and

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the value of the property.

Investments in Real Property

Real property is stated at cost, less accumulated depreciation. Amounts capitalized as investments in real property consist of the cost of acquisition or construction and any tenant improvements or major improvements that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Upon acquisition, the purchase price of the property is allocated to land, building and improvements and other intangible assets and associated liabilities as required by FAS 141 - Business Combinations. The allocation to land is based on an estimate of its fair value based on available information, including appraisals. The allocation to other intangible assets represents the value associated with the in-place leases, including leasing commissions, legal and other related costs.

Real property is depreciated using the straight-line method over the useful lives of the assets by class generally as follows:

Land	Not Depreciated
Building	40 Years
Building Improvements	10-25 Years
Land Improvements	20-25 Years
Tenant Improvements	Lease Term
Intangible Lease Assets including capitalized loan fees	Lease Term

See review report of Independent Registered Public Accounting Firm.

Our Manager continually monitors events and changes in circumstances that could indicate carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, our Manager assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and intangible assets to their fair value and recognize an impairment loss. Our Manager has determined there has been no impairment in the carrying value of real property held by us during the six months ended June 30, 2006.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor Agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain real estate loans with us and/or VRM I and/or VRM II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS 140. We do not receive any revenues for entering into secured borrowing arrangements. As of June 30, 2006, we have no outstanding secured borrowing arrangements.

Fair Value of Financial Instruments

FAS 107 - Disclosures about Fair Value of Financial Instruments (“FAS 107”), requires the determination of fair value of the Company’s financial assets. The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

(a)	Certificate of Deposits and Short-Term Investments: The carrying amounts of these instruments are at amortized cost, which approximates fair value.

(b)
Investment in Real Estate Loans: The carrying value of these instruments, net of the allowance for loan loss, approximates the fair value due to their short-term maturities. Fair values for loans, which are delinquent and/or in foreclosure are determined by underlying collateral securing the loans.

(c)
Assets under Secured Borrowing: The carrying amount of these instruments approximate fair value. The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

See review report of Independent Registered Public Accounting Firm.

At June 30, 2006 and December 31, 2005, the estimated fair values of the real estate loans was approximately $19.4 million and $23.0 million, respectively. At June 30, 2006 we had no assets under secured borrowings. The estimated fair value of assets under secured borrowings, as of December 31, 2005, was approximately $0.5 million. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

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

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period presentation.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by trust deeds.

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. As of June 30, 2006 and December 31, 2005, we had approximately $4.3 million and $1.2 million, respectively, in excess of the federally insured limits.

As of June 30, 2006, 23.5%, 15.9%, 15.2%, 14.7% and 12.5% of our loans were in California, Arizona, Nevada, Washington and Texas, respectively, compared to 23.8%, 25.2%, 18.2%, 5.9% and 11.0% at December 31, 2005, respectively. As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

At June 30, 2006, the aggregate amount of loans to our three largest borrowers represented 29.1% of our total investment in real estate loans. These real estate loans consisted of construction and acquisition and development, located in California, Arizona, and Washington with first lien positions earning 12%, and outstanding balances of approximately $5.7 million. At December 31, 2005, the aggregate amount of loans to our three largest borrowers represented 41% of our total investment in real estate loans. These real estate loans consisted of commercial and land loans, located in Arizona, California and Nevada, with a first lien position, earning between 10% and 12%, with an aggregate outstanding balance of approximately $9.2 million. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

At June 30, 2006, there was one loan with a balance of approximately $2.4 million, representing 12.4%, of our total investment in real estate loans. This acquisition and development loan is located in California, with a first lien position, earning 12% interest.

See review report of Independent Registered Public Accounting Firm.

As of June 30, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. The success of a borrower’s ability to repay our real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash. An increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2006 and December 31, 2005, we have four real estate loan products consisting of commercial, construction, acquisition and development and land loans. The effective interest rates on all product categories range from 6% to 14%. Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of June 30, 2006 were as follows:

Loan Type	Number Of Loans	Fund Balance	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	4	$5,492,000	11.57%	28.21%	80.61%
Commercial	9	7,315,000	8.37%	37.58%	70.40%
Construction	3	2,731,000	12.00%	14.03%	61.43%
Land	5	3,929,000	11.64%	20.18%	52.12%
	21	$19,467,000	10.44%	100.00%	61.29%

Investments in real estate loans as of December 31, 2005 were as follows:

Loan Type	Number Of Loans	Fund Balance	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	3	$3,806,000	11.30%	16.52%	47.74%
Commercial	12	12,244,000	9.63%	53.15%	65.33%
Construction	2	1,231,000	12.00%	5.34%	64.50%
Land	3	5,756,000	11.01%	24.99%	56.44%
	20	$23,037,000	10.38%	100.00%	60.16%

(1)
Loan to value ratios are based on the most recent appraisals and may not reflect subsequent changes in value estimates. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to completion of the development of the project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

See review report of Independent Registered Public Accounting Firm.

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets:

	June 30, 2006 Balance	December 31, 2005 Balance
Balance Per Loan Portfolio	$19,467,000	$23,037,000
Less:
Allowance for Loan Loss	(73,000)	(73,000)
Balance per Balance Sheet	$19,394,000	$22,964,000

The following is a schedule of priority of real estate loans as of June 30, 2006 and December 31, 2005.

Loan Type	Number of Loans	June 30, 2006 Balance	Portfolio Percentage	Number of Loans	December 31, 2005 Balance	Portfolio Percentage

First Deeds of Trust	20	$19,167,000	98.46%	18	$21,527,000	93.45%
Second Deeds of Trust**	1	300,000	1.54%	2	1,510,000	6.55%
	21	$19,467,000	100.00%	20	$23,037,000	100.00%

**Generally, our second trust deeds are junior to first trust deeds position held by either us or our Manager.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2006:

July - December 2006	$10,317,000
January - December 2007	9,150,000
$19,467,000

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2006 and December 31, 2005:

	June 30, 2006	Portfolio Percentage	December 31, 2005	Portfolio Percentage

Arizona	$3,088,000	15.86%	$5,807,000	25.21%
California	4,575,000	23.50%	5,490,000	23.83%
Nevada	2,960,000	15.20%	4,194,000	18.21%
North Carolina	--	--%	102,000	0.44%
Oklahoma	1,000,000	5.14%	1,000,000	4.34%
Oregon	1,356,000	6.97%	1,356,000	5.89%
Texas	2,425,000	12.46%	2,525,000	10.96%
Washington	2,860,000	14.69%	1,360,000	5.90%
Wisconsin	1,203,000	6.18%	1,203,000	5.22%
Total	$19,467,000	100.00%	$23,037,000	100.00%

Our Manager periodically reviews and makes a determination as to whether the allowance for loan loss is adequate to cover any potential losses. Additions to the allowance for loan loss are made by charges to the provision for loan loss. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of June 30, 2006, we have provided an allowance for loan loss of $73,000. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan loss should be recorded. As of June 30, 2006, all of our loans were performing.

See review report of Independent Registered Public Accounting Firm.

Because any decision regarding the allowance for loan loss reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any reserve. To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our members.

The following is a roll-forward of the allowance for loan loss for the six months ended June 30, 2006:

Description	Balance at December 31, 2005	Provisions	Deductions	Balance at June 30, 2006
Valuation Allowance	$73,000	--	--	$73,000

In addition, our Manager had granted extensions on four loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of June 30, 2006 was approximately $4.3 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of June 30, 2006.

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

Based upon this evaluation, a determination was made as to whether the allowance for loan loss was adequate to cover any potential losses. Additions to the allowance for loan loss are made by charges to the provision for loan loss. Recoveries of previously charged off amounts are credited to the allowance for loan loss or included as income. As of June 30, 2006, our Manager had provided $73,000 for an allowance for loan loss.

See review report of Independent Registered Public Accounting Firm.

NOTE E — INVESTMENT IN REAL PROPERTY

Investment in real property consists of an approximately 42,000 square foot office building located at 8379 West Sunset Road in Las Vegas, Nevada. The purchase price and related closing costs was approximately $9,800,000. As of June 30, 2006, the building was fully leased by Vestin Group, earning us monthly rent revenue of approximately $87,000. Vestin Group has sub-leased office space in the building as permitted by the lease agreement at rates equal to or less than rates we receive. We provided $4,850,000 of the purchase price from our capital and borrowed $4,950,000 for the remainder of the purchase price. We subsequently conveyed the real property to our wholly-owned subsidiary, VF III HQ, LLC.

Subsequent to the purchase of this property we invested an additional $90,000 in tenant improvements. As of June 30, 2006, the carrying value of this property was $9.5 million, net of accumulated depreciation of $393,000.

We have entered into a purchase agreement to sell the building to a third party at a price of $14,250,000. No assurance can be given that the foregoing sale will close.

As further discussed in Note N - Segment Information below, net income on this segment of our business was approximately $231,000, which represents six months of operating activity. The following represents our estimated yield on this investment from a cash flow perspective.

	June 30, 2006	June 30, 2005
Net Income From Real Estate Segment	$231,000	$96,000
Less Principal Payments	(49,000)	(45,000)
Less Deferred Rent Receivable - Related Party	(67,000)	--
Add Back Depreciation and Amortization	111,000	111,000
Yield	$226,000	$162,000
Investment Provided from Capital	$4,850,000	$4,850,000
Months of Operation	6	6
Annualized Yield on Real Estate Segment	9.32%	6.68%

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

NOTE F — LEASING ACTIVITY

We lease a facility, described in Note E- Investment in Real Property above, to Vestin Group under a 10 year non-cancelable lease agreement, expiring March 2014, with two, five-year optional extensions. The agreement calls for an annual base rent of approximately $894,000, plus a 4% annual increase. Rental income recognized for the leased facility is recognized on a straight line basis over the term of the lease. For six months ended June 30, 2006 and 2005, rental income totaled $514,000 and $430,000, respectively. Deferred rent receivable - related party as of June 30, 2006 was $235,000.

See review report of Independent Registered Public Accounting Firm.

Future minimum base rent to be received, due under non-cancelable leases with Vestin Group in effect as of June 30, 2006 are as follows:

July 1, 2006 Through June 30, 2007	$924,000
July 1, 2006 Through June 30, 2008	961,000
July 1, 2006 Through June 30, 2009	999,000
July 1, 2006 Through June 30, 2010	1,039,000
July 1, 2006 Through June 30, 2011	1,081,000
Thereafter:	3,662,000

Total:	$8,666,000

We have entered into a purchase agreement to sell the building we lease to Vestin Group to a third party at a price of $14,250,000. No assurance can be given that the foregoing sale will close.

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

Transactions with the Manager

Our Manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income. For the three and six months ended June 30, 2006 and 2005, we recorded fees to our Manager of approximately $12,000 and $18,000, $24,000 and $34,000 respectively. During April 2006, we recognized a capital contribution from our Manager related to a forgiveness of management fee incurred in the amount of $64,000.

For the six months ended, June 30, 2006, we paid pro rata distributions owed to our manager of approximately $24,000 based upon the total 54,862 units owned by our manager.

We lease an office building, located in Las Vegas, NV, to Vestin Group, earning us monthly rent revenue of approximately $87,000. During the three and six months ended June 30, 2006 we earned rental income of $257,000 and $514,000, respectively, as compared to $215,000 and $430,000 for the three and six months ended June 30, 2005.

Transactions with Other Related Parties

During the three and six months ended June 30, 2006, we incurred expense of $3,000 and $4,000, respectively, for legal fees to the law firm of Levine, Garfinkel, and Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm, as compared to $4,000 and $5,000 for the three and six months ended June 30, 2005.

See review report of Independent Registered Public Accounting Firm.

NOTE H — SECURED BORROWINGS

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through inter-creditor Agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with FAS 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain mortgage loans with us and/or VRM I and/or VRM II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

As of June 30, 2006, we had no funds being used under any Inter-creditor Agreements where we have potential obligations. As of December 31, 2005, funds being used under Inter-creditor Agreements where we had potential obligations as defined above totaled $527,000.

NOTE I — NOTE PAYABLE

Note payable consists of the following:

Balance at June 30, 2006
10- year note payable secured by real property, bearing interest at 5.6% per annum, payable in monthly principal and interest installments of $31,000	$4,781,000

As of June 30, 2006, the scheduled principal reduction of the note payable was as follows:

July 1, 2006 Through June 30, 2007	$103,000
July 1, 2006 Through June 30, 2008	109,000
July 1, 2006 Through June 30, 2009	115,000
July 1, 2006 Through June 30, 2010	122,000
July 1, 2006 Through June 30, 2011	129,000
Thereafter:	4,203,000

Total	$4,781,000

NOTE J — MEMBERS’ EQUITY

Membership Units

During the six months ended June 30, 2006, members received 41,902 units as a result of reinvestments of distributions.

See review report of Independent Registered Public Accounting Firm.

Allocations and Distributions

In accordance with our Operating Agreement, profits, gains and losses are to be credited to and charged against each member’s capital account in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Distributions are paid monthly to members. Members may elect to reinvest their distributions. For the six months ended June 30, 2006, distributions to members were approximately $1,292,000.

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

Redemption Limitation

In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. As of June 30, 2006, the total of redemptions made from inception was $1.9 million. Balances in Members’ capital accounts as of January 1, 2006 were $29.2 million, which limited redemptions to $2.9 million for calendar 2006. As of June 30, 2006, remaining requests to redeem of approximately $1.4 million in 2006 and $1.8 million in 2007, had been logged, subject to unit valuation adjustments. Total redemptions during the six months ended June 30, 2006 were approximately $1.5 million.

In order to satisfy these redemption requests, in the past, we have accumulated by the end of a calendar year a cash reserve equal to approximately 10% of our total capital. This is in addition to the 3% reserve we maintained for working capital purposes. This reserve is generally accumulated by retaining funds received upon the pay-off of loans and not reinvesting them in new loans or through borrowings. This has the effect of reducing the amount of capital we deploy in real estate loans, which in turn reduces our revenues and distributions to members.

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

See review report of Independent Registered Public Accounting Firm.

NOTE L — LEGAL MATTERS INVOLVING THE MANAGER

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael V. Shustek, the sole stockholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, LLC et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action is based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them. Desert Land sought in excess of $10 million in monetary damages. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

The defendants subsequently filed a motion for reconsideration. The Court denied the motion and, on August 13, 2003, held that Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc. were jointly and severally liable for the judgment in the amount of $5,683,312 (which amount includes prejudgment interest and attorney’s fees). On August 27, 2003, the Court stayed execution of the judgment against Vestin Group and Vestin Mortgage based upon the posting of a bond in the amount of $5,830,000. Mr. Shustek personally posted a cash bond without any cost or obligation to Vestin Group and Vestin Mortgage. Additionally, Del Mar Mortgage, Inc. had indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek had guaranteed the indemnification with his cash bond. On September 12, 2003, all of the defendants held liable to Desert Land appealed the judgment to the United States Court of Appeals for the Ninth Circuit, which heard the case on October 18, 2005. On November 15, 2005, the Ninth Circuit vacated the judgment of the District Court and dismissed the state law claims against the defendants without prejudice on the basis that the District Court lacked subject matter jurisdiction in the case. On November 29, 2005, Desert Land petitioned the Ninth Circuit Court for rehearing with a suggestion that the matter be heard en banc. On December 16, 2005, the District Court issued an Order releasing the bond, and on January 6, 2006, the Ninth Circuit denied Desert Land’s petition and the matter remains dismissed.

Most recently, on or about April 6, 2006, Desert Land filed a Writ of Certiorari seeking review of the 9th Circuit’s decision by the United States Supreme Court. The U.S. Supreme Court denied Desert Land’s Writ of Certiorari on June 12, 2006.

On November 21, 2005, Desert Land filed a complaint in the state courts of Nevada, which complaint is substantially similar to the original complaint previously filed by Desert Land in the United States District Court, with the exception of claiming Nevada State Law violations and seeking Nevada State Law remedies rather than claiming Federal Law violations and seeking Federal Law remedies. On March 6, 2006, Desert Land amended the state court complaint to name VRM I. Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to VRM I for that purpose. The state court complaint further alleges that Desert Land is entitled to avoid such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. Our Manager believes these claims to be without merit and intend to vigorously defend those allegations. The outcome of this litigation is unforeseeable at this time.

On April 21, 2006, our Manager, Vestin Mortgage Inc., filed a complaint in the Circuit Court of the First Circuit in Hawaii to expedite VRM I and VRM II’s efforts to foreclose upon first trust deeds secured by the assets of Rightstar International, Inc. (the “Rightstar Trust Deeds”). In the filing, Vestin Mortgage Inc. alleges that the State of Hawaii has unreasonably blocked the foreclosure without any legal basis for doing so. On April 24, 2006, the State of Hawaii responded by filing allegations against Vestin Mortgage, Inc., and VRM II alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to Vestin. Our Manager believes these claims to be without merit and intend to vigorously defend those allegations. The outcome of this litigation is unforeseeable at this time.

See review report of Independent Registered Public Accounting Firm.

In addition to the matters described above, our Manager is involved in a number of other legal proceedings concerning matters arising in connection with the conduct of its business activities. Our Manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. Other than the matters described above, the Manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on the Manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the Manager’s net income in any particular period.

NOTE M — LEGAL MATTERS INVOLVING THE COMPANY

The United States Securities and Exchange Commission, (the “Commission”), conducted an investigation into certain matters related to us, Vestin Group, Vestin Mortgage, Vestin Capital, VRM I and VRM II (the “Vestin Entities”). We have fully cooperated during the course of the investigation.

The SEC Staff has notified the Vestin Entities that they believe certain slides used at sales seminars held to promote the sale of our and Fund II’s units included disclosure regarding distributions to members of Fund I and Fund II that were allegedly misleading. The Vestin Entities have engaged in discussions with the Staff regarding a possible resolution of this matter and have reached a tentative agreement, subject to Commission review and approval, to resolve the matter. Based upon these discussions, we currently believe that neither we nor VRM I and VRM II will be named as parties in the enforcement action. We do not know if the Commission will approve the proposed settlement.

Other than the matter described above, we believe that we are not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our net income in any particular period.

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

Our two reportable segments are investments in real estate loans and investments in real estate.

See review report of Independent Registered Public Accounting Firm.

Financial information concerning our reportable segments is presented as follows for the six months ended June 30, 2006 and 2005:

	For the Six Months Ended June 30, 2006	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$1,121,000	$1,121,000	$--
Interest income from secured borrowings	15,000	15,000	--
Rental income-related party	514,000	--	514,000
Other	62,000	62,000	--
Total revenues	1,712,000	1,198,000	514,000

Operating expenses
Management fees - related party	24,000	17,000	7,000
Provision for loan loss	--	--	--
Professional fees	96,000	69,000	27,000
Professional fees-related party	4,000	3,000	1,000
Other	8,000	6,000	2,000
Total operating expenses	132,000	95,000	37,000

EBITDA*	1,580,000	1,103,000	477,000

Less:
Depreciation and Amortization	111,000	--	111,000
Interest expense related to secured borrowings	14,000	14,000	--
Interest expense related to investment in real estate	135,000	--	135,000

NET INCOME	$1,320,000	$1,089,000	$231,000

See review report of Independent Registered Public Accounting Firm.

	For the Six Months Ended June 30, 2005	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$1,171,000	$1,171,000	$--
Interest income from secured borrowings	139,000	139,000	--
Rental income-related party	430,000	--	430,000
Other	18,000	18,000	--
Total revenues	1,758,000	1,328,000	430,000

Operating expenses
Management fees-related party	34,000	21,000	13,000
Provision for loan loss	37,000	37,000	--
Professional fees	207,000	143,000	64,000
Professional fees-related party	5,000	3,000	2,000
Other	16,000	11,000	5,000
Total operating expenses	299,000	215,000	84,000

EBITDA*	1,459,000	1,113,000	346,000

Less:
Depreciation and Amortization	111,000	--	111,000
Interest expense related to secured borrowings	120,000	120,000	--
Interest expense related to investment in real estate	139,000	--	139,000

NET INCOME	$1,089,000	$993,000	$96,000

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

See review report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the members of Vestin Fund III, LLC:

We have reviewed the accompanying consolidated balance sheet of Vestin Fund III, LLC as of June 30, 2006, and the related consolidated statements of income, members’ equity, and cash flows for the three and six month periods ended June 30, 2006 and 2005. All information included in these consolidated financial statements is the representation of the management of Vestin Fund III, LLC.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vestin Fund III, LLC as of December 31, 2005 and the related consolidated statements of income, members’ equity and cash flows for the year then ended (not presented herein). In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
August 7, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2006. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2005.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part II Item 1A Risk Factors of our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, Part I Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2005 and in our other securities filings with the Securities and Exchange Commission. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Our real estate loan program objective is to generate income by investing in real estate loans and income producing real property. We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by traditional real estate lenders. The loan underwriting standards our Manager utilizes are less strict than traditional real estate lenders. In addition, we believe one of our competitive advantages is our ability to approve loan applications more quickly than traditional lenders. As a result, in certain cases, we may make real estate loans, which are riskier than real estate loans made by commercial banks. However, in return we seek a higher interest rate and our Manager takes steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than traditional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

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

Our operating results depend primarily upon (i) the amount of capital we have to invest in real estate loans and income producing real estate, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans, (v) our ability to identify and acquire suitable income-producing properties, (vi) the level of rents or other income we are able to generate from our acquired properties, (vii) the level of non-performing assets and loan loss which we experience, and (viii) negative fluctuations in the fair market value of income-producing properties that we own. Our capital, subject to an approximate 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans. We do not have any arrangements in place to materially increase the funds we will have available to invest from any other sources. See discussion under - “Capital and Liquidity.”

Uncertain economic conditions during the next year could have a material impact on the collectibility of our loans. Recognizing the risk, we seek to maintain an adequate loan-to-value ratio which, as of June 30, 2006, was 61.29% on a weighted average basis, generally using appraisals prepared on an “as-if developed” basis in connection with the loan origination. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loan in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

We generally invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience. As of June 30, 2006 our loans were in the following states; Arizona, California, Nevada, Oklahoma, Oregon, Texas, Washington and Wisconsin.

SUMMARY OF FINANCIAL RESULTS

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Total Revenues	$843,000	$898,000	$1,712,000	$1,758,000
Total Operating Expenses	$174,000	$333,000	$392,000	$669,000

NET INCOME	$669,000	$565,000	$1,320,000	$1,089,000

Net Income Allocated to Members	$669,000	$565,000	$1,320,000	$1,089,000

Net Income Allocated to Members Per Weighted Average Membership Units	$0.23	$0.20	$0.45	$0.40

Weighted Average Membership Units	2,938,692	2,775,381	2,962,657	2,720,597

Annualized Rate of Return to Members	8.70%	7.93%	8.56%	7.84%

Cash Distributions	$647,000	$697,000	$1,292,000	$1,346,000

Cash Distributions Per Weighted Average Membership Units	$0.22	$0.25	$0.44	$0.49

Weighted Average Term of Outstanding Loans	14 months	17 months	14 months	17 months

(a)
The annualized rate of return to members is calculated based upon the GAAP net income allocated to members per weighted average units as of June 30, divided by the number of days during the period (91 and 181 days for the three and six months ended June 30, 2006 and 2005) and multiplied by three hundred and sixty five (365) days, then divided by the cost per unit ($10.50 and $10.30 for 2006 and 2005, respectively).

RESULTS OF OPERATIONS

Total Revenues: Revenues for the three months ended June 30, 2006 decreased compared to the same period in 2005, by approximately $55,000 or 6.12% primarily due to the following factors:

•
Interest income from investment in real estate loans decreased approximately $132,000 or 19.58% as a result of a decrease in investment in real estate loans and a decrease in the weighted average interest rate. Investment in real estate loans declined by approximately $2.3 million from $21.8 million at June 30, 2005 to $19.5 million as of June 30, 2006. The decline in investment in real estate loans is attributable in part to the reduction in capital, resulting from membership unit redemptions, we had available for investments. Our capital was reduced by redemption of membership units of approximately $1.8 million from June 30, 2005 to June 30, 2006. In addition, there was a decrease in the weighted average interest rate from 11.65% as of June 30, 2005 to 10.44% as of June 30, 2006.

This decrease was partially offset by the increase in bank interest income earned on cash accounts held at banking institutions. Bank interest income increased by approximately $35,000 for the three months ended June 30, 2006 compared to the same period in 2005. The increase is due to the increase of approximately $1.9 million in cash and cash equivalents as of June 30, 2006 compared to June 30, 2005. The increase in cash is attributable to the net proceeds received from pay offs and reinvestments of investment in real estate loans of approximately $1.9 million during the three months ended June 30, 2006.

Total revenues for the six months ended June 30, 2006 remained comparable to the six months ended June 30 2005, approximately $1,712,000 and $1,758,000, respectively.

•
Interest income from investment in real estate loans for the six months ended June 30, 2006 compared to the same period in 2005 decreased approximately $174,000 or 13% as a result of a decrease in investment in real estate loans and a decrease in the weighted average interest rate as noted above. While there has been a general increase in interest rates in the U.S., such increases have not yet affected our operating results and it is not clear when, if ever, higher interest rates might impact our revenues.

This decrease was partially offset by the increase in bank interest income referred to above and an increase in rental income by approximately $84,000 due to the increase in deferred rent receivable during the six months ended June 30, 2006.

Total Operating Expenses: For the three months ended June 30, 2006, total expenses were approximately $174,000 compared to approximately $333,000 for the same period in 2005, a decrease of approximately $159,000 or 47.75%. Expenses were primarily affected by the following factors:

•
Our interest expense related to secured borrowings decreased approximately $56,000 due to the decrease in the amount of loans financed under secured borrowings from $1.9 million at June 30, 2005 to zero at June 30, 2006.

•
Expenses related to professional fees decreased by approximately $83,000. During the 2005 period, we incurred accounting fees related to the preparation of our public filings. In addition, our manager undertook a number of measures to contain costs, including an enhancement of its internal accounting capabilities.

For the six months ended June 30, 2006 and 2005, total expenses were approximately $392,000 and $669,000, respectively. Expenses were affected by the following factors:

•
Interest expense related to secured borrowings decreased approximately $106,000 during the six months ended June 30, 2006 compared to the same period in 2005 due to the decrease in the amount of loans financed under secured borrowing referred to above.

•	Expenses related to professional fees decreased by approximately $112,000 for the reasons described above.

Net Income: Overall net income for the three and six months ended June 30, 2006, totaled approximately $669,000 and $1,320,000, respectively, as compared to $565,000 and $1,089,000 for the three and six months ended June 30, 2005.

Annualized Rate of Return to Members: For the three and six months ended June 30, 2006, the annualized rate of return to members as calculated based on GAAP net income was 8.70% and 8.56%, respectively, as compared to 7.93%, and 7.84% for the three and six months ended June 30, 2005.

Distributions to Members: The following is a schedule of distributions made to members for the year ended June 30, 2006 and 2005.

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

Distributions of Net Income Available for Distribution	$1,292,000	$1,237,000
Distributions in Excess of Net Income Available for Distribution Generated During the Period	--	109,000
Total Distributions	$1,292,000	$1,346,000

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

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities. The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

Distribution of Net Income Available for Distribution	$1,292,000	$1,237,000
Addition to working capital reserves (Amount not distributed)	139,000	--
Change in Operating Assets and Liabilities:
Interest receivable	47,000	(72,000)
Deferred rent receivable - related party	(67,000)	--
Accounts payable	(101,000)	82,000
Due from VRM I	--	(6,000)
Due to Manager	(26,000)	165,000
Net Cash Provided by Operating Activities	$1,284,000	$1,406,000
Net Cash Provided (Used) by Investing Activities	$3,570,000	$(8,336,000)
Net Cash Provided (Used) in Financing Activities	$(2,360,000)	$2,381,000

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

Redemptions: In accordance with the terms of our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. As of June 30, 2006, the total of redemptions made from inception was $1.9 million. Balances in Members’ capital accounts as of January 1, 2006 were $29.2 million, which limited redemptions to $2.9 million for calendar 2006. As of June 30, 2006, remaining requests to redeem of approximately $1.4 million in 2006 and $1.8 million in 2007, had been logged, subject to unit valuation adjustments. Total redemptions during the six months ended June 30, 2006 were approximately $1.5 million.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund investing activities and for general operating purposes. Subject to an approximate 3% reserve, we seek to use most of our available funds to invest in real estate loans or purchase income producing property. Distributable cash flow generated from such investments is paid out to our members unless they have elected to reinvest their distributions. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs. With respect to real estate that we acquire, Vestin Mortgage may charge a monthly management fee of up to 3% of our gross rental revenues. In addition, Vestin Mortgage may charge acquisition and advisory fees in connection with real estate acquisition, provided that such amounts do not exceed 2.5% of our gross offering proceeds.

During the six months ended June 30, 2006, cash flows provided by our operating activities approximated $1.3 million. Our investing activities for the six months ended June 30, 2006 consisted of cash used from the purchase of new investments in loans secured by real estate in the amount of $10.2 million and cash proceeds from loan payoffs of investment in real estate loans of approximately $13.8 million. Our financing activities primarily consisted of cash used for members’ distributions, net of reinvestments, of approximately $0.9 million, members’ redemptions of approximately $1.5 million, capital contributions by the Manager for forgiveness of management fee incurred totaling $64,000 and payments from a note payable of approximately $49,000.

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

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans and real estate properties. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Additionally, if there is a downturn in the economies in which we invest in real estate, the level of rents we can charge to lease our properties can diminish our capital resources and would diminish our ability to invest in new properties or service any related debt.

In addition, any significant level of redemptions by our members would reduce the capital we have available for investment. In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. As of June 30, 2006, the total of redemptions made from inception was $1.9 million. Balances in Members’ capital accounts as of January 1, 2006 were $29.2 million, which limited redemptions to $2.9 million for calendar 2006. As of June 30, 2006, remaining requests to redeem of approximately $1.4 million in 2006 and $1.8 million in 2007, had been logged, subject to unit valuation adjustments. Total redemptions during the six months ended June 30, 2006 were approximately $1.5 million.

In order to satisfy these redemption requests, in the past, we have accumulated by the end of a calendar year a cash reserve equal to approximately 10% of our total capital. This is in addition to the 3% reserve we maintained for working capital purposes. This reserve is generally accumulated by retaining funds received upon the pay-off of loans and not reinvesting them in new loans or through borrowings. This has the effect of reducing the amount of capital we deploy in real estate loans, which in turn reduces our revenues and distributions to members.

Any significant level of redemptions by our members would reduce the amount of capital available for investment. In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. Our Operating Agreement also provides other conditions limiting redemptions.

Approximately 47% of our members currently reinvest their distributions. The level of reinvested distributions is likely to be affected by our operating performance. If our performance does not meet the expectations of our members, the level of reinvestment may decline.

Inter-creditor Agreements provide us additional funding sources for real estate loans whereby a third party investor (the “Investor”) may participate in certain real estate loans with us, Vestin Originations, VRM I, and VRM II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Lead Lenders are required to protect the Investor by (i) continuing to remit to the Investor the interest due on the participation amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance of the participation plus accrued interest.

Additionally, an Investor may participate in certain loans with Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement allows the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.

As of June 30, 2006, we had no funds being used under Inter-creditor Agreements where we have potential obligations as defined above.

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

INVESTMENTS IN REAL ESTATE LOANS SECURED BY REAL ESTATE PORTFOLIO

As of June 30, 2006, we had investments in real estate loans secured by real estate totaling $19.5 million including 20 loans with an aggregate principal value of approximately $19.2 million secured by first trust deeds and one loan secured by a second trust deed totaling approximately $0.3 million.

The weighted average contractual term of outstanding loans at June 30, 2006 was 14 months. As of June 30, 2006, our real estate loans mature during the next 18 months. All of the outstanding real estate loans at June 30, 2006 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties. For additional information on our investments in real estate loans, refer to Note D - Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Interim Report Form 10-Q.

INVESTMENT IN REAL PROPERTY

Investment in real property consists of an approximately 42,000 square foot office building located at 8379 West Sunset Road in Las Vegas, Nevada. The purchase price and related closing costs were approximately $9,800,000. As of June 30, 2006, the building was fully leased by Vestin Group, earning us monthly rent revenue of approximately $87,000. Vestin Group has sub-leased office space in the building as permitted by the lease agreement at rates equal to or less than rates we receive. We have entered into a purchase agreement to sell the building to a third party at a price of $14,250,000. No assurance can be given that the foregoing sale will close. For additional information on our investments in real property, refer to Note E - Investments In Real Property, Note F - Leasing Activity and Note N - Segment Information of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Interim Report Form 10-Q.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan loss is adequate to cover any potential losses. Additions to the allowance for loan loss are made by charges to the provision for loan loss. Recoveries of previously charged off amounts would be credited to the provision for loan loss or included in income. For additional information on asset quality and loan reserve, refer to Note D - Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Interim Report Form 10-Q.

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

The information provided for Segment Reporting is based on internal reports utilized by management. The presentation and allocation of overhead and the net contribution for the operating segments may not reflect the actual economic costs, contribution or results of operations of the segments as stand alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management’s view, likely not be impacted. For additional information on our investments in real property, refer to Note N - Segment Information of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Interim Report Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not currently have any interest in any special purpose entities, which are not reflected on our balance sheet nor do we have any commitments or obligations, which are not reflected on our balance sheet. We do not have any interest in derivative contracts.

We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying secured properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital. At June 30, 2006, we had $3.7 million in cash and $33.0 million in total assets.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of June 30, 2006 consisted of a 10 year note payable secured by real property.

Total Contractual Obligations
July 1, 2006 Through June 30, 2007	$103,000
July 1, 2006 Through June 30, 2008	109,000
July 1, 2006 Through June 30, 2009	115,000
July 1, 2006 Through June 30, 2010	122,000
July 1, 2006 Through June 30, 2011	129,000
Thereafter:	4,203,000

Total:	$4,781,000

Cash provided by the operating activities of our investments in real estate segment is primarily dependent on the occupancy level of our properties, the rental rates on our leases, the collectibility of rents from our tenants, and the level of operating and other expenses. Since we intend on leveraging our capital for property acquisitions, we will depend on cash provided by operating activities to service such debt. The following table summarizes future minimum base rent to be received from our Manager under a non-cancelable lease on our sole real estate property at June 30, 2006:

July 1, 2006 Through June 30, 2007	$924,000
July 1, 2006 Through June 30, 2008	961,000
July 1, 2006 Through June 30, 2009	999,000
July 1, 2006 Through June 30, 2010	1,039,000
July 1, 2006 Through June 30, 2011	1,081,000
Thereafter:	3,662,000

Total:	$8,666,000

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2006 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1% or 100 basis points	$191,000
Weighted average interest rate assumption increased by 5% or 500 basis points	$955,000
Weighted average interest rate assumption decreased by 1% or 100 basis points	$(191,000)
Weighted average interest rate assumption decreased by 5% or 500 basis points	$(955,000)

The purpose of this analysis is to provide an indication of the impact that the weighted average interest rate fluctuations would have on our financial results. It is not intended to imply our expectation of future revenues or to estimate earnings. We believe that the assumptions used above are appropriate to illustrate the possible material impact on the financial statements.

Our lease provides for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Rental revenue is recorded for the full term of the lease on a straight-line basis. Accordingly, the Company records a receivable from tenants for rents that it expects to collect over the remaining lease term as deferred rent receivable. When the Company acquires a property, the term of the existing lease is considered to commence as of the acquisition date for the purposes of this calculation. Revenue recognition is considered to be critical because the evaluation of the reliability of such deferred rent receivable involves management’s assumptions relating to such tenant’s viability.

We recognize income from rent once all of the following criteria are met in accordance with the FAS 13 - Accounting for Leases (“FAS 13”):

•	The agreement has been fully executed and delivered;

•	Services have been rendered;

•	The amount is fixed or determinable, and

•	The collectibility is reasonable assure.

Allowance for Loan loss

We maintain an allowance for loan loss on our investments in real estate loans for estimated credit impairment in our investment in real estate loans portfolio. The Manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan loss. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2006 from increases and decreases to our allowance for loan loss as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan loss
Allowance for loan loss assumption increased by 1.0% of loan portfolio	$195,000
Allowance for loan loss assumption increased by 5.0% of loan portfolio	$973,000
Allowance for loan loss assumption decreased by 0.1% of loan portfolio	$(73,000)

Estimating allowances for loan loss requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry. We generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

We may discover additional facts and circumstances as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. Circumstances that may cause significant changes in our estimated allowance include:

•	Declines in real estate market conditions that can cause a decrease in expected market value;

•	Discovery of undisclosed liens for community improvement bonds, easements and delinquent property taxes;

•
Lack of progress on real estate developments after we advance funds. We customarily utilize disbursement agents to monitor the progress of real estate developments and approve loan advances. After further inspection of the related property, progress on construction occasionally does not substantiate an increase in value to support the related loan advances;

•	Unanticipated legal or business issues that may arise subsequent to loan origination or upon the sale of foreclosed upon property; and

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the value of the property.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have a significant amount of debt.

Most of our assets consist of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements. At June 30, 2006, our aggregate investment in real estate loans was approximately $19.5 million, net of allowance, with a weighted average effective interest rate of 10.4%. We had no loans financed under Inter-creditor Agreements at June 30, 2006 which would be classified as assets under secured borrowing. Most of the real estate loans have an initial term of 12 months; the weighted average term of outstanding loans at June 30, 2006 was 14 months. All of the outstanding real estate loans at June 30, 2006 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties and one has an exit fee.

As of June 30, 2006, approximately $9.5 million or 28.7% of our assets consist of investment in income producing real property, net of accumulated depreciation. This property is located in Las Vegas, Nevada and is leased entirely by our Manager, earning us monthly rent revenue of approximately $87,000. Vestin Group has sub-leased office space in the building as permitted by the lease agreement at rates equal to or less than rates we receive.

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

The following table contains information about the investment in real estate loans held in our portfolio as of June 30, 2006. The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2006 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets approximate their fair value as of June 30, 2006.

Interest Earning Assets Aggregated by Maturity at June 30, 2006
Interest Earning Assets	2006	2007	2008	2009	Thereafter	Total

Investments In Real Estate Loans	$10,317,000	$9,150,000	$--	$--	$--	$19,467,000

Weighted Average Interest Rates	9.23%	11.81%	--%	--%	--%	10.44%

At June 30, 2006, we also had approximately $3.7 million invested in cash and cash equivalents. Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Manager’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006.

Our Manager’s Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of June 30, 2006 as discussed below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2006, management identified the following material weaknesses in their assessment of the effectiveness of our internal control over financial reporting:

•
We did not adequately implement certain controls over investments in real estate loans, specifically relating to the computer database of investments in real estate loans which summarizes information used to prepare the related disclosures, including the classification of types of loan, portfolio percentage, loan to value percentage, and the geographical location of the investment in real estate loans. We also identified errors in recording transactions specifically related to interest income from investment in real estate loans. These areas included logical access security controls to the computer database, and we have therefore identified a material weakness in our information technology general controls as of June 30, 2006.

Remediation Plan

To remediate our material weakness over the computer database of investments in real estate loans, management has established and implemented controls, policies and procedures, which are being tested, within our information technology department that are intended to provide monitoring and management of the computer systems access rights. Such procedures provide for various levels of access by certain individuals as deemed appropriate by management. These procedures also provide for appropriate approvals for programming changes, along with supporting documentation of such approvals. Management has reviewed all individuals and their functions and duties within our information technology department to establish these access and approval controls. Management will also continue evaluating controls related to the recognition of interest income from investment in real estate loans to determine whether additional controls and procedures should be implemented.

Changes in Internal Control Over Financial Reporting

Our management has commenced with the remediation plan discussed above which includes establishing and implementing controls, policies and procedures within our information technology department that are intended to provide monitoring and management of the computer systems access rights. Additionally, our management has implemented controls and procedures related to the recognition of interest income from investment in real estate loans. These controls have been implemented and will be tested during our quarter ending September 30, 2006 to determine their effectiveness.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our Company have been or will be detected. Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all errors.

Notwithstanding the above, nothing has come to the attention of management which would cause management to believe that the material weaknesses noted above have resulted in material misstatements or errors in our financial statements as of June 30, 2006, or for any prior periods.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please refer to Note L Legal Matters Involving the Manager and Note M Legal Matters Involving the Company in Part I Item 1 Financial Statements of this Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Part II Other Item 1A - Risk Factors of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2006 (the “Form 10-Q”) and Form 10-K for the year ended December 31, 2005 (the “Form 10-K”). The materialization of any risks and uncertainties identified in the Company’s Forward Looking Statements contained herein together with those previously disclosed in the Form 10-Q, Form 10-K or those that are presently unforeseen could result in significant adverse effects on the Company’s financial condition, results of operations and cash flows. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements in this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Market Information

There is no established public trading market for the trading of Units.

Holders

As of June 30, 2006, 754 accounts held 2,869,274 Units of interest in the Company.

Distribution Policy

We generally distribute to Unit holders on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Our Operating Agreement also permits distributions of capital. We made distributions of approximately $1,292,000 (prior to reinvested distributions) during the six months ended June 30, 2006, all of which were paid from Net Income Available for Distribution. It is our intention to continue to distribute our Net Income Available for Distribution to our Unit holders.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased under the Plans or Programs
April 2006	476	$10.50	None	None
May 2006	--	--	None	None
June 2006	77,849	$10.50	None	None

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1(1)	Articles of Organization
3.2(2)	Certificate of Amendment to Articles of Organization
3.3(3)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)
4(4)	Distribution Reinvestment Plan
10.7 (5)	Purchase and Sale Agreement, dated August 1, 2004, by and between Luke Properties, LLC and Vestin Fund III, LLC
10.8 (5)	Assignment and Assumption Agreement dated August 16, 2004 by and between Vestin Fund III, LLC and VF III HQ, LLC
10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Group, Inc.
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of John Alderfer
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.
(2)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004, File No. 333-105017.
(3)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.
(4)	Incorporated herein by reference to Exhibit 4.4 of our Post-Effective Amendment No. 5 to Form S-11 Registration Statement filed on April 28, 2006, File No. 333-105017.
(5)	Incorporated herein by reference to our Form 10-Q filed on November 15, 2004, File No. 333-105017.
(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005, File No. 333-105017.

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
John Alderfer
Chief Financial Officer of the Manager
(Principal Financial and Accounting Officer of the Manager)

Dated: August 8, 2006