Form 10-Q
period 2006-09-30
VESTIN FUND III LLC
filed 2006-11-08
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes [   ] No [ X]

As of November 8, 2006, 2,783,533 Units of interest in the Company were outstanding.

Table of Content
PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

VESTIN FUND III, LLC

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2006	December 31, 2005
	(UNAUDITED)
Assets
Cash	$459,000	$1,167,000
Investment in marketable securities - related party	832,000	--
Interest and other receivables	191,000	194,000
Investment in real estate loans, net of allowance for loan losses of $73,000 at September 30, 2006 and December 31, 2005	20,747,000	22,964,000
Investment in real property, net of accumulated depreciation of $445,000 at September 30, 2006 and $287,000 at December 31, 2005	9,433,000	9,591,000
Capitalized loan fees, net of amortization of $24,000 at September 30, 2006 and $16,000 at December 31, 2005	91,000	99,000
Assets under secured borrowings	--	527,000
Deferred rent receivable - related party	269,000	168,000

Total assets	$32,022,000	$34,710,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$114,000	$156,000
Due to Manager	--	38,000
Secured borrowings	--	527,000
Note payable	4,766,000	4,830,000

Total liabilities	4,880,000	5,551,000

Commitments and Contingencies

Members' equity - authorized 10,000,000 units, 2,772,439 units and 2,974,419 units issued and outstanding at September 30, 2006 and December 31, 2005 respectively	27,142,000	29,159,000

Total members' equity	27,142,000	29,159,000

Total liabilities and members' equity	$32,022,000	$34,710,000

The accompanying notes are an intergral part of these statements.
See review report of Independent Registered Public Accounting Firm.

Table of Content

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005

Revenues
Interest income from investment in real estate loans	$567,000	$599,000	$1,703,000	$1,909,000
Rental Income - related party	263,000	215,000	777,000	645,000
Other income	22,000	45,000	85,000	63,000
Total revenues	852,000	859,000	2,565,000	2,617,000

Operating expenses
Management fees - related party	12,000	8,000	36,000	42,000
Interest expense related to secured borrowings	--	10,000	14,000	130,000
Interest expense related to investment in real estate	69,000	92,000	205,000	231,000
Provision for loan losses	--	--	--	37,000
Depreciation and amortization	56,000	56,000	166,000	167,000
Professional fees	59,000	20,000	156,000	169,000
Professional fees - related party	10,000	27,000	14,000	90,000
Other	3,000	3,000	11,000	19,000
Total operating expenses	209,000	216,000	602,000	885,000

NET INCOME	$643,000	$643,000	$1,963,000	$1,732,000

Net income allocated to members	$643,000	$643,000	$1,963,000	$1,732,000

Net income allocated to members per weighted average membership units	$0.22	$0.22	$0.67	$0.63

Weighted average membership units	2,878,643	2,865,842	2,934,344	2,769,380

The accompanying notes are an intergral part of these statements.
See review report of Independent Registered Public Accounting Firm.

Table of Content

VESTIN FUND III, LLC

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2005	2,974,419	$29,159,000

Comprehensive income:

Net income		1,963,000

Unrealized loss on marketable securities		(16,000)

Total comprehensive income		1,947,000

Distributions		(1,929,000)

Reinvestments of distributions	61,085	642,000

Members' redemptions	(263,065)	(2,741,000)

Capital contribution by manager for forgiveness of debt		64,000

Members' equity at September 30, 2006 (Unaudited)	2,772,439	$27,142,000

The accompanying notes are an intergral part of these statements.
See review report of Independent Registered Public Accounting Firm.

Table of Content

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,963,000	$1,732,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	158,000	158,000
Amortization of capitalized loan fees	8,000	9,000
Provision for loan losses	--	37,000
Change in operating assets and liabilities:
Interest receivable	3,000	(61,000)
Deferred rent receivable	(101,000)	--
Accounts payable	(42,000)	68,000
Due to VRM I	--	(6,000)
Due to Manager	26,000	(246,000)
Net cash provided by operating activities	2,015,000	1,691,000

Cash flows from investing activities:
Investments in real estate loans	(19,423,000)	(14,737,000)
Proceeds from loan payoff	16,740,000	5,391,000
Purchase of marketable securities - related party	(848,000)	--
Proceeds from title settlement on investment in real property	--	13,000
Proceeds received from sale of real estate loans to VRM II	4,900,000	500,000
Net cash provided (used) by investing activities	1,369,000	(8,833,000)

Cash flows from financing activities:
Proceeds from issuance of member units	--	3,857,000
Payments on notes payable	(64,000)	(76,000)
Members' redemptions	(2,741,000)	(167,000)
Members' distributions, net of reinvestments	(1,228,000)	(1,062,000)
Members' distributions, net of reinvestments related party	(59,000)	(81,000)
Net cash (used) provided by financing activities	(4,092,000)	2,471,000

NET CHANGE IN CASH	(708,000)	(4,671,000)

Cash, beginning of period	1,167,000	6,286,000

Cash, end of period	$459,000	$1,615,000

The accompanying notes are an intergral part of these statements.
See review report of Independent Registered Public Accounting Firm.

Table of Content

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005

Supplemental disclosures of cash flows information:

Interest paid during the period	$219,000	$241,000

Non-cash investing and financing activities:
Unrealized loss on marketable securities - related party	$16,000	$--
Loans paid in full funded through secured borrowings	$527,000	$--
Capital contribution by Manager through forgiveness of liability due to our Manager	$64,000	$--
Offering costs paid by Vestin Mortgage, Inc. recorded as deferred offering costs and due to manager on the accompanying balance sheet	$--	$94,000
Loans funded through secured borrowings	$--	$2,374,000

The accompanying notes are an intergral part of these statements.
See review report of Independent Registered Public Accounting Firm.

Table of Content
VESTIN FUND III, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

On November 7, 2003, our Registration Statement as filed with the Securities and Exchange Commission became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“Unit”). On November 7, 2005, we discontinued the offering, having sold 2,865,921 Units. Members may participate in our Distribution Reinvestment Plan whereby the members’ distributions may be used to purchase additional Units at the current value. As of September 30, 2006, approximately 204,998 Units had been purchased under this plan.

Our Manager is Vestin Mortgage, Inc. (the “Manager” or “Vestin Mortgage”), a Nevada corporation, which is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation. Michael Shustek, the CEO and director of the Manager, wholly owns Vestin Group, Inc., which is engaged in asset management, real estate lending and other financial services though its subsidiaries. Our Manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. On July 1, 2006, the mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. which has continued the business of brokerage, placement and servicing of commercial real estate loans. Vestin Originations, Inc. is a wholly owned subsidiary of Vestin Group.

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

Vestin Mortgage, Inc. is also the Manager of Vestin Realty Mortgage I, Inc., as the successor by merger to Vestin Fund I, LLC, (“VRM I”), Vestin Realty Mortgage II, Inc, as the successor by merger to Vestin Fund II, LLC, (“VRM II) and inVestin Nevada, Inc., (“inVestin”) a company wholly owned by our Manager’s CEO. These entities also invest in commercial real estate loans.

See review report of Independent Registered Public Accounting Firm.

Table of Content
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

Table of Content
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

As of September 30, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. In addition, we also invest in real estate loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At September 30, 2006, we had $12.3 million in investments in real estate loans that had interest reserves where the total outstanding principal was approximately $134.0 million, including participating lenders. These loans had interest reserves of approximately $7.2 million, of which our portion was $0.7 million. At December 31, 2005, we had $3.9 million invested in real estate loans that had interest reserves where the total outstanding principal was approximately $25.1 million, including participating lenders. These loans had interest reserves of approximately $2.4 million, of which our portion was $0.7 million.

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

Table of Content
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

Investments in Real Property

Real property is stated at cost, less accumulated depreciation. Amounts capitalized as investments in real property consist of the cost of acquisition or construction and any tenant improvements or major improvements that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Upon acquisition, the purchase price of the property is allocated to land, building and improvements and other intangible assets and associated liabilities as required by FAS 141 - Business Combinations (“FAS 141”). The allocation to land is based on an estimate of its fair value based on available information, including appraisals. The allocation to other intangible assets represents the value associated with the in-place leases, including leasing commissions, legal and other related costs.

Real property is depreciated using the straight-line method over the useful lives of the assets by class generally as follows:

Land	Not Depreciated
Building	40 Years
Building Improvements	10-25 Years
Land Improvements	20-25 Years
Tenant Improvements	Lease Term
Intangible Lease Assets including capitalized loan fees	Lease Term

See review report of Independent Registered Public Accounting Firm.

Table of Content
Our Manager continually monitors events and changes in circumstances that could indicate carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, our Manager assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and intangible assets to their fair value and recognize an impairment loss. Our Manager has determined there has been no impairment in the carrying value of real property held by us during the nine months ended September 30, 2006.

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

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS 140. We do not receive any revenues for entering into secured borrowing arrangements. As of September 30, 2006, we have no outstanding secured borrowing arrangements.

Investment in Marketable Securities - Related Party

Investment in marketable securities - related party consists of stock in VRM II. The securities are stated at fair value as determined by the market price as of September 30, 2006. All securities are classified as available-for-sale under the provisions of FAS No. 115 Accounting for Certain Investments in Debt and Equity Securities.

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

See review report of Independent Registered Public Accounting Firm.

Table of Content
At September 30, 2006 and December 31, 2005, the estimated fair value of the real estate loans was approximately $20.8 million and $23.0 million, respectively. At September 30, 2006 we had no assets under secured borrowings. The estimated fair value of assets under secured borrowings, as of December 31, 2005, was approximately $0.5 million. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. As of September 30, 2006 and December 31, 2005, we had approximately $1.4 million and $1.2 million, respectively, in excess of the federally insured limits.

As of September 30, 2006, 30.1%, 18.3%, 12.8%, 11.9% and 11.2% of our loans were in Nevada, California, Oregon, Arizona and Texas, respectively, compared to 18.2%, 23.8%, 5.9%, 25.2% and 11.0% at December 31, 2005, respectively. As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

At September 30, 2006, the aggregate amount of loans to our three largest borrowers represented 21.2% of our total investment in real estate loans. These real estate loans consisted of land, commercial and construction loans, located in Nevada, Oregon, and Washington with first lien positions earning between 9% and 12%, and an outstanding balance of approximately $4.4 million. At December 31, 2005, the aggregate amount of loans to our three largest borrowers represented 41% of our total investment in real estate loans. These real estate loans consisted of commercial and land loans, located in Arizona, California and Nevada, with a first lien position, earning between 10% and 12%, with an aggregate outstanding balance of approximately $9.2 million. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

As of September 30, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. The success of a borrower’s ability to repay our real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash. An increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance.

See review report of Independent Registered Public Accounting Firm.

Table of Content
NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2006 and December 31, 2005, we have four real estate loan products consisting of commercial, construction, acquisition and development and land loans. The effective interest rates on all product categories range from 9% to 13%. Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of September 30, 2006 were as follows:

Loan Type	Number Of Loans	Fund Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	5	$2,885,000	12.07%	13.86%	65.89%
Commercial	8	8,231,000	10.50%	39.53%	72.59%
Construction	3	2,643,000	12.00%	12.70%	61.47%
Land	8	7,061,000	11.25%	33.91%	59.93%
	24	$20,820,000	11.16%	100.00%	65.96%

Investments in real estate loans as of December 31, 2005 were as follows:

Loan Type	Number Of Loans	Fund Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	3	$3,806,000	11.30%	16.52%	47.74%
Commercial	12	12,244,000	9.63%	53.15%	65.33%
Construction	2	1,231,000	12.00%	5.34%	64.50%
Land	3	5,756,000	11.01%	24.99%	56.44%
	20	$23,037,000	10.38%	100.00%	60.16%

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

(2)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets:

	September 30, 2006 Balance	December 31, 2005 Balance
Balance Per Loan Portfolio	$20,820,000	$23,037,000
Less:
Allowance for Loan Losses	(73,000)	(73,000)
Balance per Balance Sheet	$20,747,000	$22,964,000

See review report of Independent Registered Public Accounting Firm.

Table of Content
The following is a schedule of priority of real estate loans as of September 30, 2006 and December 31, 2005.

Loan Type	Number of Loans	September 30, 2006 Balance*	Portfolio Percentage	Number of Loans	December 31, 2005 Balance*	Portfolio Percentage

First Deeds of Trust	23	$20,520,000	98.56%	18	$21,527,000	93.45%
Second Deeds of Trust**	1	300,000	1.44%	2	1,510,000	6.55%
	24	$20,820,000	100.00%	20	$23,037,000	100.00%

* Please see note (2) above
** Generally, our second trust deeds are junior to first trust deed positions held by either us or our Manager.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2006:

October 2006 - December 2006	$5,300,000
January 2007 - March 2007	1,168,000
April 2007 - June 2007	6,070,000
July 2007 - September 2007	4,800,000
October 2007 - December 2007	3,482,000
Thereafter	--
Total	$20,820,000

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2006 and December 31, 2005:

	September 30, 2006 Balance*	Portfolio Percentage	December 31, 2005 Balance*	Portfolio Percentage

Arizona	$2,469,000	11.86%	$5,807,000	25.21%
California	3,817,000	18.33%	5,490,000	23.83%
Mississippi	875,000	4.20%	--	--%
Nevada	6,260,000	30.07%	4,194,000	18.21%
North Carolina	--	--%	102,000	0.44%
Oklahoma	1,000,000	4.80%	1,000,000	4.34%
Oregon	2,656,000	12.76%	1,356,000	5.89%
Texas	2,330,000	11.19%	2,525,000	10.96%
Washington	1,413,000	6.79%	1,360,000	5.90%
Wisconsin	--	--%	1,203,000	5.22%
Total	$20,820,000	100.00%	$23,037,000	100.00%

* Please see note (2) above

At September 30, 2006, the following two loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates, L.P. and Rio Vista Nevada, LLC. These loans are currently carried on our books at a value of approximately $1.6 million. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings. The following two real estate loans were classified as non-performing during the nine months ended September 30, 2006:

See review report of Independent Registered Public Accounting Firm.

Table of Content

•
Monterrey Associates, L.P., a loan secured by a 248 Unit apartment complex in Oklahoma City, OK, along with other real estate collateral, with an outstanding balance of approximately $4.4 million of which our portion is approximately $1.0 million. The loan is two months in arrears in payments of interest. Our Manager has commenced foreclosure proceedings and is filing litigation to enforce the personal guarantee on the loan. An independent receiver has been appointed to manage the property. Our Manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary.

•
Rio Vista Nevada, LLC, a loan secured by 480 residential building lots located within the Rio Vista Master Planned Community in Cathedral City, CA with an outstanding balance of approximately $30 million of which our portion is approximately $0.6 million. The loan is one month in arrears in payment of interest. Our Manager is assisting the borrower in selling the property to satisfy the principal balance of the loan and accrued interest. Our Manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary.

The following schedule summarizes the non-performing loans:

Description of Collateral	Balance at September 30, 2006	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
248-unit apartment complex in Oklahoma City, OK	$1,000,000	09/01/2006	1	23%
480 residential building lots in Rio Vista Master Planned Community in Cathedral City, CA	577,000	10/25/2006	1	2%
	$1,577,000

Our Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of September 30, 2006, we have provided an allowance for loan losses of $73,000. Our Manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal. Our Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

The following is a roll-forward of the allowance for loan losses for the nine months ended September 30, 2006:

Description	Balance at December 31, 2005	Provisions	Deductions	Balance at September 30, 2006
Valuation Allowance	$73,000	--	--	$73,000

In addition, our Manager had granted extensions on four loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of September 30, 2006 was approximately $4.2 million. Our Manager concluded that no allowance for loan loss was necessary with respect to these loans as of September 30, 2006.

See review report of Independent Registered Public Accounting Firm.

Table of Content
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

Based upon this evaluation, a determination was made as to whether the allowance for loan losses was adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income. As of September 30, 2006, our Manager had provided $73,000 for an allowance for loan losses.

NOTE E — INVESTMENT IN REAL PROPERTY

Investment in real property consists of an approximately 42,000 square foot office building located at 8379 West Sunset Road in Las Vegas, Nevada. The purchase price and related closing costs was approximately $9,800,000. As of September 30, 2006, the building was fully leased by Vestin Group, earning us monthly rent revenue of approximately $87,000. Vestin Group has sub-leased office space in the building as permitted by the lease agreement at rates equal to or less than rates we receive. We provided $4,850,000 of the purchase price from our capital and borrowed $4,950,000 for the remainder of the purchase price. We subsequently conveyed the real property to our wholly-owned subsidiary, VF III HQ, LLC.

Subsequent to the purchase of this property we invested an additional $90,000 in tenant improvements. As of September 30, 2006, the carrying value of this property was $9.4 million, net of accumulated depreciation of $445,000.

We have entered into a purchase agreement to sell the building to a third party at a sales price of $14,250,000, recognizing a gain of approximately $3.1 million, net of sales expenses. Included in sales expense is a 3.0% commission fee to our Manager. Escrow is scheduled to close in November 2006. No assurance can be given that the foregoing sale will be completed.

As further discussed in Note N - Segment Information below, net income on this segment of our business was approximately $342,000, which represents nine months of operating activity. The following represents our estimated yield on this investment from a cash flow perspective.

See review report of Independent Registered Public Accounting Firm.

Table of Content

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Net Income From Real Estate Segment	$342,000	$153,000
Less Principal Payments	(64,000)	(76,000)
Less Deferred Rent Receivable - Related Party	(101,000)	--
Add Back Depreciation and Amortization	166,000	167,000
Yield	$343,000	$244,000
Investment Provided from Capital	$4,850,000	$4,850,000
Months of Operation	9	9
Annualized Yield on Real Estate Segment	9.43%	6.71%

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

NOTE F — LEASING ACTIVITY

We lease a facility, described in Note E- Investment in Real Property above, to Vestin Group under a 10 year non-cancelable lease agreement, expiring March 2014, with two, five-year optional extensions. The agreement calls for an annual base rent of approximately $894,000, plus a 4% annual increase. Rental income recognized for the leased facility is recognized on a straight line basis over the term of the lease. For the nine months ended September 30, 2006 and 2005, rental income totaled $777,000 and $645,000, respectively. Deferred rent receivable - related party as of September 30, 2006 was $269,000.

Future minimum base rent to be received, due under non-cancelable leases with Vestin Group in effect as of September 30, 2006 are as follows:

October 1, 2006 Through September 30, 2007	$933,000
October 1, 2007 Through September 30, 2008	970,000
October 1, 2008 Through September 30, 2009	1,009,000
October 1, 2009 Through September 30, 2010	1,049,000
October 1, 2010 Through September 30, 2011	1,091,000
Thereafter:	3,386,000

Total:	$8,438,000

We have entered into a purchase agreement to sell the building we lease to Vestin Group to a third party at a sales price of $14,250,000, recognizing a gain of approximately $3.1 million, net of sales expenses. Included in sales expense is a 3.0% commission fee to our Manager. Escrow is scheduled to close in November 2006. Upon the sale of the building we will no longer recognize rental income related to the building.  No assurance can be given that the foregoing sale will be completed.

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

See review report of Independent Registered Public Accounting Firm.

Table of Content
Transactions with the Manager

Our Manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income. For the three and nine months ended September 30, 2006 we recorded fees to our Manager of approximately $12,000 and $36,000, respectively, compared to $8,000 and $42,000 respectively, for the same periods in 2005. During April 2006, we recognized a capital contribution from our Manager related to a forgiveness of management fee incurred in the amount of $64,000.

For the nine months ended, September 30, 2006 and 2005, we paid pro rata distributions owed to our manager of approximately $36,000 and $70,000, respectively based upon 54,862 units owned by our manager.

We lease an office building, located in Las Vegas, NV, to Vestin Group, earning us monthly rent revenue of approximately $87,000. During the three and nine months ended September 30, 2006 we earned rental income of $263,000 and $777,000, respectively, as compared to $215,000 and $645,000 for the three and nine months ended September 30, 2005.

Transactions with Other Related Parties

As of September 30, 2006, we owned 121,685 common shares of VRM II. For the nine months ended September 30, 2006 we received approximately $7,000 in dividends from VRM II based on the number of shares we held on the dividend record date.

During the nine months ended September 30, 2006 and 2005, VRM II purchased $4.9 million and $0.5 million in real estate loans from us. No gain or loss resulted from these transactions.

For the nine months ended September 30, 2006 and 2005, we paid pro rata distributions owed to inVestin of approximately $23,000 and $11,000 respectively, based upon 34,856 units owned by inVestin.

During the three and nine months ended September 30, 2006, we incurred expense of $10,000 and $14,000, respectively, for legal fees to the law firm of Levine, Garfinkel, and Katz, as compared to $27,000 and $90,000 for the three and nine months ended September 30, 2005. The Secretary of Vestin Group is an equity member of this law firm.

NOTE H — SECURED BORROWINGS

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any revenues for entering into secured borrowing arrangements. Loans in which third party investors have participated through Inter-creditor Agreements are accounted for as secured borrowings in accordance with FAS 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for mortgage loans whereby a third party investor (the “Investor”) may participate on a senior basis in certain mortgage loans with us and/or VRM I and/or VRM II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

See review report of Independent Registered Public Accounting Firm.

Table of Content
As of September 30, 2006, we had no Inter-creditor Agreements as compared to December 31, 2005, where we had $527,000 in funds being used under Inter-creditor Agreements where we have potential obligations as defined above.

NOTE I — NOTE PAYABLE

Note payable consists of the following:

Balance at September 30, 2006
10- year note payable secured by real property, bearing interest at 5.6% per annum, payable in monthly principal and interest installments of $31,000	$4,766,000

As of September 30, 2006, the scheduled principal reduction of the note payable was as follows:

October 1, 2006 Through September 30, 2007	$105,000
October 1, 2007 Through September 30, 2008	111,000
October 1, 2008 Through September 30, 2009	117,000
October 1, 2009 Through September 30, 2010	124,000
October 1, 2010 Through September 30, 2011	131,000
Thereafter:	4,178,000

Total	$4,766,000

NOTE J — MEMBERS’ EQUITY

Membership Units

During the nine months ended September 30, 2006, members received 61,085 units as a result of reinvestments of distributions.

Allocations and Distributions

In accordance with our Operating Agreement, profits, gains and losses are to be credited to and charged against each member’s capital account in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Distributions are paid monthly to members. Members may elect to reinvest their distributions. For the nine months ended September 30, 2006, distributions to members were approximately $1,287,000, net of reinvestments of $642,000.

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

See review report of Independent Registered Public Accounting Firm.

Table of Content
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

Redemption Limitation

In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. As of September 30, 2006, the total of redemptions made from inception was $3.1 million. Balances in Members’ capital accounts as of January 1, 2006 were $29.2 million, which limited redemptions to $2.9 million for calendar 2006. Total redemptions during the nine months ended September 30, 2006 were approximately $2.7 million. The remaining requests to redeem are approximately $0.2 million in 2006, $2.6 million in 2007 and $1.7 million in 2008, subject to unit valuation adjustments.

In order to satisfy these redemption requests, in the past, we have accumulated a cash reserve. This is in addition to the 3% reserve we maintained for working capital purposes. This reserve is generally accumulated by retaining funds received upon the pay-off of loans and not reinvesting them in new loans or through borrowings. This has the effect of reducing the amount of capital we deploy in real estate loans, which in turn reduces our revenues and distributions to members.

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

On September 13, 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. However, early application is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, filed after the publication of this guidance. The Company is currently assessing the impact of the adoption of SAB 108.

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 157 - Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2008. The Company is currently assessing the impact of the adoption of this Statement.

See review report of Independent Registered Public Accounting Firm.

Table of Content
NOTE L — LEGAL MATTERS INVOLVING THE MANAGER

Vestin Group, Vestin Mortgage, and Del Mar Mortgage, Inc., a company wholly owned by Michael V. Shustek, the sole stockholder and CEO of Vestin Group, are defendants in a civil action entitled Desert Land, LLC et al. v. Owens Financial Group, Inc. et al (the “Action”). The Action is based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999, prior to the formation of Vestin Fund III, LLC. Desert Land sought in excess of $10 million in monetary damages. On April 10, 2003, the United States District Court for the District of Nevada (the “Court”) entered judgment jointly and severally in favor of Desert Land against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. Judgment was predicated upon the Court’s finding that Del Mar Mortgage, Inc. received an unlawful penalty fee from the plaintiffs.

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

On or about April 6, 2006, Desert Land filed a Writ of Certiorari seeking review of the 9th Circuit’s decision by the United States Supreme Court. The U.S. Supreme Court denied Desert Land’s Writ of Certiorari on June 12, 2006, effectively ending this action.

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

See review report of Independent Registered Public Accounting Firm.

Table of Content
The United States Securities and Exchange Commission, (the “Commission”) conducted an investigation of certain matters related to us, our Manager, Vestin Capital, VRM I and VRM II. We fully cooperated during the course of the investigation. On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the Commission (the “Order”). Our Manager, Vestin Mortgage and its Chief Executive Officer, Michael Shustek, as well as Vestin Capital (collectively, the “Respondents”), consented to the entry of the Order without admitting or denying the findings therein. In the Order, the Commission finds that the Respondents violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 through the use of certain slide presentations in connection with the sale of units in us and in VRM II’s predecessor, Vestin Fund II, LLC. The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and Mr. Shustek’s suspension from association with any broker or dealer for a period of six months. In addition, the Respondents agreed to implement certain undertakings with respect to future sales of securities. We are not a party to the Order and we do not expect that the sanctions imposed upon the Respondents will have any material affect upon our operations.

VRM II, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 88 separate plaintiffs (“Plaintiffs”) in District Court for Clark County, Nevada. The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Vestin Fund II, LLC into VRM II. The Action seeks monetary damages and a rescission of the REIT conversion. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. Under the terms of our management agreement and Fund II’s operating agreement, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by the Company with respect to the above actions.

VRM II and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Vestin Fund II, LLC into VRM II. The action is being brought as a purported class action on behalf of all members of Vestin Fund II who did not vote in favor of the merger. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of VRM II’s management agreement and Fund II’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.

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

See review report of Independent Registered Public Accounting Firm.

Table of Content
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

Our two reportable segments are investments in real estate loans and investments in real estate.

Financial information concerning our reportable segments is presented as follows for the nine months ended September 30, 2006 and 2005:

	For the Nine Months Ended September 30, 2006	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$1,688,000	$1,688,000	$--
Interest income from secured borrowings	15,000	15,000	--
Rental income-related party	777,000	--	777,000
Other	85,000	85,000	-
Total revenues	2,565,000	1,788,000	777,000

Operating expenses
Management fees - related party	36,000	25,000	11,000
Provision for loan losses	--	--	--
Professional fees	156,000	110,000	46,000
Professional fees-related party	14,000	10,000	4,000
Other	11,000	8,000	3,000
Total operating expenses	217,000	153,000	64,000

EBITDA*	2,348,000	1,635,000	713,000

Less:
Depreciation and Amortization	166,000	--	166,000
Interest expense related to secured borrowings	14,000	14,000	--
Interest expense related to investment in real estate	205,000	--	205,000

NET INCOME	$1,963,000	$1,621,000	$342,000

See review report of Independent Registered Public Accounting Firm.

Table of Content

	For the Nine Months Ended September 30, 2005	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$1,757,000	$1,757,000	$--
Interest income from secured borrowings	152,000	152,000	--
Rental income-related party	645,000	--	645,000
Other	63,000	63,000	--
Total revenues	2,617,000	1,972,000	645,000

Operating expenses
Management fees - related party	42,000	23,000	19,000
Provision for loan losses	37,000	37,000	--
Professional fees	169,000	124,000	45,000
Professional fees-related party	90,000	65,000	25,000
Other	19,000	14,000	5,000
Total operating expenses	357,000	263,000	94,000

EBITDA*	2,260,000	1,709,000	551,000

Less:
Depreciation and Amortization	167,000	--	167,000
Interest expense related to secured borrowings	130,000	130,000	--
Interest expense related to investment in real estate	231,000	--	231,000

NET INCOME	$1,732,000	$1,579,000	$153,000

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

NOTE O — SUBSEQUENT EVENTS

During October 2006, we, Vestin Origination, Inc., VRM I and VRM II entered into an intercreditor agreement with a third party totaling $20 million related to the funding of a $31.3 million construction real estate loan, of which approximately $22.0 million has been funded through November 7, 2006. The secured borrowing will be recognized pro rata between us, VRM I and VRM II for the amount each entity has funded for the loan. As of November 7, 2006, our portion is approximately $1.7 million. In the event VRM I and VRM II were unable to pay there pro rata share of the secured borrowing, we would be liable for the full outstanding balance. Our Manager believes this to be a remote possibility.

See review report of Independent Registered Public Accounting Firm.

Table of Content

We have entered into a purchase agreement to sell the building we lease to Vestin Group to a third party at a sales price of $14,250,000, recognizing a gain of approximately $3.1 million, net of sales expenses. Included in sales expense is a 3.0% commission fee to our Manager. Escrow is scheduled to close in November 2006. Upon the sale of the building we will no longer recognize rental income related to the building. No assurance can be given that the foregoing sale will be completed.

See review report of Independent Registered Public Accounting Firm.

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the members of Vestin Fund III, LLC:

We have reviewed the accompanying consolidated balance sheet of Vestin Fund III, LLC and its subsidiary as of September 30, 2006, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, members’ equity and comprehensive income for the nine-month period ended September 30, 2006, and cash flows for the nine-month periods ended September 30, 2006 and 2005. All information included in these consolidated financial statements is the representation of the management of Vestin Fund III, LLC.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vestin Fund III, LLC as of December 31, 2005 and the related consolidated statements of operations, members’ equity and cash flows for the year then ended. In our report dated March 9, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
November 7, 2006

Table of Content
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2006. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2005.

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

Our real estate program objective has been to invest in income-producing multifamily residential units, assisted living facilities, office buildings, industrial and retail properties and other income-producing real property, such as hotels and resorts, restaurants, parking lots and amusement parks. To date, our investments in real estate have been limited to a single office building.

Table of Content
Our operating results depend primarily upon (i) the amount of capital we have to invest in real estate loans and income producing real estate, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans, (v) our ability to identify and acquire suitable income-producing properties, (vi) the level of rents or other income we are able to generate from our acquired properties, (vii) the level of non-performing assets and loan losses which we experience, and (viii) negative fluctuations in the fair market value of income-producing properties that we own. At September 30, 2006, two loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates and Rio Vista Nevada. These loans are currently carried on our books at a value of approximately $1.6 million. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings. For additional information see Note D - Investment Real Estate Loans of the Notes to Financial Statements included in Part I, Item 1 Financial Statements of this Report Form 10-Q. Our capital, subject to an approximate 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans. We do not have any arrangements in place to materially increase the funds we will have available to invest from any other sources. See discussion under - “Capital and Liquidity.”

The recent increase in non-performing assets may reflect the risk inherent in our business strategy which entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults which may reduce the amount of funds we have to pay distributions to our members. Such conditions may also require us to restructure loans. The weighted average term of our outstanding loans as of September 30, 2006 was 14 months, compared to 16 months at December 31, 2005.

Uncertain economic conditions during the next year could have a material impact on the collectibility of our loans. A downturn in the real estate markets where we conduct business might increase defaults on our loans and might require us to record additional reserves with respect to non-performing loans. Recognizing the risk, we seek to maintain an adequate loan-to-value ratio which, as of September 30, 2006, was 65.96% on a weighted average basis, generally using appraisals prepared on an “as-if developed basis” in connection with the loan origination. The increase in the weighted average loan to value ratio from 60.16%, as of December 31, 2005, to 65.96%, as of September 30, 2006, is primarily due to seven loans being funded during the nine month period, totaling approximately $7.6 million, with a loan to value ratios ranging from 72.86% to 78.86%. The majority of these loans were to repeat borrowers with a history of good standing with us. In addition the terms of these loans are 18 months or less. In this manner, we hope to retain sufficient cushion in the underlying equity position to protect the value of our loans in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

We generally invest in real estate loans throughout the areas in which Vestin Mortgage and its correspondents have experience. As of September 30, 2006 our loans were in the following states; Arizona, California, Mississippi, Nevada, Oklahoma, Oregon, Texas and Washington.

Table of Content
SUMMARY OF FINANCIAL RESULTS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Total revenues	$852,000	$859,000	$2,565,000	$2,617,000
Total operating expenses	$209,000	$216,000	$602,000	$885,000

NET INCOME	$643,000	$643,000	$1,963,000	$1,732,000

Net income allocated to members	$643,000	$643,000	$1,963,000	$1,732,000

Net income allocated to members per weighted average membership units	$0.22	$0.22	$0.67	$0.63

Weighted average membership units	2,878,643	2,865,842	2,934,344	2,769,380

Annualized rate of return to members (a)	8.44%	8.64%	8.52%	8.12%

Cash distributions	$637,000	$539,000	$1,929,000	$1,885,000

Cash distributions per weighted average membership units	$0.22	$0.19	$0.66	$0.68

Weighted average term of outstanding loans	14 months	16 months	14 months	16 months

(a)
The annualized rate of return to members is calculated based upon the GAAP net income allocated to members per weighted average units as of September 30, divided by the number of days during the period (92 and 273 days for the three and nine months ended September 30, 2006 and 2005) and multiplied by three hundred and sixty five (365) days, then divided by the cost per unit ($10.50 and $10.30 for 2006 and 2005, respectively).

Comparison of Operating Results for the three months ended September 30, 2006 to the three months ended September 30, 2005.

Total Revenues: Revenues for the three months ended September 30, 2006 decreased compared to the same period in 2005, by approximately $7,000 or 0.81% primarily due to the following factors:

•
Interest income from investment in real estate loans decreased approximately $32,000 or 5.34% as a result of a decrease in investment in real estate loans. Investment in real estate loans declined by approximately $1.6 million from $22.4 million at September 30, 2005 to $20.8 million as of September 30, 2006. The decline in investment in real estate loans is attributable in part to the reduction in capital, resulting from membership unit redemptions, we had available for investments. Our capital was reduced by redemption of membership units of approximately $2.7 million from September 30, 2005 to September 30, 2006.

•
Included in other income during the three months ended September 30, 2005, is a loan origination fee of $25,000 from an investment in a real estate loan. No such income was recorded during the three months ended September 30, 2006.

Table of Content
These decreases were offset by the increase in rental income of approximately $48,000 due to the recognition of deferred rental income during the three months ended September 30, 2006

Total Operating Expenses: For the three months ended September 30, 2006, total expenses were approximately $209,000 compared to approximately $216,000 for the same period in 2005, a decrease of approximately $7,000 or 3.24%. Expenses were primarily affected by the following factors:

•
Our interest expense related to secured borrowings decreased approximately $10,000 due to the decrease in the amount of loans financed under secured borrowings during the nine months ended September 30, 2006.

•
Expenses related to professional fees increased by approximately $22,000. Primarily due to the increase in legal fees relating to the sale of the building and other legal expenses related to our public filings during the three months ended September 30, 2006.

Comparison of Operating Results for the nine months ended September 30, 2006 to the nine months ended September 30, 2005.

Total Revenues: Revenues for the nine months ended September 30, 2006 decreased compared to the same period in 2005, by approximately $52,000 or 1.99% primarily due to the following factors:

•
Interest income from investment in real estate loans for the nine months ended September 30, 2006 compared to the same period in 2005 decreased approximately $206,000 or 10.79% as a result of a decrease in investment in real estate loans. The decline in investment in real estate loans is attributable in part to the reduction in capital, resulting from membership unit redemptions, we had available for investments. Our capital was reduced by redemption of membership units of approximately $2.7 million from September 30, 2005 to September 30, 2006.

This decrease was partially offset by an increase in rental income by approximately $132,000 due to the increase in deferred rent receivable during the nine months ended September 30, 2006.

Total Operating Expenses: For the nine months ended September 30, 2006, total expenses were approximately $602,000 compared to approximately $885,000 for the same period in 2005, a decrease of approximately $283,000 or 31.98%. Expenses were primarily affected by the following factors:

•
Interest expense related to secured borrowings decreased approximately $116,000 during the nine months ended September 30, 2006 compared to the same period in 2005 due to the decrease in the amount of loans financed under secured borrowing referred to above.

•
Expenses related to professional fees decreased by approximately $89,000. During the 2005 period, we incurred accounting fees related to the preparation of our public filings. In addition, our manager undertook a number of measures to contain costs, including an enhancement of its internal accounting capabilities.

Net Income: Overall net income for the three and nine months ended September 30, 2006, totaled approximately $643,000 and $1,963,000, respectively, as compared to $643,000 and $1,732,000 for the three and nine months ended September 30, 2005.

Annualized Rate of Return to Members: For the three and nine months ended September 30, 2006, the annualized rate of return to members as calculated based on GAAP net income was 8.44% and 8.52%, respectively, as compared to 8.64%, and 8.12% for the three and nine months ended September 30, 2005.

Table of Content
Distributions to Members: The following is a schedule of distributions made to members for the nine months ended September 30, 2006 and 2005.

	For the Nine Months Ended September 30,
	2006	2005

Distribution of Net Income Available for Distribution	$1,929,000	$1,885,000
Distribution in Excess of Net Income Available for Distribution	--	--
Total Distributions	$1,929,000	$1,885,000

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

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities. The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Nine Months Ended September 30,
	2006	2005
Distribution of net income available for distribution	$1,929,000	$1,885,000
Additions to working capital reserves (amount not distributed)	200,000	51,000
Change in operating assets and liabilities:
Interest receivable	3,000	(61,000)
Deferred rent receivable - related party	(101,000)	--
Accounts payable	(42,000)	68,000
Due from Fund I	--	(6,000)
Due to Manager	26,000	(246,000)
Net cash provided by operating activities	$2,015,000	$1,691,000
Net cash provided (used) by investing activities	$1,369,000	$(8,833,000)
Net cash (used) provided by financing activities	$(4,092,000)	$2,471,000

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

Table of Content
Redemptions: In accordance with the terms of our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. As of September 30, 2006, the total of redemptions made from inception was $3.1 million. Balances in Members’ capital accounts as of January 1, 2006 were $29.2 million, which limited redemptions to $2.9 million for calendar 2006. Total redemptions during the nine months ended September 30, 2006 were approximately $2.7 million. The remaining requests to redeem are approximately $0.2 million in 2006, $2.6 million in 2007 and $1.7 million in 2008, subject to unit valuation adjustments.

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

During the nine months ended September 30, 2006, cash flows provided by our operating activities approximated $2.0 million. Our investing activities for the nine months ended September 30, 2006 consisted of cash used from the purchase of new investments in loans secured by real estate in the amount of $19.4 million and cash proceeds from loan payoffs of investment in real estate loans of approximately $16.7 million. We also purchased $0.8 million in marketable securities - related party and sold $4.9 million in investments in real estate loans to VRM II. Our financing activities primarily consisted of cash used for members’ distributions, net of reinvestments, of approximately $1.3 million, members’ redemptions of approximately $2.7 million and payments from a note payable of approximately $64,000.

Since we distribute most or all of our operating income, our sources of liquidity include: repayments of outstanding loans, sale of real property, distribution reinvestments by our members and arrangements with third parties to participate in our loans. Effective November 7, 2005, we discontinued the offering of our Units, except for Units sold through our Distribution Reinvestment Plan. In the future, we may also generate liquidity through the sale of our real property investments. However, under our Operating Agreement, the proceeds from any sale of real property occurring after November 2010 must be distributed to members and will not be available for reinvestment.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans and real estate properties. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets include loans in non-accrual status of approximately $1.6 million, as of September 30, 2006 It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our Manager believes that these non-performing assets are a result of factors unique to specific borrowers and properties. Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition. Additionally, if there is a downturn in the economies in which we invest in real estate, the level of rents we can charge to lease our properties can diminish our capital resources and would diminish our ability to invest in new properties or service any related debt.

Table of Content
In addition, any significant level of redemptions by our members would reduce the capital we have available for investment. In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. As of September 30, 2006, the total of redemptions made from inception was $3.1 million. Balances in Members’ capital accounts as of January 1, 2006 were $29.2 million, which limited redemptions to $2.9 million for calendar 2006. Total redemptions during the nine months ended September 30, 2006 were approximately $2.7 million. The remaining requests to redeem are approximately $0.2 million in 2006, $2.6 million in 2007 and $1.7 million in 2008, subject to unit valuation adjustments.

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

We have entered into a purchase agreement to sell the building to a third party at a sales price of $14,250,000, recognizing a gain of approximately $3.1 million, net of sales expenses. Included in sales expense is a 3.0% commission fee to our Manager. Escrow is scheduled to close in November 2006. Upon the sale of the building we will no longer recognize rental income related to the building. No assurance can be given that the foregoing sale will be completed. Proceeds for the sale of the building will be used for new investments in real estate loans.

Any significant level of redemptions by our members would reduce the amount of capital available for investment. In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. Our Operating Agreement also provides other conditions limiting redemptions.

Approximately 45% of our members currently reinvest their distributions. The level of reinvested distributions is likely to be affected by our operating performance. If our performance does not meet the expectations of our members, the level of reinvestment may decline.

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

As of September 30, 2006, we had no Inter-creditor Agreements as compared to December 31, 2005, where we had $527,000 in funds being used under Inter-creditor Agreements where we have potential obligations as defined above.

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

Table of Content
During October 2006, we, Vestin Origination, Inc., VRM I and VRM II entered into an intercreditor agreement with a third party totaling $20 million related to the funding of a $31.3 million construction real estate loan, of which approximately $22.0 million has been funded through November 7, 2006. The secured borrowing will be recognized pro rata between us, VRM I and VRM II for the amount each entity has funded for the loan. As of November 7, 2006, our portion is approximately $1.7 million. In the event VRM I and VRM II were unable to pay there pro rata share of the secured borrowing, we would be liable for the full outstanding balance. Our Manager believes this to be a remote possibility.

INVESTMENTS IN REAL ESTATE LOANS SECURED BY REAL ESTATE PORTFOLIO

We offer five real estate loan products consisting of commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 9% to 13%. Revenue by product will fluctuate based upon relative balances during the period. We had investments in 24 real estate loans as of September 30, 2006, with a balance of $20.8 million as compared to investments in 20 real estate loans as of December 31, 2005, with a balance of $23.0 million.

At September 30, 2006, two loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates and Rio Vista Nevada. These loans are currently carried on our books at a value of approximately $1.6 million. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

The weighted average contractual term of outstanding loans at September 30, 2006 was 14 months. As of September 30, 2006, our real estate loans mature during the next 18 months. All but one of the outstanding real estate loans at September 30, 2006 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties. For additional information on our investments in real estate loans, refer to Note D - Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Interim Report Form 10-Q.

INVESTMENT IN REAL PROPERTY

Investment in real property consists of an approximately 42,000 square foot office building located at 8379 West Sunset Road in Las Vegas, Nevada. The purchase price and related closing costs were approximately $9,800,000. As of September 30, 2006, the building was fully leased by Vestin Group, earning us monthly rent revenue of approximately $87,000. Vestin Group has sub-leased office space in the building as permitted by the lease agreement at rates equal to or less than rates we receive. We have entered into a purchase agreement to sell the building to a third party at a sales price of $14,250,000, recognizing a gain of approximately $3.1 million, net of sales expenses. Included in sales expense is a 3.0% commission fee to our Manager. Escrow is scheduled to close in November 2006. Upon the sale of the building we will no longer recognize rental income related to the building. No assurance can be given that the foregoing sale will be completed. For additional information on our investments in real property, refer to Note E - Investments In Real Property, Note F - Leasing Activity and Note N - Segment Information of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Interim Report Form 10-Q.

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

Table of Content

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

We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying secured properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital. At September 30, 2006, we had $0.5 million in cash, $0.8 million invested in marketable securities - related party and $32.0 million in total assets.

CONTRACTUAL OBLIGATIONS

Our contractual obligations as of September 30, 2006 consisted of a 10 year note payable secured by real property.

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Note Payable	$4,766,000	$105,000	$228,000	$255,000	$4,178,000
Total	$4,766,000	$105,000	$228,000	$255,000	$4,178,000

Table of Content
Cash provided by the operating activities of our investments in real estate segment is primarily dependent on the occupancy level of our properties, the rental rates on our leases, the collectibility of rents from our tenants, and the level of operating and other expenses. Since we intend on leveraging our capital for property acquisitions, we will depend on cash provided by operating activities to service such debt. The following table summarizes future minimum base rent to be received from our Manager under a non-cancelable lease on our sole real estate property at September 30, 2006:

October 1, 2006 Through September 30, 2007	$933,000
October 1, 2007 Through September 30, 2008	970,000
October 1, 2008 Through September 30, 2009	1,009,000
October 1, 2009 Through September 30, 2010	1,049,000
October 1, 2010 Through September 30, 2011	1,091,000
Thereafter:	3,386,000

Total:	$8,438,000

We have entered into a purchase agreement to sell the building we lease to Vestin Group to a third party at a sales price of $14,250,000, recognizing a gain of approximately $3.1 million, net of sales expenses. Included in sales expense is a 3.0% commission fee to our Manager. Escrow is scheduled to close in November 2006. Upon the sale of the building we will no longer recognize rental income reltated to the building. No assurance can be given that the foregoing sale will be completed.

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2006 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$193,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$965,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(193,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(965,000)

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

Table of Content
We recognize income from rent once all of the following criteria are met in accordance with the FAS 13 - Accounting for Leases (“FAS 13”):

•	The agreement has been fully executed and delivered;

•	Services have been rendered;

•	The amount is fixed or determinable, and

•	The collectibility is reasonable assured.

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2006 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$208,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$1,041,000
Allowance for loan losses assumption decreased by 0.4% of loan portfolio	$(73,000)

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

Table of Content

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

Most of our assets consist of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements. At September 30, 2006, our aggregate investment in real estate loans was approximately $20.7 million, net of allowance, with a weighted average effective interest rate of 11.16%. We had no loans financed under Inter-creditor Agreements at September 30, 2006 which would be classified as assets under secured borrowing. Most of the real estate loans have an initial term of 12 months; the weighted average term of outstanding loans at September 30, 2006 was 14 months. All but one of the outstanding real estate loans at September 30, 2006 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans have prepayment penalties and five loans have an exit fee.

As of September 30, 2006, approximately $9.4 million or 29.5% of our assets consist of investment in income producing real property, net of accumulated depreciation. This property is located in Las Vegas, Nevada and is leased entirely by our Manager, earning us monthly rent revenue of approximately $87,000. Vestin Group has sub-leased office space in the building as permitted by the lease agreement at rates equal to or less than rates we receive.

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

The following table contains information about the investment in real estate loans held in our portfolio as of September 30, 2006. The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2006 through 2009 and separately aggregates the information for all maturities arising after 2009. The carrying values of these assets approximate their fair value as of September 30, 2006.

Interest Earning Assets Aggregated by Maturity at September 30, 2006
Interest Earning Assets	2006	2007	2008	2009	Thereafter	Total

Investments In Real Estate Loans	$5,300,000	$15,520,000	$--	$--	$--	$20,820,000

Weighted Average Interest Rates	10.98%	11.22%	--%	--%	--%	11.16%

Table of Content
At September 30, 2006, we also had approximately $0.5 million invested in cash and cash equivalents and $0.8 million invested in marketable securities - related party. Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Manager’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006.

Our Manager’s Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our Manager is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of our Company are being made only in accordance with authorizations of our Manager; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2006, our Manager had identified the following material weaknesses in their assessment of the effectiveness of our internal control over financial reporting:

•
Controls over computer database of investments in real estate loans: Our Manager did not establish effective controls over investments in real estate loans, specifically relating to the access to the computer database of investments in real estate loans which summarizes information used to prepare the related disclosures, including the classification of types of loan, portfolio percentage, loan to value percentage, and the geographical location of the investment in real estate loans. During the period ended September 30, 2006, our Manager established and implemented controls, policies and procedures within our information technology department that are intended to provide monitoring and management of the computer systems access rights. Such procedures provide for various levels of access by certain individuals as deemed appropriate by our Manager. These procedures also provide for appropriate approvals for programming changes, along with supporting documentation of such approvals. Our Manager has reviewed all individuals and their functions and duties within our information technology department to establish these access and approval controls.

Table of Content

•
Controls over information recorded in the computer database of investments in real estate loans: Our Manager identified errors in recording information in the computer database of investments in real estate loans related to the origination of new loans and loan servicing which summarizes information used to prepare the related disclosures, including the classification of types of loan, portfolio percentage, loan to value percentage, and the geographical location of the investment in real estate loans. During the period ended September 30, 2006, our Manager established and implemented additional controls, policies and procedures within our loan origination department which require critical information recorded in the computer database to be reviewed and documented by an additional person following the information being recorded in the database.

•
Controls over recording interest income from investments in real estate: Our Manager identified errors in recording transactions specifically related to interest income from investments in real estate loans. During the review and evaluation of the design and operation of our controls related to recording interest income from investments in real estate loans, our Manager recognized that controls and procedures were generally manual rather than automated and required additional manual controls including documented sign-offs by preparers and reviewers of various reports. During the period ended September 30, 2006, our Manager established and implemented additional controls, policies and procedures within our loan servicing department which require documented sign-offs by the preparers and reviewers of these reports.

Remediation Plan

To remediate our material weakness over the computer database of investments in real estate loans, our Manager established and implemented controls, policies and procedures within our information technology department that are intended to provide monitoring and management of the computer systems access rights. Such procedures provide for various levels of access by certain individuals as deemed appropriate by our Manager. These procedures also provide for appropriate approvals for programming changes, along with supporting documentation of such approvals. Our Manager has reviewed all individuals and their functions and duties within our information technology department to establish these access and approval controls. Our Manager will continue to test the design and operation of these controls and procedures to verify their effectiveness.

To remediate our material weakness over information recorded in the computer database of investments in real estate loans, our Manager established and implemented additional controls, policies and procedures within our loan origination and servicing departments which require critical information recorded in the computer database to be reviewed and documented by an additional person following the information being recorded in the database. Our Manager will continue to test the design and operation of these controls and procedures to verify their effectiveness.

To remediate our material weakness over recording interest income from investments in real estate loans, our Manager established and implemented additional controls, policies and procedures within our loan servicing department which require documented sign-offs by the preparers and reviewers of monthly reports that reconcile subsidiary records to the general ledger. Our Manager will continue to test the design and operation of these controls and procedures to verify their effectiveness.

Changes in Internal Control Over Financial Reporting

Our Manager has commenced with the remediation plan discussed above which includes establishing and implementing controls, policies and procedures within our information technology, loan origination and loan servicing departments. These controls have been implemented and will continue to be tested during our quarter ending December 31, 2006 to determine their effectiveness.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our Company have been or will be detected. Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Our Manager does not expect that our controls and procedures will prevent all errors.

Table of Content
Notwithstanding the above, nothing has come to the attention of our Manager which would cause our Manager to believe that the material weaknesses noted above have resulted in material misstatements or errors in our financial statements as of September 30, 2006, or for any prior periods.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please refer to Note L Legal Matters Involving the Manager and Note M Legal Matters Involving the Company in Part I Item 1 Financial Statements of this Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in Part II Other Item 1A - Risk Factors of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2006 (the “Form 10-Q”) and Form 10-K for the year ended December 31, 2005 (the “Form 10-K”). The materialization of any risks and uncertainties identified in the Company’s Forward Looking Statements contained herein together with those previously disclosed in the Form 10-Q, Form 10-K or those that are presently unforeseen could result in significant adverse effects on the Company’s financial condition, results of operations and cash flows. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements in this Quarterly Report on Form 10-Q.

SEC Investigation Resolved.

The SEC investigation disclosed in our previous filings has been resolved without any adverse action against us. For further information, please see Note L to our Financial Statements.

ITEM 2.  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Market Information

There is no established public trading market for the trading of Units.

Holders

As of September 30, 2006, 735 accounts held 2,772,439 Units of interest in the Company.

Distribution Policy

We generally distribute to Unit holders on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Our Operating Agreement also permits distributions of capital. We made distributions of approximately $1,929,000 (prior to reinvested distributions) during the nine months ended September 30, 2006, all of which were paid from Net Income Available for Distribution. It is our intention to continue to distribute our Net Income Available for Distribution to our Unit holders.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Table of Content
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased under the Plans or Programs
July 2006	6,348	$10.50	None	None
August 2006	6,503	$10.50	None	None
September 2006	6,332	$10.50	None	None

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

Table of Content

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
10.10
Intercreditor Agreement, dated October 13, 2006, by and between Vestin Originations, Inc., Vestin Mortgage, Inc. Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., Vestin Fund III, LLC, Owens Financial Group, Inc. and Owens Mortgage Investment Fund

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

Table of Content

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

Dated: November 8, 2006

Table of Content