Form 10-K
period 2006-12-31
VESTIN FUND III LLC
filed 2007-03-30
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 702.227.0965

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

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
Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

As of March 28, 2007, the Company had 2,653,601 Units outstanding.

PART I

Note Regarding Forward-Looking Statements

This report and other written reports and oral statements made from time to time by us may contain forward-looking statements. Such forward-looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “intend,” “might,” “may,” “could,” “will,” “feel,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar expression. Forward-looking statements are likely to address such matters as our business strategy, future operating results, future sources of funding for real estate loans brokered by us, future economic conditions and pending litigation involving us. Some of the factors which could affect future results are set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Operating Results.”

ITEM 1.  BUSINESS

General

Vestin Fund III, LLC was organized in April 2003 as a Nevada limited liability company for the purpose of investing in real estate loans and income-producing real property. On March 5, 2007, a majority of our members approved the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investments in real estate loans. Prior to adopting this amendment, we also invested in revenue-generating commercial real estate. We sold our last real estate investment in November 2006. In this report, we refer to Vestin Fund III, LLC as “the Company”, “our Company”, the “Fund”, “we”, “us”, or “our”.

We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our Operating Agreement as “Mortgage Assets”). We commenced operations in February 2004. We will continue our operations until December 2023 unless dissolved prior thereto or extended by vote of the members under the provisions of our Operating Agreement.

We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a company investing in real estate loans, investments in real estate, prior to March 5, 2007, and raising funds through our Distribution Reinvestment Plan, we are subject to the North American Securities Administration Act Mortgage Program Guidelines and Real Estate Guidelines (collectively, the “NASAA Guidelines”) promulgated by the state securities administrators.

On November 7, 2003, our Registration Statement as filed with the United States Securities and Exchange Commission (SEC) became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“unit”). On November 7, 2005, we discontinued the offering of our units; however, members may continue to purchase additional Units through our Distribution Reinvestment Plan whereby the members’ distributions may be used to purchase additional units at the current value. As of December 31, 2006, we had sold approximately 3,087,564 units, which includes 221,643 units purchased through our Distribution Reinvestment Plan.

Our manager is Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”), a Nevada corporation, which is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation. Michael Shustek, the CEO and director of the manager wholly owns Vestin Group, Inc., which is engaged in asset management, real estate lending and other financial services through its subsidiaries. Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. On July 1, 2006, the mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”), which has continued the business of brokerage, placement and servicing of commercial real estate loans. Vestin Originations is a wholly owned subsidiary of Vestin Group.

Pursuant to our operating agreement, our manager shall implement our business strategies on a day-to-day basis, manage and provide services to us, and shall provide similar services to any of our subsidiaries. Without limiting the foregoing, our manager shall perform other services as may be required from time to time for management and other activities relating to our assets, as our manager shall deem appropriate under the particular circumstances. Consequently, our operating results are dependent upon our manager’s ability and performance in managing our operations and servicing our assets.

Vestin Mortgage, Inc. is also the manager of Vestin Realty Mortgage I, Inc., as the successor by merger to Vestin Fund I, LLC, referred to as “VRM I,” Vestin Realty Mortgage II, Inc., as the successor by merger to Vestin Fund II, LLC, referred to as “VRM II,” and inVestin Nevada, Inc., referred to as “inVestin,” a company wholly owned by our manager’s CEO. These entities also invest in real estate loans.

We now seek to invest substantially all of our assets in real estate loans. The allocation of our investments between real property, prior to March 5, 2007, and real estate loans was dependant upon the amounts available for investment and investment opportunities. The NASAA Guidelines require reserves of not less than 1% of our offering proceeds. Approximately 3% of net proceeds we raised in our offering will be held as a working capital cash reserve.

Real Estate Program Objectives (Prior to March 5, 2007)

Prior to March 5, 2007, we sought to invest in income-producing multifamily residential units, office, industrial, and retail properties, assisted living facilities and other income-producing real property. Such properties could include properties used for hotels and resorts, restaurants, parking lots, amusement parks or other leasehold properties. We intended to primarily lease the real property owned by us. We sought to hold our properties until such time as we believed it was the optimal time to enable us to capitalize on the potential for appreciation of our properties.

A Special Meeting of our members was held on March 5, 2007 to vote on approval of the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investment in real estate loans. A majority of our members approved the Third Amended and Restated Operating Agreement.

Real Estate Loan Objectives

As of December 31, 2006, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon, Texas and Washington. The loans we invest in are selected for us by our manager from among loans originated by Vestin Originations or non-affiliated mortgage brokers. When Vestin Originations or a non-affiliated mortgage broker originates a loan for us, that entity identifies the borrower, processes the loan application, makes or invests in the loan and brokers or sells the loan to us. We believe that our loans are attractive to borrowers because of the expediency of our manager’s loan approval process, which takes about ten to twenty days.

As a non-conventional lender, we are more willing to invest in real estate loans to borrowers that conventional lenders might not deem to be creditworthy. Because of our increased willingness to fund riskier loans, borrowers are generally willing to pay us an interest rate that is two to five points above the rates generally charged by conventional lenders. We invest a significant amount of our funds in loans in which the real property, held as collateral, is not generating any income to the borrower. The loans in which we invest are riskier because the borrower’s repayment depends on its ability to refinance the loan or develop the property so it can refinance the loan or sell the property.

Our principal investment objectives are to:

•	Produce revenues from the interest income on our real estate loans;

•	Provide cash distributions from the net income generated by our real estate loans;

•	Preserve capital contributions; and

•	Reinvest, to the extent permissible, payments of principal and sales (net of expenses).

Real Estate Loan Program Policies and Guidelines

Generally, the collateral on our real estate loans is the real property that the borrower is purchasing or developing with the funds that we make available. We sometimes refer to these real properties as the security properties. While we may invest in other types of loans, most of the loans in which we invest have been made to real estate developers.

Our real estate investments are not insured or guaranteed by any government agency.

Our manager continuously evaluates prospective investments, selects the loans in which we invest and makes all investment decisions on our behalf in its sole discretion. In evaluating prospective real estate loan investments, our manager considers such factors as the following:

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

Our manager may obtain our loans from an affiliated or non-affiliated mortgage broker who may solicit previous or new borrowers in those states where permissible. We may purchase existing loans that were originated by third party lenders and acquired by Vestin Originations to facilitate our purchase of the loans. Vestin Originations will sell the loans to us for no greater than the par value of the loan, not including its service fees and compensation.

When selecting real estate loans for us, our manager adheres to the following guidelines, which are intended to control the quality of the collateral given for our loans:

1. Priority of Loans. Generally, our assets are secured by first deeds of trust. First deeds of trust are loans secured by a full or divided interest in a first deed of trust secured by the property. Other loans (on the security property) that we invest in will not be junior to more than one other loan. As of December 31, 2006, approximately 98.89% of the principal amount of our outstanding interest in loans was secured by first deeds of trust.

2. Loan-to-Value Ratio. The amount of our loan combined with the outstanding debt secured by a senior loan on a security property generally does not exceed the following percentage of the appraised value of the security property at origination:

Type of Secured Property	Loan-to-Value Ratio

Residential	75%
Unimproved Land	60% (of anticipated as-if developed value)
Acquisition and Development	60% (of anticipated as-if developed value)
Commercial Property	75% (of anticipated as-if developed value)
Construction	75% (of anticipated post- developed value)
Leasehold Interest	75% (of value of leasehold interest)

We may deviate from these guidelines under certain circumstances. For example, our manager, in its discretion, may increase any of the above loan-to-value ratios if a given loan is supported by credit adequate to justify a higher loan-to-value ratio, including personal guarantees. Occasionally, our collateral may include personal property attached to the real property as well as real property. We do not have specific requirements with respect to the projected income or occupancy levels of a property securing our investment in a particular loan. These loan-to-value ratios will not apply to financing offered to the purchaser of any real estate acquired through foreclosure or to refinance an existing loan that is in default when it matures. In those cases, our manager, in its sole discretion, shall be free to accept any reasonable financing terms that it deems to be in our best interest. The target loan-to-value ratio for our loan portfolio as a whole is approximately 70%. As of December 31, 2006, our actual loan to value ratio for our loan portfolio as a whole was 65.06% on a weighted average basis.

Loan to value ratios are based on appraisals that the manager receives at the time of loan underwriting and may not reflect subsequent changes in value estimates. Such appraisals, which may have been commissioned by the borrower and may precede the placement of the loan with us, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

We or the borrower retain appraisers who are state certified or licensed appraisers and/or hold designations from one or more of the following organizations: the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the National Association of Review Appraisers, the Appraisal Institute, the National Society of Real Estate Appraisers, American Society of Real Estate Appraisers, or from among appraisers with other qualifications acceptable to Vestin Originations and/or our manager. However, appraisals are only estimates of value and cannot be relied on as measures of realizable value. An employee or agent of Vestin Originations and our manager will review each appraisal report and will conduct a physical inspection for each property. A physical inspection includes an assessment of the subject property, the adjacent properties and the neighborhood, but generally does not include entering any structures on the property.

3. Terms of Real Estate Loans. Our loans as of December 31, 2006 had original terms of six months to twenty-four months, excluding approved extensions. Most of our loans are for an initial term of 12 months. Generally, our original loan agreements permit extensions to the term of the loan by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing.

As of December 31, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. In addition, we invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At December 31, 2006, we had approximately $12.3 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $120.3 million. These loans had interest reserves of approximately $5.6 million, of which our portion was approximately $0.6 million. At December 31, 2005, we had approximately $3.9 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $53.2 million. These loans had interest reserves of approximately $2.4 million, of which our portion was approximately $0.7 million.

4. Escrow Conditions. Our loans will often be funded by us through an escrow account held by a title insurance company, subject to the following conditions:

•
Borrowers will obtain title insurance coverage for all loans, providing title insurance in an amount at least equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by other causes, such as diminution in the value of the security property.

•	Borrowers will obtain liability insurance coverage for all loans.

•	Borrowers will obtain fire and casualty insurance for all loans secured by improved real property, covering us in an amount sufficient to cover the replacement cost of improvements.

•	All insurance policies, notes, deeds of trust or loans, escrow agreements, and any other loan documents for a particular transaction will cover us as a beneficiary.

5. Purchase of Real Estate Investments from Affiliates. We may acquire real estate loans from our affiliates, including our manager, if the loans were acquired to facilitate their acquisition by us, provided that such loan is purchased by us for a price not in excess of the par value of the loan or its fair market value, whichever is lower, plus allowable fees and expenses in accordance with applicable NASAA guidelines, but without the allowance of any other compensation for the loans. Except for the compensation paid to our manager, all income generated and expense associated with the loans so acquired shall be treated as belonging to us.

6. Note Hypothecation. We may also acquire real estate loans secured by assignments of secured promissory notes. These real estate loans must satisfy our stated investment standards, including our loan-to-value ratios, and may not exceed 80% of the principal amount of the assigned note upon acquisition. For example, if the property securing a note we acquire is commercial property, the total amount of outstanding debts secured by the property must not exceed 75% of the appraised value of the property, and the real estate loan will not exceed 80% of the principal amount of the assigned note. For real estate loans secured by promissory notes, we will rely on the appraised value of the underlying property, as determined by an independent written appraisal that was conducted within the then-preceding twelve months. If an appraisal was not conducted within that period, then we will arrange for a new appraisal to be prepared for the property prior to acquisition of the loan.

7. Participation. We participate in loans with other lenders, including affiliates as permitted by the NASAA Guidelines, by providing funds for or purchasing an undivided interest in a loan meeting our investment guidelines described above. Typically, we participate in loans if:

•	We did not have sufficient funds to invest in an entire loan;

•	We are seeking to increase the diversification of our loan portfolio; or

•
A loan fits within our investment guidelines, however it would constitute more than 20% of our anticipated capital contribution or otherwise be disproportionately large given our then existing portfolio.

Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or VRM II (collectively, the “Lead Lenders”). In the event of borrower non- performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

An Investor may participate in certain loans with the Lead Lenders through participation agreements. In the event of borrower non-performance, the participation agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lenders being repaid.

As of December 31, 2006, 100% of our loans were loans in which we participated with other lenders, most of whom are our affiliates.

We will not give our manager, Vestin Group or any of their affiliates any consideration similar to rebates or give-backs or enter into reciprocal arrangements with our manager or its affiliates that might be entered into in lieu of participations.

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

10. Credit Evaluations. When reviewing a loan proposal, our manager determines whether a borrower has sufficient equity in the security property. Our manager may also consider the income level and creditworthiness of a borrower to determine its ability to repay the real estate loan.

11. Sale of Real Estate Loan Investments. Although our manager has no plans to do so, our manager may sell our real estate loans or interest in our loans to either affiliates or non-affiliated parties when our manager believes that it is advantageous to us to do so. However, we do not expect that the loans will be marketable or that a secondary market will ever develop for them. We may sell our real estate loans to our manager under limited circumstances pursuant to the NASAA Guidelines.

Real Estate Loans to Affiliates

We will not invest in real estate loans made to our manager, Vestin Group or any of our affiliates. However, we may acquire an investment in a real estate loan payable by our manager when our manager has assumed the obligations of the borrower under that loan, through a foreclosure on the property.

Purchase of Loans from our manager and Its Affiliates

In addition to those loans our manager selects for us, we purchase loans that were originated by Vestin Originations or other parties and first held for Vestin Originations’ own portfolio, as long as the loan is not in default and otherwise satisfies all of our lending criteria. However, we will not acquire a loan from or sell a loan to a real estate program in which our manager or an affiliate has an interest except in compliance with NASAA Guidelines.

Types of Loans We Invest In

We primarily invest in loans that are secured by first or second trust deeds on real property. Such loans fall into the following categories: raw and unimproved land, acquisition and development, construction, commercial and residential loans. The following discussion sets forth certain guidelines our manager intends to follow in allocating our investments among the various types of loans. Our manager, however, may change these guidelines at its discretion, subject to the terms of our Operating Agreement. Actual investments will be determined by our manager pursuant to the terms of the Operating Agreement, and the actual percentages invested among the various loan categories may vary from the guidelines below.

Raw and Unimproved Land Loans

Generally, 15% to 25% of the loans invested in by us may be loans made for the purchase or development of raw, unimproved land. Generally, we determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. We will generally invest in loans for up to 60% of the as-if developed appraised value of the property and we generally require that the borrower has invested in the property actual capital expenditures of at least 25% of the property’s value. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser, upon which development is dependent on availability of financing. As of December 31, 2006, approximately 34.73% of our loans were in this category.

Acquisition and Development Loans

Generally, 10% to 25% of the loans invested in by us may be acquisition and development loans. Such loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. We will generally invest in loans with a face value of up to 60% of the appraised value of the property. Loan to value ratios on acquisition and development loans are calculated using as-if developed appraisals. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of December 31, 2006, approximately 12.59% of our loans were in this category.

Construction Loans

Generally, 10% to 70% of our loans may be construction loans. Such loans provide funds for the construction of one or more structures on developed land. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraisal of the value of the property and proposed improvements, and will generally finance up to 75% of the appraised value of the property and proposed improvements. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of December 31, 2006, approximately 21.58% of our loans were in this category.

Commercial Property Loans

Generally, 20% to 50% of the loans we invest in may be commercial property loans. Such loans provide funds to allow commercial borrowers to acquire income-producing property or to make improvements or renovations to the property in order to increase the net operating income of the property so that it may qualify for institutional refinancing. Generally, we review the property appraisal and generally invest in loans for up to 75% of such appraised value of the property. As of December 31, 2006, approximately 31.10% of our loans were in this category.

Residential Loans

A small percentage of the loans invested in by us may be residential loans. Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower uses one of the units on the property as such borrower’s principal residence. We will generally invest in loans for up to 75% of the value of the property. As of December 31, 2006, we did not have any loans in this category.

Collateral

The types of collateral that will secure the loans include first deeds of trust, second deeds of trust or a leasehold interest.

First Deed of Trust

Most of our loans are secured by first deeds of trust. Thus as a lender, we will have rights as a first priority lender of the collateralized property. As of December 31, 2006, approximately 98.89% of our loans were secured by first deeds of trust.

Second Deed of Trust

Up to 10% of our loans may be secured by second deeds of trust. In a second priority loan, the rights of the lender (such as the right to receive payment on foreclosure) will be subject to the rights of the first priority lender. In a wraparound loan, the lender’s rights will be comparably subject to the rights of a first priority lender, but the aggregate indebtedness evidenced by the loan documentation will be the first priority loan plus the new funds the lender invests. The lender would receive all payments from the borrower and forward to the senior lender its portion of the payments the lender receives. As of December 31, 2006, approximately 1.11% of our loans were secured by a second deed of trust.

Leasehold Interest

Up to 20% of the loans we invest in may be in loans where the collateral is an interest in a lease. As of December 31, 2006, we did not have any loans secured by a leasehold interest.

Prepayment Penalties and Exit Fees

Generally, the loans we invest in will not contain prepayment penalties but may contain exit fees. If our loans are at a high rate of interest in a market of falling interest rates, the failure to have a prepayment penalty provision or exit fee in the loan allows the borrower to refinance the loan at a lower rate of interest, thus providing a lower yield to us on the reinvestment of the prepayment proceeds. However, these loans will usually be written with relatively high minimum interest rates, which we would expect to minimize the risk of lower yields. As of December 31, 2006, none of our loans had a prepayment penalty and nine of our loans had an exit fee.

Extensions to Term of Loan

Our original loan agreements generally permit extension to the term of the loan by mutual consent. Such extension is generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take out financing. However, we only grant extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan. As of December 31, 2006, approximately 22% of our loans had received an extension to terms of the loan.

Interest Reserves

We may invest in loans that include a commitment for an interest reserve, which is usually established at loan closing. The interest reserve may be advanced by us or other lenders with the amount of the borrower’s indebtedness increased by the amount of such advances. At December 31, 2006, we had approximately $12.3 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $120.3 million. These loans had interest reserves of approximately $5.6 million, of which our portion was approximately $0.6 million.

Balloon Payment

As of December 31, 2006, all of the loans we invest in or purchase will require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due. To the extent that a borrower has an obligation to pay real estate loan principal in a large lump sum payment, its ability to repay the loan may be dependent upon its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash. As a result, these loans can involve a higher risk of default than loans where the principal is paid at the same time as the interest payments.

Repayment of Loans on Sale of Properties

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

Variable Rate Loans

Occasionally we may acquire variable rate loans. Variable rate loans originated by Vestin Originations may use as indices the one and five year Treasury Constant Maturity Index, the Prime Rate Index and the Monthly Weighted Average Cost of Funds Index for Eleventh District Savings Institutions (Federal Home Loan Bank Board). As of December 31, 2006, all of the loans in the real estate loans portfolio were fixed rate loans, with the exception of one loan with a variable interest rate. This loan has a term of 18 months, with a maturity date of December 30, 2007 and a balance of $18.0 million, of which our portion was approximately $1.2 million as of December 31, 2006. The interest rate on this loan started at 10.5% and increases every six months until it reaches the maximum interest rate of 11.5%.

It is possible that the interest rate index used in a variable rate loan will rise (or fall) more slowly than the interest rate of other loan investments available to us. Our manager and Vestin Originations attempt to minimize this interest rate differential by tying variable rate loans to indices that are sensitive to fluctuations in market rates. Additionally, most variable rate loans originated by Vestin Originations contain provisions under which the interest rate cannot fall below the initial rate.

Variable rate loans generally have interest rate caps. For these loans, there is the risk that the market rate may exceed the interest cap rate.

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

In addition, we may enter into structured arrangements with other lenders in order to provide them with a senior position in real estate loans that we might jointly fund. For example, we might establish a wholly owned special purpose corporation that would borrow funds from an institutional lender under an arrangement where the resulting real estate loans would be assigned to a trust, and the trust would issue a senior certificate to the institutional lender and a junior certificate to the special purpose corporation. This would assure the institutional lender of repayment in full prior to our receipt of any repayment on the jointly funded real estate loans.

No Trust or Investment Company Activities

We have not qualified as a real estate investment trust under the Internal Revenue Code, and therefore we are not subject to the restrictions on its activities that are imposed on real estate investment trusts. We conduct our business so that we are not an “investment company” within the meaning of the Investment Company Act of 1940. We also intend to conduct our business so that we are not to be deemed a “dealer” in real estate loans for federal income tax purposes.

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

Competition and General Economic Conditions

Generally, real estate developers depend upon the timely completion of a project to obtain a competitive advantage when selling their properties. We have sought to attract real estate developers by offering expedited loan processing, which generally provides quick loan approval and funding of a loan. As a result, we have established a market niche as a non-conventional real estate lender.

We consider our direct competitors to be the providers of real estate loans, that is non-conventional lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders. In addition, we compete with conventional lenders such as commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders. Many of the companies against which we compete have substantially greater financial, technical and other resources than either our company or our manager. Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.

Regulation

We are managed by Vestin Mortgage pursuant to the terms and conditions of our Operating Agreement. Vestin Originations, an affiliated of Vestin Mortgage, operates as a mortgage broker and is subject to extensive regulation by federal, state and local laws and governmental authorities. Vestin Originations conducts its real estate loan business under a license issued by the State of Nevada Mortgage Lending Division. Under applicable Nevada law, the division has broad discretionary authority over Vestin Originations’ activities, including the authority to conduct periodic regulatory audits of all aspects of Vestin Originations’ operations.

We and Vestin Originations are also subject to the Equal Credit Opportunity Act of 1974, which prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status, and the Fair Credit Reporting Act of 1970, which requires lenders to supply applicants with the name and address of the reporting agency if the applicant is denied credit. We are also subject to various other federal and state securities laws regulating the issuance and sale of securities, as well as the Employee Retirement Income Security Act of 1974.

The NASAA Guidelines have been adopted by various state agencies charged with protecting the interest of the investors. Administrative fees, loan fees, and other compensation paid to our manager and its affiliates would be generally limited by the NASAA Guidelines. These guidelines also include certain investment procedures and criteria, which are required for new loan investments.

Because our business is regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There can be no assurance that laws, rules or regulations will not be adopted in the future that could make compliance much more difficult or expensive, restrict our ability to broker or service loans, further limit or restrict the amount of commissions, interest and other charges earned on loans brokered by us, or otherwise adversely affect our business or prospects.

Policies on Limitation on Investments

We will not invest in other limited partnerships except as permitted under our Operating Agreement and the NASAA Guidelines. We will not invest in limited partnership interests of any other limited partnership of which our manager serves as a managing or general partner unless our manager does not receive duplicate fees or compensation beyond what is permissible by the NASAA Guidelines.

We will not engage in the following:

•	Issue senior securities;

•	Acquire property for membership interests;

•	Issue any units after termination of this Offering, except for the reinvestment plan offered to our members, or issue units in exchange for property;

•	Underwrite securities of other issuers;

•	Make loans to our manager or its affiliates.

We do not intend to become an investment company under the Investment Company Act of 1940. We will only repurchase our securities in response to a request for redemption pursuant to our Operating Agreement.

Employees

We have no employees. Our manager (Vestin Mortgage), Vestin Originations and their parent company, Vestin Group, Inc., have provided and will continue to provide all of the employees necessary for our operations. As of December 31, 2006, those entities had a total of 23 full-time and no part-time employees. All employees are at-will employees and none are covered by collective bargaining agreements, except John Alderfer our manager’s prior CFO. Mr. Alderfer is a party to an employment, non-competition and confidentiality contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2008.

Available Information

Our Internet website address is http://www.vestinmortgage.com We make available free of charge through http://www.vestinmortgage.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practical, after such material is electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”). Information contained on our website does not constitute a part of this Report on Form 10-K.

ITEM 1A. RISK FACTORS

In considering our future performance and any forward-looking statements made in this report, the material risks described below should be considered carefully. These factors should be considered in conjunction with the other information included elsewhere in this report.

INVESTMENT RISKS

Units lack liquidity and marketability.

There is no public trading market for units, and members cannot freely sell or transfer units or use them as collateral for a loan. Currently, we do not intend to list the units on any national exchange or on Nasdaq. Our Operating Agreement restricts the transfer of units so that we may avoid being classified as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code. If we were classified as a publicly traded partnership taxable as a corporation, the taxable income derived from our operations would be subject to the double tax system applicable to corporations and shareholders for federal income tax purposes (i.e., the taxable income would be subject to tax at the entity level at regular corporate tax rates and members would be subject to tax at distribution or capital gain rates on our share of our taxable income to the extent we distribute). As a result of this entity level tax, cash available for distribution to unit holders would be significantly reduced which in turn would result in a significant reduction in the value of members’ units. In order to attempt to avoid these adverse income tax consequences, members may not sell or assign their units and will not be entitled to have their units redeemed without the consent of our manager. Our manager will withhold its consent to any sale, assignment or redemption of units to the extent necessary to prohibit transfers that could cause us to be classified as a publicly traded partnership. Further, the resale of units may be restricted by state securities laws.

Members have limited ability to have units redeemed.

Members have a limited ability to have their units redeemed by us. Requests by members for redemptions are honored in the order in which they are received by the manager. The significant limitations on the ability to have units redeemed are the following:

<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />
  There is no reserve fund for redemptions.

  Redemption payments are made only to the extent we have available cash from proceeds of repayments of principal on real estate loans and capital contributions; and the redemption would not impair the capital or operation of the Fund.  Accordingly, a significant amount of redemption requests may delay the payment of subsequent redemptions.

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

We anticipate that we may borrow funds to expand our capacity to invest in real estate loans. Our total indebtedness shall not exceed 70% of the aggregate fair market value of our assets. Any such borrowings will require us to carefully manage our cost of funds. No assurance can be given that we will be successful in this effort. Should we be unable to repay the indebtedness and make the interest payments on the loans, the lender will likely declare us in default and require that we repay all amounts owing under the loan facility. Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and the distributions members receive.

We may borrow funds from several sources, and the terms of any indebtedness we incur may vary. However, some lenders may require as a condition of making a loan to us that the lender will receive a priority on loan repayments received by us. As a result, if we do not collect 100% on our investments, the first dollars may go to our lenders and we may incur a loss, which will result in a decrease of the amount available for distribution. In addition, we may enter into securitization arrangements in order to raise additional funds. Such arrangements could increase our leverage and adversely affect our cash flow and our ability to make distributions.

During October 2006, we, our manager, Vestin Origination, Inc., VRM I and VRM II entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan. (See exhibit 10.10 Intercreditor Agreement under the Exhibit Index included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Report Form 10-K). The secured borrowing will be recognized pro rata between us, VRM I and VRM II for the amount each entity has funded for the loan. As of December 31, 2006, approximately $24.3 million has been funded on this loan, of which our portion was approximately $1.4 million. As of December 31, 2006, this secured borrowing totaled approximately $18.5 million, of which our portion was approximately $4.4 million. In the event VRM I and VRM II were unable to pay their pro rata share of the secured borrowing, we would be liable for the full outstanding balance. As of December 31, 2005, we had $527,000 in funds being used under Inter-creditor Agreements.

Lenders may require us to enter into restrictive covenants that may have an adverse effect on our operations. In connection with obtaining certain financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our members. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we would be required to liquidate one or more of our investments at times, which may not permit realization of the maximum return on such investments.

RISKS OF THE MORTGAGE LENDING BUSINESS

Defaults on our real estate loans will decrease our revenues and members’ distributions.

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers. To date, we have not seen an increase in defaults on commercial mortgages comparable to the recent increase in defaults on residential mortgages experienced by certain residential mortgage lenders. However, a significant decline in real estate values or a general tightening of credit for real estate lending may ultimately impact the commercial mortgage sector in which we operate. Any failure of a borrower to repay loans or interest on loans will reduce our revenues and members’ distributions and the value of members’ units.

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

We may invest in unimproved land loans that do not generate income.

We may invest up to 25%, of our total real estate loan assets in loans to purchase or develop raw, unimproved land. Generally, we will determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. We intend to invest in loans with a face value of up to 60% of the as-if developed appraised value of the property and we will usually require that the borrower have invested in the property actual capital expenditures of at least 25% of the property’s value. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, selection of a purchaser against multiple alternatives, and successful development by the purchaser; upon which development is dependent on availability of financing. These loans are riskier because the property is not capable of generating any income, as compared to a commercial property.

We may invest in acquisition and development loans that do not generate income.

We may invest up to 25% of our total real estate loan assets in acquisition and development loans. These loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. Generally, we may invest in loans with a face value of up to 60% of the as-if developed appraised value of the property. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.

We may invest in construction loans that do not generate income.

We may invest up to 70% of our total real estate loan assets in construction loans. These are loans generally made to real estate developers to fund the construction of one or more buildings on real property. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraised value of the property and proposed improvements, and will arrange loans for up to 75% of the as-if developed appraised value. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. These loans are riskier than loans secured by income producing properties because during construction the borrower does not receive income from the property to make payments on the loan.

Our investments in commercial property loans may not yield the anticipated increase in value and income.

We expect to invest up to 50% of our total real estate loan assets in commercial property loans. These loans provide funds to allow commercial borrowers to acquire income-producing property or to improve or renovate property to increase the value or net operating income of the property so that it may qualify for institutional refinancing. Bridge loans are a subcategory of commercial loans in which we provide interim financing to enable commercial borrowers to qualify for permanent refinancing. We will review the appraised value of the property and will invest in loans for up to 75% of such appraised value. To the extent such loans include renovations, appraisals may include as-if developed valuations with the limitations described above. These loans are riskier because there is no assurance that the commercial borrower will qualify for the refinancing or that the improvements will yield the anticipated increase in value and income.

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

We anticipate that 90% to 100% of our loans will require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period of 15 or 30 years because the borrower’s repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for real estate loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

Investment in large loans may reduce our ability to diversify our loan portfolio.

We will generally invest in loans that constitute an amount equal to less than 5% of our total capital. However, we may invest in a larger loan depending on such factors as the performance of the Fund and the value of the collateral. These larger loans have greater risk because they may reduce our ability to diversify our loan portfolio.

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

We will invest in loans to borrowers who may not be required to meet the credit standards of conventional real estate lenders and we will approve real estate loans more quickly than other real estate lenders. Generally, we will not spend more than 20 days assessing the character and credit history of our borrowers. Due to the nature of loan approvals, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to the borrower and the security. There may be a greater risk of default by our borrowers, which may impair our ability to make distributions or may reduce the amount we have available to distribute, particularly in the case of foreclosures.

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

As a result of our small size, we will not be able to build a diversified loan portfolio, thereby increasing our risk that defaults on one or more loans could have a material adverse effect upon our operating results.

We are limited in the number of real estate loans in which we may invest and the value of members’ investment will fluctuate with the performance of the specific investments we make. As of December 31, 2006, we had approximately $29.4 million in capital, and we currently are not raising additional funds through the sale of units, except through our distribution reinvestment plan. Accordingly, we are a relatively small fund and will make a limited number of investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make as compared with larger funds. As a result, our performance will be closely tied to the performance of each loan we invest in and a default on a loan could materially reduce the funds available for distribution. Our profitability may be affected by the performance of any one of our investments and members’ investment in our units will be subject to greater risk.

Our loan portfolio may exhibit greater risk if it is not diversified geographically.

As of December 31, 2006, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon, Texas and Washington. Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States. However, our manager has limited experience outside of the Western and Southern United States. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf. Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions. Members will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

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

As of December 31, 2006, none of our loans had a prepayment penalty and nine loans had an exit fee. Based on our manager’s historical experience, we expect that our loans will continue to not have a prepayment penalty. Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate. This may reduce the amount of funds we have available to distribute.

Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets. If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property. However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive. Alternatively, if the economy enters a recession, real estate development may slow. A slowdown in real estate lending may mean we will have fewer loans to acquire, thus reducing our revenues and the distributions.

One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate loans after market interest rates have increased. This creates two risks for us:

•
If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased. If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk. Additionally, any fees paid to extend the loan are paid to Vestin Originations, not to us. Our revenues and distributions will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans; and

•
If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest. In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss. This is a risk if the loans we invest in do not have prepayment penalties or exit fees.

Our results will also reflect other economic conditions, such as a particular industry migrating to or from one of the states into which we make loans.

We face competition for real estate loans that may reduce available yields and fees available.

We consider our direct competitors to be non-conventional lenders who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by conventional lenders. In addition, we compete with conventional lenders such as commercial banks, insurance companies, mortgage brokers, pension funds and other institutional lenders. Many of the companies against which we compete have substantially greater financial, technical and other resources than either our company or our manager. Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services. If our competition decreases interest rates on their loans or makes funds more easily accessible, yields on our loans could decrease and the costs associated with making loans could increase, both of which would reduce our revenues and the distributions.

Our lending operations are subject to certain regulatory requirements.

As a company investing in real estate loans and having raised funds through a public offering, we are subject to the NASAA Guidelines promulgated by the state securities administrators. The NASAA Guidelines govern, among other things, our debt to equity ratio and the diversity and composition of our investments. For example, the NASAA Guidelines provide that we may not invest in or make real estate loans to or from any one borrower that would exceed, in the aggregate, an amount greater than 20% of the capital contributions that we have raised. Additionally, the NASAA Guidelines require reserves of not less than 1% of the offering proceeds. The NASAA Guidelines are intended to protect the interests of investors. However, our flexibility in making business decisions may be limited by our obligation to comply with the NASAA Guidelines.

MANAGEMENT RISKS

We are dependent on our Manager to select our loans and manage our loan portfolio.

We must rely on Vestin Mortgage to manage our operations and select our loans for investment. Our ability to achieve our investment objectives and to pay distributions depends upon our manager's and affiliates’ performance in obtaining, processing, making and brokering loans for us to invest in and determining the financing arrangements for borrowers.

Our Manager lacks experience with certain real estate markets.

As of December 31, 2006, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon, Texas and Washington. Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States. However, our manager has limited experience outside of the Western and Southern United States. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf. Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions. Members will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

Our success depends on key personnel of our manager, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of certain key personnel of our manager, including: Michael V. Shustek (Chief Executive Officer and President), Maria Rocio Revollo (Chief Financial Officer as of March 21, 2007), James M. Townsend (Chief Operating Officer) and Daniel B. Stubbs (Senior Vice President) some of whom would be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with our company. If any of these key employees were to cease employment, our operating results could suffer. None of the current key personnel of our manager are subject to an employment, non-competition or confidentiality agreement with our manager or us, and we do not maintain “key man” life insurance policies on any of them. Our future success also depends in large part upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets. Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel. If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

Any indemnification of our manager by us will decrease the amount available for distribution. Pursuant to our Operating Agreement, we may be required to indemnify our manager or any of its affiliates, agents, or attorneys from any action, claim or liability arising from any act or omission made in good faith and in performance of its duties under the Operating Agreement. The availability of such indemnification may reduce the amount of funds we have available for distribution.

CONFLICTS OF INTEREST RISKS

Our manager and its affiliates will face conflicts of interest arising from our fee structure.

Vestin Originations, an affiliate of our manager, will receive substantial fees from borrowers for transactions involving real estate loans. Many of these fees are paid on an up-front basis. In some cases, Vestin Originations is entitled to additional fees for loan extensions or modifications and loan assumptions and reconveyances. Vestin Originations’ compensation is based on the volume and size of the real estate loans selected for us, regardless of their performance, which could create an incentive to make or extend riskier loans. Our interests may diverge from those of our manager, Vestin Originations and Mr. Shustek to the extent that Vestin Originations benefits from up-front fees that are not shared with us.

Vestin Originations will be receiving fees from borrowers that would otherwise increase our returns. Because Vestin Originations receives all of these fees, our interests will diverge from those of our manager, Vestin Originations and Mr. Shustek when our manager decides whether we should charge the borrower higher interest rates or our manager’ affiliates should receive higher fees from borrowers.

We paid our manager a total of $45,000 for the year ended December 31, 2006 for managing us. In addition, Vestin Mortgage and Vestin Originations received a total of approximately $8.5 million and $7.4 million, respectively in fees directly from borrowers for the year ended December 31, 2006. The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM I, VRM II and inVestin. Our assets represented approximately 8% of the assets managed by Vestin Mortgage as of December 31, 2006.

Our manager will face conflicts of interest concerning the allocation of its personnel’s time.

Our manager is also the manager of VRM I, VRM II and inVestin, companies with investment objectives similar to ours. Our manager and Mr. Shustek, who indirectly owns 100% of our manager, anticipate that they may also sponsor other real estate programs having investment objectives similar to ours. As a result, our manager and Mr. Shustek may have conflicts of interest in allocating their time and resources between our business and other activities. During times of intense activity in other programs and ventures, our manager and its key people will likely devote less time and resources to our business than they ordinarily would. Our Operating Agreement does not specify a minimum amount of time and attention that our manager and its key people are required to devote to our company. Thus, our manager may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives.

Our manager will face conflicts of interest relating to other investments in real estate loans.

We expect to invest in real estate loans when one or more other companies managed by our manager are also investing in real estate loans. There is a risk that our manager may select for us a real estate loan investment that provides lower returns than a real estate loan investment purchased by another program or entity managed by our manager. Our manager also serves as the manager for VRM I, VRM II and inVestin, which have similar investment objectives as our company. There are no restrictions or guidelines on how our manager will determine which loans are appropriate for us and which are appropriate for VRM I, VRM II, inVestin or another company that our manager manages. Moreover, our manager has no obligation to provide us with any particular opportunities or even a pro rata share of opportunities afforded to other companies it manages.

We may have a lack of control over participations.

We will consider investing in or purchasing loans jointly with other lenders and purchasers, some of whom might be affiliates of Vestin Mortgage. We will initially have, and will maintain a controlling interest as lead lender in participations with non-affiliates. Although it is not our intention to lose control, there is a risk that we will be unable to remain as the lead lender in the loans in which we participate in the future. In the event of participation with a publicly registered affiliate, the investment objectives of the participants shall be substantially identical. There shall be no duplicate fees. The compensation to the sponsors must be substantially identical, and the investment of each participant must be on substantially the same terms and conditions. Each participant shall have a right of first refusal to buy the other's interest if the co-participant decides to sell its interest. We will not participate in joint ventures or partnerships with affiliates that are not publicly registered except as permitted in the NASAA Guidelines. If our co-participant affiliate determines to sell its interest in the loan, there is no guarantee that we will have the resources to purchase such interest and we will have no control over a sale to a third party purchaser.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our manager, Vestin Mortgage, operates from its executive offices at 8379 West Sunset Road, Las Vegas, Nevada 89113. We do not have any separate offices.

Our manager shares office facilities of approximately 42,000 square feet with its parent corporation, Vestin Group, which in turn leases its principal executive offices from an unrelated third party. The lease agreement governing this property expires in March 2014. The building was previously owned by us and was sold to an unrelated third party during November 2006.

ITEM 3.  LEGAL PROCEEDINGS

Legal Matters Involving Our Manager

The United States Securities and Exchange Commission (the “Commission”), conducted an investigation of certain matters related to us, our manager, Vestin Capital, VRM I and VRM II. We fully cooperated during the course of the investigation. On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the Commission (the “Order”). Our manager, Vestin Mortgage and its Chief Executive Officer, Michael Shustek, as well as Vestin Capital (collectively, the “Respondents”), consented to the entry of the Order without admitting or denying the findings therein. In the Order, the Commission finds that the Respondents violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 through the use of certain slide presentations in connection with the sale of units in us and in VRM II’s predecessor, Vestin Fund II, LLC. The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and Mr. Shustek’s suspension from association with any broker or dealer for a period of six months, which expires in March 2007. In addition, the Respondents agreed to implement certain undertakings with respect to future sales of securities. We are not a party to the Order and we do not expect that the sanctions imposed upon the Respondents will have any material affect upon our operations.

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

On November 21, 2005, Desert Land filed a complaint in the state courts of Nevada, which complaint is substantially similar to the original complaint previously filed by Desert Land in the United States District Court, with the exception of claiming Nevada State Law violations and seeking Nevada State Law remedies rather than claiming Federal Law violations and seeking Federal Law remedies. On March 6, 2006, Desert Land amended the state court complaint to name VRM I. Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to VRM I for that purpose. The state court complaint further alleges that Desert Land is entitled to avoid such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. We are not a party to this action.

In April 2006, our manager, Vestin Mortgage Inc., filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked VRM I and VRM II (“the lenders”) right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii. The State of Hawaii responded by filing allegations against Vestin Mortgage, Inc. and VRM II alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to VRM II. Our manager believes the State’s claims to be without merit and intend to vigorously pursue our remedies while defending against any allegations made by the State.

In October 2006, a Judge of the Circuit Court of the First Circuit in Hawaii imposed new restrictions upon the lenders right to foreclose and denied any subsequent owner the licensing necessary to operate the funeral service until the alleged pre-need and perpetual care trust funds shortages are cured. Our manager believes these restrictions are both unauthorized under state law and unconstitutional under federal law. In January 2007, the lenders filed a petition with the Supreme Court of Hawaii seeking mandamus relief from that ruling. As of March 28, 2007, the Supreme Court of Hawaii has not ruled on the lender’s petition, but has requested briefing from the State of Hawaii regarding the petition. The outcome of this litigation is unforeseeable at this time. Our manager cannot estimate when the foreclosure will ultimately be completed or when the lenders may obtain title to the underlying properties. We are not a party to this action.

VRM II, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 88 separate plaintiffs (“Plaintiffs”) in Superior Court for Clark County, Nevada. The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II. The Action seeks monetary damages and a rescission of the REIT conversion. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of VRM II’s management agreement and Fund II’s operating agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by the Company with respect to the above actions. We are not a party to this action.

VRM I and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund I into Vestin Realty Mortgage I, Inc. The action has been removed to the United States District Court for the Southern District of California, but the Company has agreed to stipulate to remand this action to San Diego Superior Court. The action is being brought as a purported class action on behalf of all members of Vestin Fund I who did not vote in favor of the merger. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of VRM I’s management agreement and Fund I’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM I with respect to the above actions.

VRM II and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund II into Vestin Realty Mortgage II, Inc. The action is being brought as a purported class action on behalf of all members of Vestin Fund II who did not vote in favor of the merger. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of VRM II’s management agreement and Fund II’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.

In addition to the matters described above, our manager is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities. Our manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. Other than the matters described above, our manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our manager’s net income in any particular period.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of our members was held on March 5, 2007, at 10:00 a.m., Pacific Standard Time at the Suncoast Hotel 9090 Alta Drive, Las Vegas, Nevada 89145 to vote on approval of the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investment in real estate loans. The amendment is described in the definitive proxy statement we filed with the SEC on January 29, 2007. 1,858,196 units, constituting approximately 67.03% or our outstanding units, voted in favor of the Third Amended and Restated Operating Agreement, 231,888 units, or approximately 8.36% voted against and 31,372 units, or approximately 1.13% abstained. There were 650,983 unites, which did not vote constituting approximately 23.48% of our outstanding units.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for the trading of Units.

Holders

As of March 28, 2007, approximately 705 Unit holders held 2,653,601 Units of interest in the Company.

Distribution Policy

We generally distribute to members on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with U. S. generally accepted accounting principles (GAAP). Our Operating Agreement also permits distributions in excess of Net Income Available for Distribution. We made distributions of $2,544,000 (prior to reinvested distributions) during the year ended December 31, 2006, all of which represented distributions of Net Income Available for Distribution. It is our intention to continue to distribute most of our Net Income Available for Distribution to our unit holders.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased under the Plans or Programs
October 2006	--	--	None	None
November 2006	--	--	None	None
December 2006	13,708	$11.00	None	None

(1)
Pursuant to our Operating Agreement, members may request to have their units redeemed (all units purchased were purchased pursuant to redemption requests). However, in order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. Balances in Members’ capital accounts as of January 1, 2006 were approximately $29.2 million, which limited redemptions to approximately $2.9 million for calendar year 2006. The remaining requests to redeem, as of December 31, 2006, were approximately $2.9 million in 2007, $2.5 million in 2008, $1.8 million in 2009 and $47,000 in 2010 subject to unit valuation adjustments. On March 8, 2007, we redeemed 137,766 units totaling approximately $1.5 million.

ITEM 6.  SELECTED FINANCIAL DATA

	Balance at
Vestin Fund III, LLC	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

Balance Sheet Data:

Cash, Cash Equivalents, Certificates of Deposits and Short-term Investments	$1,650,000	$1,167,000	$6,286,000	$5,000
Cash - Restricted	985,000
Interest and Other Receivables	270,000	194,000	127,000	--
Real Estate Held for Sale	575,000	--	--	--
Investments in Real Estate Loans (Net of Allowance)	26,999,000	22,964,000	13,520,000	--
Investment in Real Property (Net of Depreciation)	--	9,591,000	9,814,000	--
Capitalized Loan Fees (Net of Allowance)	--	99,000	111,000	--
Assets Under Secured Borrowing	4,430,000	527,000	2,590,000	--
Due from Vestin Originations	10,000	--	--	--
Deferred Rent Receivable	--	168,000	--	--
Deferred Offering Costs	--	--	926,000	667,000
Other Assets	6,000	--	--	--
Total Assets	$34,925,000	$34,710,000	$33,374,000	$672,000

Liabilities	5,508,000	5,551,000	8,612,000	673,000
Members’ Equity	29,417,000	29,159,000	24,762,000	(1,000)
Total Liabilities and Members’ Equity	$34,925,000	$34,710,000	$33,374,000	$672,000

	For the Years Ended			For the Period From April 16, 2003 (Inception) to
	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003

Income Statement Data:

Total revenues	$3,495,000	$3,616,000	$2,360,000	$--
Total operating expenses	1,277,000	1,294,000	990,000	1,000
Total other income and expenses	2,612,000	--	--	--

Net income	$4,830,000	$2,322,000	$1,370,000	$(1,000)

Net income per weighted average membership units	$1.67	$0.82	$0.78	$--
Annualized rate of return to members (a)	15.88%	8.00%	7.80%	0.00%
Cash distributions	$2,544,000	$2,555,000	$1,350,000	$--
Cash distributions per weighted average membership units	$0.88	$0.91	$0.77	$--
Weighted average common shares / membership units	2,896,025	2,816,468	1,751,700	--
Weighted average term of outstanding loans (b)	14 months	17 months	19 months	N/A

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average units, divided by the number of days during the period and multiplied by three hundred sixty five (365) days, then divided by the cost per unit ($10.50, $10.30 and $10.00 for the years ended December 31, 2006, 2005 and 2004, respectively).

(b)	The weighted average term of our outstanding loans includes extensions.

The information in this table should be read in conjunction with the accompanying audited consolidated financial statements and notes to the consolidated financial statements included elsewhere in this document.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for each of the three years ended December 31, 2006, 2005, and 2004. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Form 10-K and our reports on Form 10-Q, Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this Annual Report on Form 10-K. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part I Item 1A Risk Factors of this Annual Report on Form 10-K and in our other securities filings with the SEC. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

OVERVIEW

Our primary business objective is to generate income by investing in real estate loans. We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by traditional real estate lenders. The loan underwriting standards utilized by our manager and Vestin Originations are less strict than traditional real estate lenders. In addition, one of our competitive advantages is our ability to approve loan applications more quickly than traditional lenders. As a result, in certain cases, we make real estate loans that are riskier than real estate loans made by commercial banks. However, in return we seek a higher interest rate and our manager takes steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than traditional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

Prior to March 5, 2007, our real estate program objective was to invest in income-producing multifamily residential units, assisted living facilities, office buildings, industrial and retail properties and other income-producing real property, such as hotels and resorts, restaurants, parking lots and amusement parks. We disposed of our only investment in real estate in November 2006 and on March 5, 2007, our members voted to amend our operating agreement so that in the future we will only invest in loans secured by mortgages on real estate.

Our operating results are affected primarily by: (i) the amount of capital we have to invest in real estate loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of non-performing assets, foreclosures and related loan losses which we may experience. At December 31, 2006, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Forest Development LLC and Babuski LLC. These loans are currently carried on our books at a value of approximately $1.6 million. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings. For additional information see “Specific Loan Allowance” in Note D - Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this report Form 10-K. Non-performing assets totaled approximately $2.2 million or 6.2% of our total assets as of December 31, 2006 as compared to none as of December 31, 2005. At December 31, 2006, non-performing assets consisted of approximately $0.6 million of real estate held for sale and approximately $1.6 million of non-performing loans. During the year ended December 31, 2006, we completed the following transaction related to our real estate held for sale:

•
During November 2006, we, VRM I and VRM II acquired 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA, through foreclosure. Our portion of the defaulted loan was approximately $0.6 million. Our manager has evaluated the carrying value of the property and based on its estimate, no valuation allowance was deemed necessary as of December 31, 2006. The property is currently the subject of a purchase agreement for a total sales price of approximately $29.9 million, of which our portion will be approximately $0.6 million.

The increase in non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults, which may reduce the amount of funds we have to pay dividends to our stockholders. Such conditions may also require us to restructure loans. The weighted average term of our outstanding loans, including extensions, as of December 31, 2006 and December 31, 2005 was 14 months and 17 months, respectively.

Uncertain economic conditions during the next year could have a material impact on the collectibility of our loans. A downturn in the real estate markets where we conduct business might increase defaults on our loans and might require us to record additional reserves with respect to non-performing loans. Recognizing the risk, we seek to maintain an adequate loan-to-value ratio which, as of December 31, 2006, was 65.06% on a weighted average basis, as compared to 60.16% as of December 31, 2005. We generally use appraisals prepared on an “as-if developed” basis in connection with the loan origination. We hope to retain sufficient cushion in the underlying equity position to protect the value of our loans in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the par value of the loan. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans. For further information regarding related party transitions, refer to Item 13. Certain Relationships and Related Transactions, and Director Independence in Part III of this report Form 10-K.

As of December 31, 2006, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon, Texas and Washington.

SUMMARY OF FINANCIAL RESULTS

The Year Ended December 31, 2006 Compared To the Year Ended December 31, 2005

Total Revenues: Revenues for the year ended December 31, 2006 decreased compared to the same period in 2005, by $121,000 or 3.4%, notwithstanding an increase in the total amount of outstanding loans and an increase in the weighted average interest rate on our loans from 10.38% to 11.31%. The decrease in revenues was primarily due to the following factors:

•
Rental income declined by $96,000 due to the sale of an office building which we owned during November 2006. In the future, we will no longer earn rental income because, at a Special Meeting of our members held on March 5, 2007, amendments to our Operating Agreement were approved, limiting the Company’s investment objectives to investment in real estate loans.

•
Interest income from investments in real estate loans declined by $91,000. Our revenue is dependent upon the balance of our investment in real estate loans and the interest earned on these loans. As of December 31, 2006, our investment in real estate loans was approximately $27.0 million with a weighted average interest rate of 11.31%. As of December 31, 2005, our investment in real estate loans was approximately $23.0 million with a weighted average interest rate of 10.38%. However, during the first three quarters of 2006, our investment in real estate loans decreased by approximately $2.2 million, attributable in part to the reduction in capital, resulting from membership unit redemptions, we had available for investments. Our capital was reduced by redemption of membership units of approximately $2.9 million during the year ended December 31, 2006.

In addition, our interest income was affected by the performances of our loans. During the year ended December 31, 2006, four loans totaling approximately $2.2 million became non-performing. One of the non-performing loans, with a balance of approximately $0.6 million was foreclosed upon and reclassified to real estate held for sale. For additional information see Note D - Investment Real Estate Loans and Note H - Real Estate Held For Sale of the Notes to the Consolidated Financial Statements included in Part IV of this Report on Form 10-K.

•	We recorded dividend income of $47,000 related to our investment in VRM II for the year ended December 31, 2006, which was purchased in August 2006.

Total Operating Expenses: For each of the years ended December 31, 2006 and 2005, total operating expenses were approximately $1.3 million. Expenses were primarily affected by the following factors:

•
We paid management fees to our manager based on 3% of the total rental income and up to 2.5% of the gross offering proceeds for the period. For the year ended December 31, 2005, we paid our manager $26,000 for management fees relating to rental activity and $129,000 for acquisition and advisory fees pertaining to the gross offering proceeds for a total of $155,000. Since we are no longer selling our units, excepted as permitted in our distribution reinvestment plan, fees related to gross offering proceeds during the year ended December 31, 2006, were $20,000 of the total $45,000 management fees.

•
Expenses related to professional fees decreased by $180,000. This was partially due to a decrease in accounting fees of $162,000 related to the measures undertaken by our manager to contain costs, including an enhancement of its internal accounting capabilities.

These decreases were offset by the increase in interest expenses, which included a defeasance fee of $435,000 related to the note payoff on the building that was sold in November 2006.

Other Income and Expenses: During November 2006, we sold our only investment in real property which consisted of an approximately 42,000 square foot office building located at 8379 West Sunset Road in Las Vegas, Nevada for a gain of approximately $2.6 million. We used the building sales proceeds primarily to invest approximately $8.5 million in real estate loans. There were no similar transactions during the year ended December 31, 2005.

Distributions to Members: The following is a schedule of distributions made to members for the years ended December 31, 2006 and 2005.

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005

Distributions of Net Income Available for Distribution	$2,544,000	$2,544,000
Distributions in Excess of Net Income Available for Distribution Generated During the Period	--	11,000
Total Distributions	$2,544,000	$2,555,000

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

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities. The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005

Distribution of net income available for distribution	$2,544,000	$2,544,000
Additions to working capital reserves (amount not distributed)	2,490,000	--
Gain on sale of building	(2,624,000)	--
Change in operating assets and liabilities:
Interest receivable	(76,000)	(67,000)
Deferred rent receivable - related party	(123,000)	(168,000)
Accounts payable	(63,000)	156,000
Due from Vestin Originations	(10,000)	--
Due to Manager	26,000	(130,000)
Other assets	(6,000)	--
Net cash provided by operating activities	$2,158,000	$2,335,000
Net cash provided (used) by investing activities	$6,943,000	$(9,431,000)
Net cash (used) provided by financing activities	$(9,449,000)	$1,977,000

Stated Unit Value Adjustment: Following a periodic review by our manager as required pursuant to the Operating Agreement, as a result of the gain on sale of our real estate held for investment, effective December 15, 2006 we adjusted the stated unit value from $10.50 per unit to $11.00 per unit to reflect the estimated net unit value of each unit at that date. The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions: In accordance with the terms of our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. As of December 31, 2006, the total of redemptions made from inception was approximately $3.2 million. Balances in Members’ capital accounts as of January 1, 2006 were approximately $29.2 million, which limited redemptions to approximately $2.9 million for calendar 2006. Total redemptions during the year ended December 31, 2006 were approximately $2.9 million. The remaining requests to redeem, as of December 31, 2006, were approximately $2.9 million in 2007, $2.5 million in 2008, $1.8 million in 2009 and $47,000 in 2010 subject to unit valuation adjustments. On March 8, 2007, we redeemed 137,766 units totaling approximately $1.5 million.

The Year Ended December 31, 2005 Compared To the Year Ended December 31, 2004

Total Revenues: Revenues for the year ended December 31, 2005 increased approximately $1.3 million or 53.22% from the prior period in 2004 primarily due to the following:

•
Interest income from real estate loans increased by approximately $1.1 million or 84.48% primarily due to the increase in investment in real estate loans from approximately $13.6 million as of December 31, 2004 to approximately $23.0 million as of December 31, 2005, an increase of $9.4 million. This increase was offset by the decrease in the weighted average interest rate on real estate loans from 11.71% at December 31, 2004 to 10.38% at December 31, 2005. Additionally, we incurred a decrease of $527,000 in interest income related to secured borrowings, which relates to the decrease in assets under secured borrowings of approximately $2.1 million from December 31, 2004 to December 31, 2005.

•
Revenues derived from income-producing real property increased approximately $0.7 million or 228.08%. Investment in real property consists of a 42,000 square foot office building located in Las Vegas, Nevada, which we acquired in August 2004. As a result, our 2004 results reflected four and a half months of rental income, as compared to a full year of rental income in 2005. The office building is fully leased by Vestin Group.

Total Expenses: For the year ended December 31, 2005, total expenses were approximately $1.3 million compared to approximately $1.0 million for the same period in 2004, an increase of $0.3 million or 30.71%. Expenses were primarily affected by the following:

•	Interest expenses related to investment in real property increased by $221,000, as we did not acquire the real property associated with the debt until August 2004.

•	Expenses related to professional fees incurred increased by $345,000 due to an increase in accounting and legal costs related to the preparation of our quarterly and annual public filings.

•
We pay management fees to our manager based on 3% of the total rental income and up to 2.5% of the gross offering proceeds for the period. For the year ended December 31, 2005, we paid our manager $26,000 for management fees relating to rental activity and $129,000 for acquisition and advisory fees pertaining to the gross offering proceeds, for a total of $155,000.

•	Depreciation and amortization on our investment in real property increased $141,000 as we did not acquire the property until August 2004.

The increase in expenses was partially offset by the following decreases:

•	Interest expenses related to secured borrowings decreased by $494,000 due to the decrease in the amount of loans financed under secured borrowings throughout the year.

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

Stated Unit Value Adjustment: Following a periodic review by our manager as required pursuant to the Operating Agreement, as a result of the increase in the estimated fair value of real estate held for investment, effective December 15, 2005 we adjusted the stated unit value from $10.30 per unit to $10.50 per unit to reflect the estimated net unit value of each unit at that date. The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions: In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate members’ capital in any calendar year. As of December 31, 2005, the total of redemptions made from inception was $341,000. Balances in members’ capital accounts as of January 1, 2005 were approximately $24.8 million, which limited redemptions to approximately $2.5 million for the calendar year 2005. Total redemptions during the year ended December 31, 2005, were $330,000.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund investing activities and for general operating purposes. Subject to an approximate 3% reserve, we seek to use most of our available funds to invest in real estate loans. Distributable cash flow generated from such investments is paid out to our members unless they have elected to reinvest their distributions. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because Vestin Mortgage will manage our affairs.

During the year ended December 31, 2006, cash flows provided by our operating activities were approximately $2.2 million. Our investing activities for the year ended December 31, 2006 consisted of cash used from the purchase of new investments in loans secured by real estate in the amount of approximately $29.4 million and cash proceeds from sales and payments on investments in real estate loans were approximately $24.8 million. Cash proceeds from sale of investment in real property totaled approximately $13.4 million. In addition, we purchased $0.8 million in marketable securities - related party. Our financing activities primarily consisted of cash used for members’ distributions, net of reinvestments, of approximately $1.7 million, members’ redemptions of approximately $2.9 million and full payment of approximately $4.8 million on a note payable related to the building we sold.

Since we distribute most or all of our operating income, our sources of liquidity include: repayments of outstanding loans, distribution reinvestments by our members and arrangements with third parties to participate in our loans. Effective November 7, 2005, we discontinued the offering of our Units, except for Units sold through our Distribution Reinvestment Plan.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets totaled approximately $2.2 million or 6.2% of our total assets as of December 31, 2006 as compared to none as of December 31, 2005. Our non-performing assets, at December 31, 2006, consisted of approximately $0.6 million of real estate held for sale and approximately $1.6 million of non-performing loans. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our manager believes that these non-performing assets are a result of factors unique to specific borrowers and properties. Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

In addition, any significant level of redemptions by our members would reduce the capital we have available for investment. In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. As of December 31, 2006, the total of redemptions made from inception was approximately $3.2 million. Balances in Members’ capital accounts as of January 1, 2006 were approximately $29.2 million, which limited redemptions to approximately $2.9 million for calendar 2006. Total redemptions during the year ended December 31, 2006 were approximately $2.9 million. The remaining requests to redeem, as of December 31, 2006, were approximately $2.9 million in 2007, $2.5 million in 2008, $1.8 million in 2009 and $47,000 in 2010 subject to unit valuation adjustments. On March 8, 2007, we redeemed 137,766 units totaling approximately $1.5 million.

Approximately 44% of our members, holding approximately 29% of our outstanding units, currently reinvest their distributions. The level of reinvested distributions is likely to be affected by our operating performance. If our performance does not meet the expectations of our members, the level of reinvestment may decline.

Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or VRM II (collectively, the “Lead Lenders”). In the event of borrower non- performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

During October 2006, we, our manager, Vestin Origination, Inc., VRM I and VRM II entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan. (See exhibit 10.10 Intercreditor Agreement under the Exhibit Index included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Report Form 10-K). The secured borrowing will be recognized pro rata between us, VRM I and VRM II for the amount each entity has funded for the loan. As of December 31, 2006, approximately $24.3 million has been funded on this loan, of which our portion was approximately $1.4 million. As of December 31, 2006, this secured borrowing totaled approximately $18.5 million, of which our portion was approximately $4.4 million. In the event VRM I and VRM II were unable to pay their pro rata share of the secured borrowing, we would be liable for the full outstanding balance. As of December 31, 2005, we had $527,000 in funds being used under Inter-creditor Agreements.

At December 31, 2006 we had restricted cash totaling $985,000, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006. The requirement for the deposit expires in November 2007, which may be extended for an additional year.

We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash, cash equivalents and investments in marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying secured properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital. At December 31, 2006, we had approximately $0.8 million in cash, $0.8 million invested in marketable securities - related party and approximately $34.9 million in total assets.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 9% to 13%. Revenue by product will fluctuate based upon relative balances during the period. We had investments in 27 real estate loans as of December 31, 2006, with a balance of approximately $27.1 million as compared to investments in 20 real estate loans as of December 31, 2005, with a balance of approximately $23.0 million.

At December 31, 2006, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Forest Development LLC and Babuski LLC. These loans are currently carried on our books at a value of approximately $1.6 million. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of December 31, 2006, we have provided a general reserve of $73,000. Our manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded. For additional information on our investments in real estate loans, refer to Note D - Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Annual Report Form 10-K.

Investment in Real Property

As of December 31, 2006, we had no investments in real property. During November 2006, we sold our only investment in real property which consisted of an approximately 42,000 square foot office building located at 8379 West Sunset Road in Las Vegas, Nevada for a gain of approximately $2.6 million. Since the sale of the building, we no longer recognize rental income related to the building. For additional information on our investments in real property, refer to Note E - Investments In Real Property, Note F - Leasing Activity and Note Q - Segment Information of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Financial Statements of this Interim Report Form 10-Q.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts would be credited to the provision for loan losses or included in income. For additional information on asset quality and loan reserve, refer to Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Annual Report Form 10-K.

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

The information provided for Segment Reporting is based on internal reports utilized by management. The presentation and allocation of overhead and the net contribution for the operating segments may not reflect the actual economic costs, contribution or results of operations of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in segments would, in management’s view, likely not be impacted. For additional information on our investments in real property, refer to Note Q - Segment Information of the Notes to the Consolidated Financial Statements included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Annual Report Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2006:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured borrowings (1)	$4,430,000	$4,430,000	$--	$--	$--
Total	$4,430,000	$4,430,000	$--	$--	$--

(1)   In the event VRM I and VRM II were unable to pay their pro rata share of the secured borrowings, we would be liable for the full outstanding balance, which was approximately $18.5 million as of December 31, 2006.

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2006 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$201,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$1,004,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(201,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(1,004,000)

The purpose of this analysis is to provide an indication of the impact that the weighted average interest rate fluctuations would have on our financial results. It is not intended to imply our expectation of future revenues or to estimate earnings. We believe that the assumptions used above are appropriate to illustrate the possible material impact on the consolidated financial statements.

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2006 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$271,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$1,354,000
Allowance for loan losses assumption decreased by 0.3% of loan portfolio	$(73,000)

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry. We, our manager and Vestin Originations generally approves loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

We may discover additional facts and circumstances as we continue our efforts in the collection and foreclosure processes. This additional information often causes management to reassess its estimates. Circumstances that may cause significant changes in our estimated allowance include, but not limited to:

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

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, the Company seeks to identify potential purchasers of such property. It is not the Company's intent to invest in or own real estate as a long-term investment. In accordance with FAS 144 - Accounting for the Impairment or Disposal of Long Lived Assets, the Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Management classifies real estate held for sale when the following criteria are met:

•	Management commits to a plan to sell the properties;

•	The property is available for immediate sale in its present condition subject only to terms that are usual and customary;

•	An active program to locate a buyer and other actions required to complete a sale have been initiated;

•	The sale of the property is probable;

•	The property is being actively marketed for sale at a reasonable price; and

•	Withdrawal or significant modification of the sale is not likely.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates. We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments. We do not have a significant amount of debt.

Most of our assets consisted of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements. At December 31, 2006, our aggregate investment in real estate loans was approximately $27.1 million, net of allowance, with a weighted average effective interest rate of 11.31%. We had one loan financed under an Inter-creditor Agreement at December 31, 2006, which was classified as assets under secured borrowing totaling approximately $4.4 million. Most of the real estate loans had an initial term of 12 months. The weighted average term of outstanding loans, including extensions, at December 31, 2006 was 14 months. All but one of the outstanding real estate loans at December 31, 2006 were fixed rate loans. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans had prepayment penalties and nine had an exit fee.

Market fluctuations in interest rates generally do not affect the carrying value of our investment in real estate loans. However, significant and sustained changes in interest rates could affect our operating results. If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates. This would reduce our earnings and funds available for distribution to members. On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity that would reduce the demand for commercial real estate loans. As a result, we might encounter greater difficulty in identifying appropriate borrowers. We are not in a position to quantify the potential impact on our operating results from a material change in interest rates.

The following table contains information about the investment in real estate loans held in our portfolio as of December 31, 2006. The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2007 through 2010 and thereafter and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets approximate their fair value as of December 31, 2006.

Interest Earning Assets Aggregated by Maturity at December 31, 2006
Interest Earning Assets	2007	2008	2009	2010	Thereafter	Total

Investments In Real Estate Loans	$27,072,000	$--	$--	$--	$--	$27,072,000

Weighted Average Interest Rates	11.31%	--%	--%	--%	--%	11.31%

At December 31, 2006, we also had approximately $1.6 million invested in cash, cash equivalents and marketable securities - related party (VRM II). Approximately 3% of our aggregate members capital accounts will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are indexed in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Report Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Report on Form 10-K, our manager carried out an evaluation, under the supervision and with the participation of our manager’s CEO and CFO, as of December 31, 2006, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our manager’s CEO and CFO believe that these controls and procedures are adequate to ensure we are able to collect, process and disclose the information we are required to disclose in the reports it files with the SEC within the required time periods.

The certifications of the our managers Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and directors of our Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company's assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management is conducting an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment of internal control over financial reporting, management is using the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2006, the Company’s internal control over financial reporting requires continued testing in order to conclude on the effectiveness of the controls

Changes in Internal Control Over Financial Reporting

Our management has not identified any changes in our internal controls over financial reporting during the Quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as discussed below.

During January 2007, to consolidate the duplicate functions held by the manager and the audit committee, we eliminated the role of the audit committee.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We do not have any directors or officers. We are managed on a day-to-day basis by Vestin Mortgage, a privately held company wholly owned by Vestin Group, Inc. Vestin Group, Inc. was previously a publicly held company and maintained an audit committee consisting of independent directors. The Vestin Group audit committee previously functioned as the equivalent of our audit committee. Since May 2005, Vestin Group has been a privately held company and since March 2006 it no longer has any independent directors. Michael Shustek, the principal executive officer of our manager, is the sole director of Vestin Group, Inc. Our Manager currently functions as the equivalent of our audit committee. Our units are not listed on any exchange and we are not required to have an audit committee which consists of independent directors and meets the other requirements of Section 10A(m) of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

The following table sets forth the names, ages as of March 21, 2007 and positions of the individuals who serve as directors and executive officers of Vestin Mortgage (our manager), Vestin Group, Vestin Originations or our affiliates:

Name	Age	Title

Michael V. Shustek	48	President, Chief Executive Officer and Chairman
Rocio Revollo	45	Chief Financial Officer
James M. Townsend	37	Chief Operating Officer
Michael J. Whiteaker	57	Vice President of Regulatory Affairs
Daniel B. Stubbs	45	Senior Vice President

Directors and Executive Officers of Vestin Mortgage (our manager), Vestin Group, Vestin Originations or our affiliates

Michael V. Shustek has been a director of our manager and Chairman of the Board of Directors, Chief Executive Officer and a director of Vestin Group since April 1999. In addition, Mr. Shustek has been a Director and the CEO of VRM I and VRM II since January 2006. In February 2004, Mr. Shustek became the President of Vestin Group. Mr. Shustek also serves on the loan committee of our manager and its affiliates. In 2003, Mr. Shustek became the Chief Executive Officer of our manager. In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990. In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures. In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors and which continues today as the primary vehicle for his private investment portfolio. In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history. Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.” Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics. Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas. See Item 3 Legal Proceedings, regarding legal matters involving our manager and Mr. Shustek.

Rocio Revollo has served as the Chief Financial Officer of Vestin Group since March 21, 2007, prior to that Ms. Revollo was the Corporate Controller of Vestin Group from June 2005 to March 2007. Ms. Revollo previously served as Corporate Controller for Sobel Westex from January 2002 through May 2005. From April 1999 to December 2001, Ms. Revollo was a financial consultant for Re:Source Connections. Ms. Revollo is a Certified Public Accountant and worked for the accounting firm of KPMG LLP. She received a Bachelor of Business Administration degree in Accounting and a Bachelor of Arts degree in Communication Studies from the University of Nevada, Las Vegas.

James M. Townsend has served as the Chief Operating Officer of Vestin Group since January 2007. Mr. Townsend also serves on the loan committee of Vestin Mortgage and its affiliates. Mr. Townsend has over 15 years of experience in the securities industry. From February 2004 to September 2006, Mr. Townsend was the National Sales Manager of Samco Financial Services, Inc. From November 2003 to February 2004, Mr. Townsend was employed by Vestin Group as Manager of the Wholesale Division. From September 2002 to October of 2004, Mr. Townsend was National Sales Manager of Samco Financial Services, Inc. From February 1997 to July 2002, Mr. Townsend was employed by Donald & Co. Securities, Inc., as both a Sales Manager and the National Sales Manager. Mr. Townsend received a Bachelor of Science degree in Business Administration from The University of Texas at Dallas.

Michael J. Whiteaker has been Vice President of Regulatory Affairs of our manager and Vestin Group since May 1999. Mr. Whiteaker is experienced in the banking and finance regulatory fields, having most recently served with the State of Nevada, Financial Institution Division from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada. Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans. From 1973 to 1982, Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.

Daniel B. Stubbs has been the Senior Vice President of Underwriting and Secretary of our manager from January 2000 to July 2006, and has continued in that capacity in Vestin Originations since July 2006. Mr. Stubbs heads the loan department for our manager’s affiliates and is responsible for reviewing loan requests and performs due diligence necessary for risk analysis in connection with the underwriting process. In addition, Mr. Stubbs serves on the loan committee and acts as liaison for our manager and its affiliates with the various commercial loan participants. Mr. Stubbs has 15 years experience in the title insurance industry and has received a Bachelor of Arts degree in Communication Studies from the University of Nevada, Las Vegas.

Code of Ethics

As we do not have any executive officers we have not adopted a Code of Ethics. However, each of the executive officers of Vestin Mortgage, our manager, are under an obligation to follow the Code of Ethics of Vestin Group that has been filed as Exhibit 14.1 to Vestin Group’s Form 10-KSB for the year ended December 31, 2003. If our manager or Vestin Group makes any substantive amendments to the Code of Ethics or if our manager grants any waiver, including any implicit waiver, from a provision of the Code of Ethics to its chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of such amendment or waiver on our website or in a Report on Form 8-K or quarterly or annual report under the Securities and Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

Not Applicable.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 28, 2007, one member owned more than 5% of our 2,653,601 membership units as noted below.

The following table sets forth the total number and percentage of our membership units beneficially owned as of March 5, 2007 by:

•	each of our manager’s directors;

•	our manager’s chief executive officer and other executive officers; and

•	all of our manager’s executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 2,653,601 shares of our total outstanding membership units as of March 28, 2007.

	Membership Units Beneficially Owned
Beneficial Owner	Number	Percent

Michael V. Shustek (1)	187,407	7.06%
All directors and executive officers as a group	187,407	7.06%

** Less than one percent of our total outstanding membership units.

(1)
Includes 54,862 units held by our manager and 132,545 units held by Michael Shustek. Mr. Shustek is the Chairman, President and Chief Executive Officer of Vestin Mortgage and indirectly owns all of the capital stock of our manager through Vestin Group. Mr. Shustek has sole voting and investment power in all these units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the par value. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income. For the year ended December 31, 2006 and 2005, we recorded fees to our manager of $45,000 and $155,000 respectively. During April 2006, we recognized a capital contribution from our Manager related to a forgiveness of management fee incurred in the amount of $64,000.

We sold a portion of a loan to our manager for $700,000 and repurchased the same portion for $700,000 during November 2006. No gain or loss was recognized on this transaction.

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

During the years ended December 31, 2006 and 2005 we paid pro rata distributions owed to our manager of $48,000 and $82,000, respectively based upon 54,862 units owned by our manager.

We recognized approximately $0.9 million and $1.0 million in rental income for the years ended December 31, 2006 and 2005, respectively, from Vestin Group related to an office building located in Las Vegas, Nevada. This building was sold to an unrelated third party during November 2006.

In November 2006, we sold the building to an unrelated third party for a cash sales price of $14,250,000 and recognized a gain of approximately $2.6 million, net of sales expenses, which included a 3.0% sales commission to our manager of $428,000.

Transactions with Other Related Parties

During the year ended December 31, 2006 and 2005, we sold $4.9 million and $500,000, respectively, in real estate loans to VRM II. In addition, during the year ended December 31, 2006, we bought $6.0 million in real estate loans from VRM II. There was no gain or loss associated with such transactions.

As of December 31, 2006, we owned 158,191 of VRM II’s common shares. For the year ended December 31, 2006, we recorded $47,000 in dividend income based on the number of shares we held on the dividend record dates.

During the years ended December 31, 2006 and 2005 we paid pro rata distributions owed to inVestin of $31,000 and $16,000 respectively, based upon 34,856 units owned by inVestin.

During the year ended December 31, 2006 and 2005, we incurred expenses of $20,000 and $10,000 respectively, for legal fees to the law firm of Levine, Garfinkel & Katz. The Secretary of Vestin Group has an equity ownership interest in the law firm.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended December 31, 2006 and 2005, Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) provided various audit, audit related and non-audit services to us as follows:

	December 31, 2006	December 31, 2005
Audit Fees	$138,000	$112,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

Mr. Shustek, the sole director of Vestin Group, has considered whether provision of the services described regarding audit related fees, tax fees and all other fees above were compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect Moore Stephens’ independence.

Mr. Shustek has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services. All audit and non-audit services to be provided by the independent auditors must be approved in advance by Mr. Shustek. He may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation. All services performed by independent auditors under engagements entered into on or after January 21, 2005, were approved by Mr. Shustek pursuant to his pre-approval policy, and none was approved pursuant to the de minimus exception to the rules and regulations of the Securities Exchange Act of 1934, Section 10A(i)(1)(B), on pre-approval.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The consolidated financial statement are contained on Pages F-2 through F-24 on this Annual Report on Form 10-K, and the list of the consolidated financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

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
10.10(7)
Intercreditor Agreement, dated October 13, 2006, by and between Vestin Originations, Inc., Vestin Mortgage, Inc. Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc., Vestin Fund III, LLC, Owens Financial Group, Inc. and Owens Mortgage Investment Fund

31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Rocio Revollo
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.
(2)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004, File No. 333-105017.
(3)	Incorporated herein by reference to our Post-Effective Amendment No. 1 to Form S-11 Registration Statement filed on April 29, 2004, File No. 333-105017.
(4)	Incorporated herein by reference to Exhibit 4.4 of our Post-Effective Amendment No. 5 to Form S-11 Registration Statement filed on April 28, 2006, File No. 333-105017.
(5)	Incorporated herein by reference to our Form 10-Q filed on November 15, 2004, File No. 333-105017.
(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005, File No. 333-105017.
(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed on November 8, 2006 (File No. 000-51301)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Fund III, LLC
By:	Vestin Mortgage, Inc., its sole Manager

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Sole Director of the Manager
(Principal Executive Officer of Manager)

By:	/s/ Rocio Revollo
Rocio Revollo
Chief Financial Officer of the Manager
(Principal Financial and Accounting Officer of the Manager)

Dated: March 29, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

The accompanying notes are an integral part of these consolidated statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
Vestin Fund III, LLC
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Vestin Fund III, LLC and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, members’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vestin Fund III, LLC and subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/ MOORE STEPHENS WURTH FRAZER AND TORBET, LLP

March 28, 2007
Orange, California

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED FINANCIAL STATEMENTS

VESTIN FUND III, LLC

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2006	December 31, 2005

Assets
Cash and cash equivalents	$819,000	$1,167,000
Cash - restricted	985,000	--
Marketable securities - related party	831,000	--
Interest and other receivables	270,000	194,000
Real estate held for sale	575,000	--
Investment in real estate loans, net of allowance for loan losses of $73,000 at December 31, 2006 and 2005	26,999,000	22,964,000
Investment in real property, net of accumulated depreciation of $287,000 at December 31, 2005	--	9,591,000
Capitalized loan fees, net of amortization of $16,000 at December 31, 2005	--	99,000
Assets under secured borrowings	4,430,000	527,000
Due from Vestin Originations	10,000	--
Deferred rent receivable - related party	--	168,000
Other assets	6,000	--

Total assets	$34,925,000	$34,710,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$93,000	$156,000
Due to Manager	--	38,000
Secured borrowings	4,430,000	527,000
Note payable	--	4,830,000
Deferred income	985,000	--

Total liabilities	5,508,000	5,551,000

Commitments and Contingencies

Members' equity - authorized 10,000,000 units, 2,775,376 units and 2,974,419 units issued and outstanding at December 31, 2006 and December 31, 2005 respectively	29,434,000	29,159,000
Accumulated other comprehensive loss	(17,000)	--

Total members' equity	29,417,000	29,159,000

Total liabilities and members' equity	$34,925,000	$34,710,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2006	2005	2004

Revenues
Interest income from investment in real estate loans	$2,410,000	$2,501,000	$1,956,000
Rental income - related party	944,000	1,040,000	317,000
Dividend income - related party	47,000	--	--
Other	94,000	75,000	87,000
Total revenues	3,495,000	3,616,000	2,360,000

Operating expenses
Management fees - related party	45,000	155,000	36,000
Interest expense related to secured borrowings	116,000	136,000	630,000
Interest expense related to investment in real estate	661,000	301,000	80,000
Provision for loan loss	--	--	73,000
Depreciation and amortization	204,000	222,000	81,000
Professional fees	207,000	314,000	62,000
Professional fees - related party	20,000	93,000	--
Other	24,000	73,000	28,000
Total operating expenses	1,277,000	1,294,000	990,000

Income from operations	$2,218,000	$2,322,000	$1,370,000

Other income and expenses
Gain on sale of building	2,624,000	--	--
Expenses related to real estate held for sale	(12,000)	--	--
Total other income and expenses	2,612,000	--	--

NET INCOME	$4,830,000	$2,322,000	$1,370,000

Net income allocated to members	$4,830,000	$2,322,000	$1,370,000

Net income allocated to members per weighted average membership units	$1.67	$0.82	$0.78

Weighted average membership units	2,896,025	2,816,468	1,751,700

The accompanying notes are an integral part of these consolidated statements.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
AND OTHER COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2006

	Units	Amount
Members' equity at December 31, 2003		$(1,000)

Issuance of units	2,425,244	24,278,000

Net income		1,370,000

Distributions		(1,350,000)

Reinvestments of distributions	47,462	476,000

Members' redemptions	(1,048)	(11,000)

Members' equity at December 31, 2004	2,471,658	$24,762,000

Issuance of units, including 54,862 units issued in lieu of payment of deferred offering costs	440,677	3,976,000

Net income		2,322,000

Distributions		(2,555,000)

Reinvestments of distributions	96,451	984,000

Members' redemptions	(34,367)	(330,000)

Members' equity at December 31, 2005	2,974,419	$29,159,000

Comprehensive income:

Net income		4,830,000

Unrealized loss on marketable securities		(17,000)

Total comprehensive income		4,813,000

Distributions		(2,544,000)

Reinvestments of distributions	77,730	816,000

Members' redemptions	(276,773)	(2,891,000)

Capital contribution by manager for forgiveness of debt		64,000

Members' equity at December 31, 2006	2,775,376	$29,417,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$4,830,000	$2,322,000	$1,370,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	193,000	210,000	76,000
Amortization of capitalized loan fees	11,000	12,000	4,000
Provision for loan loss	--	--	73,000
Gain on sale of building	(2,624,000)	--	--
Change in operating assets and liabilities:
Interest receivable	(76,000)	(67,000)	(127,000)
Deferred rent receivable	(123,000)	(168,000)	--
Capitalized loan fees	--	--	(115,000)
Accounts payable	(63,000)	156,000	--
Due from Vestin Originations	(10,000)	--	--
Due to manager	26,000	(130,000)	162,000
Other assets	(6,000)	--	--
Net cash provided by operating activities	2,158,000	2,335,000	1,443,000

Cash flows from investing activities:
Investments in real estate loans	(22,695,000)	(16,976,000)	(20,442,000)
Purchase of investments in real estate loans from:
VRM II	(6,000,000)	--	(10,000,000)
Our manager	(700,000)	--	--
Proceeds from loan payoff	19,183,000	7,032,000	9,736,000
Sale of investments in real estate loans from:
VRM II	4,900,000	500,000	5,000,000
Our manager	700,000	--	--
Third party	--	--	2,114,000
Purchase of marketable securities - related party	(848,000)	--	--
Proceeds from investment in real estate held for sale	2,000	--	--
Proceeds from title settlement on investment in real property	--	13,000	--
Purchase of investment in real property	--	--	(4,941,000)
Sale of investment in real property	13,386,000	--	--
Cash - restricted	(985,000)	--	--
Net cash provided (used) by investing activities	$6,943,000	$(9,431,000)	$(18,533,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN FUND III, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004

Cash flows from financing activities:
Proceeds from issuance of member units	$--	$3,976,000	$24,278,000
Payments on notes payable	(4,830,000)	(98,000)	(22,000)
Members' redemptions	(2,891,000)	(330,000)	(11,000)
Members' distributions, net of reinvestments	(1,669,000)	(1,571,000)	(874,000)
Members' distributions - related party	(59,000)	--	--
Net cash provided (used) in financing activities	(9,449,000)	1,977,000	23,371,000

NET CHANGE IN CASH	(348,000)	(5,119,000)	6,281,000

Cash and cash equivalents, beginning of period	1,167,000	6,286,000	5,000

Cash and cash equivalents, end of period	$819,000	$1,167,000	$6,286,000

Supplemental disclosures of cash flows information:

Interest paid during the period	$343,000	$437,000	$710,000
Non-cash investing and financing activities:
Unrealized loss on marketable securities - related party	$17,000	$--	$--
Loans funded through secured borrowings	$5,841,000	$340,000	$10,176,000
Loan payoffs of loans funded through secured borrowings	$1,938,000	$2,403,000	$7,586,000
Capital contribution by Manager through forgiveness of liability	$64,000	$--	$--
Note payable related to acquisition of investment in real property	$--	$--	$4,950,000
Reimbursements of offering costs paid by Vestin Mortgage converted to 54,862 membership units	$--	$565,000	$--
Offering costs paid by our manager, recorded as deferred offering costs and due to manager	$--	$455,000	$259,000
Real estate held for sale acquired through foreclosure	$577,000	$--	$--
Recapture of accumulated depreciation due to sale of building	$480,000	$--	$--
Recapture of capitalized loan fees due to sale of building	$115,000	$--	$--
Recapture of amortized closing costs due to sale of building	$27,000	$--	$--
Recapture of deferred rent receivable due to sale of building	$291,000	$--	$--
Deferred income related to sale of building	$985,000	$--	$--

The accompanying notes are an integral part of these consolidated statements.

VESTIN FUND III, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — ORGANIZATION

Vestin Fund III, LLC was organized in April 2003 as a Nevada limited liability company for the purpose of investing in real estate loans and income-producing real property. On March 5, 2007, a majority of our members approved the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investments in real estate loans. Prior to adopting this amendment, we also invested in revenue-generating commercial real estate. We sold our last real estate investment in November 2006. In this report, we refer to Vestin Fund III, LLC as “the Company”, “our Company”, the “Fund”, “we”, “us”, or “our”.

We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our Operating Agreement as “Mortgage Assets”). We commenced operations in February 2004. We will continue our operations until December 2023 unless dissolved prior thereto or extended by vote of the members under the provisions of our Operating Agreement.

We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a company investing in real estate loans, investments in real estate, prior to March 5, 2007, and raising funds through our Distribution Reinvestment Plan, we are subject to the North American Securities Administration Act Mortgage Program Guidelines and Real Estate Guidelines (collectively, the “NASAA Guidelines”) promulgated by the state securities administrators.

On November 7, 2003, our Registration Statement as filed with the United States Securities and Exchange Commission (SEC) became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“unit”). On November 7, 2005, we discontinued the offering of our units; however, members may continue to purchase additional Units through our Distribution Reinvestment Plan whereby the members’ distributions may be used to purchase additional units at the current value. As of December 31, 2006, we had sold approximately 3,087,564 units, which includes 221,643 units purchased through our Distribution Reinvestment Plan.

Our manager is Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”), a Nevada corporation, which is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation. Michael Shustek, the CEO and director of our manager, wholly owns Vestin Group, Inc., which is engaged in asset management, real estate lending and other financial services though its subsidiaries. Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was engaged in the business of brokerage, placement and servicing of commercial loans secured by real property. On July 1, 2006, the mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. that has continued the business of brokerage, placement and servicing of commercial real estate loans. Vestin Originations, Inc. is a wholly owned subsidiary of Vestin Group.

Pursuant to our Operating Agreement, our manager controls the daily operating activities of the Company, including the power to assign duties, to determine how to invest our assets, to sign bills of sale, title documents, leases, notes, security agreements, real estate loan investments and contracts, and to direct our business operations. Consequently, our operating results are dependent on our manager’s ability and intent to continue to service the Company’s assets. The Operating Agreement also provides that the members have certain rights, including the right to terminate our manager subject to a majority vote of the members.

Vestin Mortgage, Inc. is also the manager of Vestin Realty Mortgage I, Inc., as the successor by merger to Vestin Fund I, LLC, (“VRM I”), Vestin Realty Mortgage II, Inc, as the successor by merger to Vestin Fund II, LLC, (“VRM II) and inVestin Nevada, Inc., (“inVestin”) a company wholly owned by our manager’s CEO. These entities also invest in commercial real estate loans.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, VF III HQ, LLC. All significant inter-company transactions and balances have been eliminated in consolidation. During December 2006, VF III HQ, LLC was dissolved.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing and non-interest-bearing bank deposits, money market accounts, short-term certificates of deposit with original maturities of three months or less, and short-term instruments with a liquidation provision of one month or less.

Restricted Cash

We have restricted cash, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006. The requirement for the deposit expires in November 2007, which may be extended for an additional year.

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

Investments in Real Estate Loans

We may from time to time acquire or sell investments in real estate loans from or to our manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the par value of the loan. The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital. Selling or buying loans allows us to diversify our loan portfolio within these parameters. Due to the short-term nature of the loans we make and the similarity of interest rates in loans we normally would invest in, the fair value of a loan typically approximates its carrying value. Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

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

As of December 31, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At December 31, 2006, we had approximately $12.3 million in investments in real estate loans that had interest reserves where the total outstanding principal due to us and our co-lenders was approximately $120.3 million. These loans had interest reserves of approximately $5.6 million, of which our portion was approximately $0.6 million. At December 31, 2005, we had approximately $3.9 million in investments in real estate loans that had interest reserves where the total outstanding principal due to us and our co-lenders was approximately $53.2 million. These loans had interest reserves of approximately $2.4 million, of which our portion was approximately $0.7 million.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a non-conventional lender willing to invest in loans to borrowers who may not meet the credit standards of conventional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry. We, our manager and Vestin Originations generally approves loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

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

As of December 31, 2006, we had no investments in real property. A Special Meeting of our members was held on March 5, 2007 to vote on approval of the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investment in real estate loans. A majority of our members approved the Third Amended and Restated Operating Agreement.

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, the Company seeks to identify potential purchasers of such property. It is not the Company's intent to invest in or hold real estate that has been acquired through foreclosure as a long-term investment. In accordance with Statement of Financial Accounting Standards (“FAS”) 144 - Accounting for the Impairment or Disposal of Long Lived Assets (“FAS 144”), the Company seeks to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Management classifies real estate held for sale when the following criteria are met:

•	Management commits to a plan to sell the properties;

•	The property is available for immediate sale in its present condition subject only to terms that are usual and customary;

•	An active program to locate a buyer and other actions required to complete a sale have been initiated;

•	The sale of the property is probable;

•	The property is being actively marketed for sale at a reasonable price; and

•	Withdrawal or significant modification of the sale is not likely.

Classification of Operating Results from Real Estate Held for Sale

FAS 144 - Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144'') generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income. The Company's operations related to real estate held for sale are separately identified in the accompanying consolidated statements of income.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any fees for entering into secured borrowing arrangements; however, we may receive revenue in any differential of the interest spread. Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or VRM II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS 140. We do not receive any revenues for entering into secured borrowing arrangements. As of December 31, 2006, we had approximately $4.4 million in outstanding secured borrowing arrangements.

Investment in Marketable Securities - Related Party

Investment in marketable securities - related party consists of stock in VRM II. The securities are stated at fair value as determined by the market price as of December 31, 2006. All securities are classified as available-for-sale under the provisions of FAS 115 Accounting for Certain Investments in Debt and Equity Securities.

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

At December 31, 2006 and 2005, the estimated fair values of the real estate loans were approximately $27.0 million and $23.0 million, respectively. At December 31, 2006 and 2005, we had approximately $4.4 million and $0.5 million, respectively, in assets under secured borrowings. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

Net Income Allocated to Members Per Weighted Average Membership Unit

Net income allocated to members per weighted average membership unit is computed by dividing net income calculated in accordance with GAAP by the weighted average number of membership units outstanding for the period.

Income Taxes

Income tax effects resulting from our operations pass through to our members individually and, accordingly, no provision for income taxes is included in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current period presentation.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by trust deeds.

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash. As of December 31, 2006 and December 31, 2005, we had approximately $1.9 million and $1.2 million, respectively, in excess of the federally insured limits.

As of December 31, 2006, 43.5%, 16.2%, 12.0% and 10.8% of our loans were in Nevada, Arizona, California and Oregon, respectively, compared to 18.2%, 25.2%, 23.8% and 5.9% at December 31, 2005, respectively. As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

At December 31, 2006, the aggregate amount of loans to our three largest borrowers represented 17.48% of our total investment in real estate loans. These real estate loans consisted of commercial and construction loans, located in Nevada, Oregon, and Washington with first lien positions earning between 9% and 12%, with an aggregate outstanding balance of approximately $4.7 million. At December 31, 2005, the aggregate amount of loans to our three largest borrowers represented 41% of our total investment in real estate loans. These real estate loans consisted of commercial and land loans, located in Arizona, California and Nevada, with a first lien position, earning between 10% and 12%, with an aggregate outstanding balance of approximately $9.2 million. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

As of December 31, 2006, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash. An increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on the borrower’s ability to refinance.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2006 and 2005, we had four real estate loan products consisting of commercial, construction, acquisition and development and land loans. The effective interest rates on all product categories range from 9% to 13%. Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of December 31, 2006 were as follows:

Loan Type	Number Of Loans	Fund Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	4	$3,408,000	12.08%	12.59%	62.78%
Commercial	9	8,420,000	10.39%	31.10%	72.51%
Construction	5	5,843,000	11.38%	21.58%	70.26%
Land	9	9,401,000	11.81%	34.73%	55.98%
	27	$27,072,000	11.31%	100.00%	65.06%

Investments in real estate loans as of December 31, 2005 were as follows:

Loan Type	Number Of Loans	Fund Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	3	$3,806,000	11.30%	16.52%	47.74%
Commercial	12	12,244,000	9.63%	53.15%	65.33%
Construction	2	1,231,000	12.00%	5.34%	64.50%
Land	3	5,756,000	11.01%	24.99%	56.44%
	20	$23,037,000	10.38%	100.00%	60.16%

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

(2)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Consolidated Balance Sheets:

	December 31, 2006 Balance	December 31, 2005 Balance
Balance Per Loan Portfolio	$27,072,000	$23,037,000
Less:
Allowance for Loan Losses	(73,000)	(73,000)
Balance per Balance Sheet	$26,999,000	$22,964,000

The following is a schedule of priority of real estate loans as of December 31, 2006 and 2005.

Loan Type	Number of Loans	December 31, 2006 Balance*	Portfolio Percentage	Number of Loans	December 31, 2005 Balance*	Portfolio Percentage

First Deeds of Trust	26	$26,772,000	98.89%	18	$21,527,000	93.45%
Second Deeds of Trust**	1	300,000	1.11%	2	1,510,000	6.55%
	27	$27,072,000	100.00%	20	$23,037,000	100.00%

* Please see (2) above
** Generally, our second trust deeds are junior to first trust deed positions held by either us or our manager.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2006:

January 2007 - March 2007	$5,016,000
April 2007 - June 2007	9,371,000
July 2007 - September 2007	8,082,000
October 2007 - December 2007	4,603,000
Thereafter	--

Total	$27,072,000

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2006 and 2005:

	December 31, 2006 Balance*	Portfolio Percentage	December 31, 2005 Balance*	Portfolio Percentage

Arizona	$4,390,000	16.22%	$5,807,000	25.21%
California	3,240,000	11.97%	5,490,000	23.83%
Nevada	11,766,000	43.46%	4,194,000	18.21%
North Carolina	--	--%	102,000	0.44%
Oklahoma	1,000,000	3.69%	1,000,000	4.34%
Oregon	2,933,000	10.83%	1,356,000	5.89%
Texas	2,330,000	8.61%	2,525,000	10.96%
Washington	1,413,000	5.22%	1,360,000	5.90%
Wisconsin	--	-%-	1,203,000	5.22%
Total	$27,072,000	100.00%	$23,037,000	100.00%

* Please see (2) above

At December 31, 2006, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Forest Development LLC and Babuski LLC. These loans are currently carried on our books at a value of approximately $1.6 million. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

•
Monterrey Associates, L.P., a loan secured by a 248 Unit apartment complex in Oklahoma City, OK, along with other real estate collateral, with an outstanding balance of approximately $4.4 million of which our portion is $1.0 million. The loan is four months in arrears in payments of interest. Our manager has commenced foreclosure proceedings and is filing litigation to enforce the personal guarantee on the loan. Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary. In addition, our manager commenced foreclosure proceedings on a second mortgage on a 233 unit apartment complex that was additional collateral for the loan. Subsequent to December 31, 2006, we completed the foreclosure of the second mortgage and took title to the property subject to a non-recourse first mortgage, which is held by an unrelated third party. We sold this property to an unrelated third party who will assume the non-recourse first mortgage. This transaction did not result in any gain or loss.

•
Forest Development, LLC , a loan secured by two 4,000 square foot single family residences, together with the four remaining lots in the subdivision, located in Mt. Charleston, NV with an outstanding balance of approximately $2.6 million of which our portion is $301,000. The loan is two months in arrears in payment of interest. Our manager has commenced foreclosure proceedings and is filing litigation to enforce the personal guarantee on the loan. Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary.

•
Babuski, LLC, a loan secured by 9.23 +/- acres of land at the northeast corner of the I-215 and Russell Road in Las Vegas, NV, with an outstanding balance of approximately $9.5 million of which our portion is $293,000. The loan is one month in arrears in payments of interest. Our manager has commenced foreclosure proceedings and is filing litigation to enforce the personal guarantee on the loan. Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary.

The following schedule summarizes the non-performing loans:

Description of Collateral	Balance December 31, 2006	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
248-unit apartment complex in Oklahoma City, OK	$1,000,000	9/1/2006	4	23%
2 building with 6 units each and 4 lots in Mt. Charleston, NV	301,000	10/27/2006	2	12%
9.23 +- acres of land in Las Vegas, NV	293,000	3/17/2007	1	3%
	$1,594,000

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of December 31, 2006, we have provided a general allowance for loan losses of $73,000. As of December 31, 2006, approximately $1.6 million in non-performing loans had no specific allowance for loan losses; there were no non-performing loan as of December 31, 2005. Our manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal. Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

The following is a roll-forward of the allowance for loan losses for the year ended December 31, 2006:

Description	Balance at December 31, 2005	Provisions	Deductions	Balance at December 31, 2006
Valuation Allowance	$73,000	--	--	$73,000

In addition, our manager had granted extensions on six loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of December 31, 2006 was approximately $4.7 million. Our manager concluded that no allowance for loan loss was necessary with respect to these loans as of December 31, 2006.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans. The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a quarterly basis, our manager evaluates our real estate loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the loan amount.

NOTE E — INVESTMENT IN REAL PROPERTY

Investment in real property at December 31, 2005, consisted of an approximately 42,000 square foot office building located at 8379 West Sunset Road, Las Vegas, Nevada. The purchase price, related closing costs and tenant improvements totaled $9,887,000. We provided $4,850,000 of the purchase price from our capital and borrowed $4,950,000. The building was leased to Vestin Group, earning us monthly rent revenue of $87,000. Vestin Group sub-leased office space in the building as permitted by the lease agreement at rental rates equal to or less than the rental rate we receive.

In November 2006, we sold the building to an unrelated third party for a cash sales price of $14,250,000 and recognized a gain of approximately $2.6 million, net of sales expenses, which included a 3.0% sales commission to our manager of $428,000.

As of December 31, 2006, we had no investments in real property. As of March 5, 2007, a majority of our members approved the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investments in real estate loans.

As further discussed in Note Q - Segment Information below, net income on this segment of our business was $4,058,000, which represents twelve months of operating activity. The following represents our estimated yield on this investment from a cash flow perspective.

	For the Years Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Net Income From Real Estate Segment	$2,639,000	$322,000	$92,000
Less Principal Payments	(4,830,000)	(98,000)	--
Less Deferred Rent Receivable - related party	--	(168,000)	--
Book value of property sold	9,878,000	--	--
Add Back Depreciation and Amortization	204,000	222,000	81,000
Yield	$7,891,000	$278,000	$173,000
Investment Provided from Capital	$4,850,000	$4,850,000	$4,850,000
Months of Operation	11	12	4.5
Annualized Yield on Real Estate Segment	177.49%	5.73%	9.51%

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

NOTE F — LEASING ACTIVITY

Prior to selling the facility described in Note E- Investment in Real Property above, we leased the facility to Vestin Group under a 10-year non-cancelable lease agreement, expiring March 2014, with two, five-year optional extensions. The agreement called for an annual base rent of $894,000, plus a 4% annual increase. Rental income recognized for the leased facility was recognized on a straight-line basis over the term of the lease. For the years ended December 31, 2006, 2005 and 2004, rental income totaled $944,000, $1,040,000 and $317,000, respectively. The lease agreement expiring March 2014 was transferred to the purchasers of the building. As part of the sales agreement, we were obligated to hold funds at a banking institution to support future rent payments, which are classified as “Cash - restricted” on the consolidated balance sheet. The amount of restricted cash at December 31, 2006 was $985,000 and the requirement to hold these funds expires in November 2007, which may be extended for an additional year.

NOTE G — INVESTMENT IN MARKETABLE SECURITIES - RELATED PARTY

During the year ended December 31, 2006, we purchased 158,191 shares of VRM II’s common stock, representing approximately 0.41% of their total outstanding common stock.

NOTE H — REAL ESTATE HELD FOR SALE

At December 31, 2006, we held one property with a total carrying value of approximately $0.6 million, which was acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in the property. Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a roll-forward of investments in real estate held for sale during the year ended December 31, 2006:

Description	Date Acquired	Percentage of Ownership	Balance at January 1, 2006	Acquisitions (Reductions)	Sales	Gain (Loss) on Sale of Real Estate	Balance at December 31, 2006

480 residential building lots in Rio Vista Master Planned Community in Cathedral City, CA (1)	12/21/2006	2%	--	$575,000	$--	$--	$575,000

			$--	$575,000	$--	$--	$575,000

(1)	Acquisitions of Real Estate Held for Sale for the Year Ended December 31, 2006:

During November 2006, we, VRM I and VRM II acquired the collateral of a loan, 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA, through foreclosure. Our manager has evaluated the carrying value of the property and based on its estimate, no valuation allowance was deemed necessary as of December 31, 2006. The property is currently under a purchase agreement for a total sales price of approximately $29.9 million, of which our portion will be approximately $0.6 million.

NOTE I — RELATED PARTY TRANSACTIONS

From time to time we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the par value. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income. For the year ended December 31, 2006, 2005 and 2004, we recorded fees to our manager of $45,000, $155,000 and $36,000, respectively. During April 2006, we recognized a capital contribution from our Manager related to a forgiveness of management fee incurred in the amount of $64,000.

We sold a portion of a loan to our manager for $700,000 and repurchased the same portion for $700,000 during November 2006. No gain or loss was recognized on this transaction.

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

During the years ended December 31, 2006, 2005 and 2004 we paid pro rata distributions owed to our manager of $48,000, $82,000 and $0, respectively based upon 54,862 units owned by our manager.

We recognized approximately $0.9 million, $1.0 million and $0.3 million in rental income for the years ended December 31, 2006, 2005 and 2004, respectively, from Vestin Group related to an office building located in Las Vegas, Nevada. This building was sold to an unrelated third party during November 2006.

In November 2006, we sold the building to an unrelated third party for a cash sales price of $14,250,000 and recognized a gain of approximately $2.6 million, net of sales expenses, which included a 3.0% sales commission to our manager of $428,000.

Transactions with Other Related Parties

During the year ended December 31, 2006 and 2005, we sold $4.9 million and $500,000, respectively, in real estate loans to VRM II. In addition, during the year ended December 31, 2006, we bought $6.0 million in real estate loans from VRM II. There was no gain or loss associated with such transactions.

As of December 31, 2006, we owned 158,191 of VRM II’s common shares. For the year ended December 31, 2006, we recorded $47,000 in dividend income based on the number of shares we held on the dividend record dates.

During the years ended December 31, 2006 and 2005 we paid pro rata distributions owed to inVestin of $31,000 and $16,000 respectively, based upon 34,856 units owned by inVestin.

During the year ended December 31, 2006 and 2005, we incurred expenses of $20,000, $10,000 and $0, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz. The Secretary of Vestin Group has an equity ownership interest in the law firm.

NOTE J — SECURED BORROWINGS

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any fees for entering into secured borrowing arrangements; however, we may receive revenue in any differential of the interest spread. Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or VRM II (collectively, the “Lead Lenders”). In the event of borrower non- performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

During October 2006, we, our manager, Vestin Origination, Inc., VRM I and VRM II entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan. (See exhibit 10.10 Intercreditor Agreement under the Exhibit Index included in Part IV, Item 15 Exhibits and Financial Statement Schedules of this Report Form 10-K). The secured borrowing will be recognized pro rata between us, VRM I and VRM II for the amount each entity has funded for the loan. As of December 31, 2006, approximately $24.3 million has been funded on this loan, of which our portion was approximately $1.4 million. As of December 31, 2006, this secured borrowing totaled approximately $18.5 million, of which our portion was approximately $4.4 million. In the event VRM I and VRM II were unable to pay their pro rata share of the secured borrowing, we would be liable for the full outstanding balance. As of December 31, 2005, we had $527,000 in funds being used under Inter-creditor Agreements.

NOTE K — NOTE PAYABLE

During the year ended December 31, 2006, our note payable was paid in full. As part of the full payment on the note, we paid $435,000 in defeasance fees to settle the note, which were included in interest expense.

NOTE L — MEMBERS’ EQUITY

Membership Units

During the year ended December 31, 2006, members received 77,730 units as a result of reinvestments of distributions.

Allocations and Distributions

In accordance with our Operating Agreement, profits, gains and losses are to be credited to and charged against each member’s capital account in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Distributions are paid monthly to members. Members may elect to reinvest their distributions. For the year ended December 31, 2006, distributions to members were $1,728,000, net of reinvestments of $816,000.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the last quarter of fiscal year 2006. Based on this review, as a result the gain on sale of our real estate held for investment, the value of members’ capital accounts was adjusted from $10.50 per unit to $11.00 per unit. As a result, new units sold through our Distribution Reinvestment Plan and units redeemed on or after December 15, 2006 have been sold or redeemed at $11.00 per unit. The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP. Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

Redemption Limitation

In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. As of December 31, 2006, the total of redemptions made from inception was approximately $3.2 million. Balances in Members’ capital accounts as of January 1, 2006 were approximately $29.2 million, which limited redemptions to approximately $2.9 million for calendar 2006. Total redemptions during the year ended December 31, 2006 were approximately $2.9 million. The remaining requests to redeem, as of December 31, 2006, were approximately $2.9 million in 2007, $2.5 million in 2008, $1.8 million in 2009 and $47,000 in 2010 subject to unit valuation adjustments. On March 8, 2007, we redeemed 137,766 units totaling approximately $1.5 million.

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

NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative - effect adjustment to the beginning balance of retained earnings. The Company is evaluating FIN 48 and has not yet determined the impact the adoption will have on the consolidated financial statements, but it is not expected to be significant.

On September 13, 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 31, 2006. The adoption of this bulletin did not have a significant impact on the consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). FAS 58 requires an employer to: (a) recognize in its statement of financial position the funded status of a benefit plan; (b) measure defined benefit plan assets and obligations as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise but are not recognized as components of net periodic benefit costs pursuant to prior existing guidance. The provisions governing recognition of the funded status of a defined benefit plan and related disclosures are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Because we currently do not have defined benefit or other post retirement plans, the standard will have no effect on us.

In September 2006, the FASB issued FAS 157 - Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2008. The Company is currently assessing the impact of the adoption of this Statement.

NOTE N— LEGAL MATTERS INVOLVING THE MANAGER

The United States Securities and Exchange Commission (the “Commission”), conducted an investigation of certain matters related to us, our manager, Vestin Capital, VRM I and VRM II. We fully cooperated during the course of the investigation. On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the Commission (the “Order”). Our manager, Vestin Mortgage and its Chief Executive Officer, Michael Shustek, as well as Vestin Capital (collectively, the “Respondents”), consented to the entry of the Order without admitting or denying the findings therein. In the Order, the Commission finds that the Respondents violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 through the use of certain slide presentations in connection with the sale of units in us and in VRM II’s predecessor, Vestin Fund II, LLC. The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and Mr. Shustek’s suspension from association with any broker or dealer for a period of six months, which expires in March 2007. In addition, the Respondents agreed to implement certain undertakings with respect to future sales of securities. We are not a party to the Order and we do not expect that the sanctions imposed upon the Respondents will have any material affect upon our operations.

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

In April 2006, our manager, Vestin Mortgage Inc., filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked VRM I and VRM II (“the lenders”) right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii. The State of Hawaii responded by filing allegations against Vestin Mortgage, Inc. and VRM II alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to VRM II. Our manager believes the State’s claims to be without merit and intend to vigorously pursue our remedies while defending against any allegations made by the State.

In October 2006, a Judge of the Circuit Court of the First Circuit in Hawaii imposed new restrictions upon the lenders right to foreclose and denied any subsequent owner the licensing necessary to operate the funeral service until the alleged pre-need and perpetual care trust funds shortages are cured. Our manager believes these restrictions are both unauthorized under state law and unconstitutional under federal law. In January 2007, the lenders filed a petition with the Supreme Court of Hawaii seeking mandamus relief from that ruling. As of March 28, 2007, the Supreme Court of Hawaii has not ruled on the lender’s petition, but has requested briefing from the State of Hawaii regarding the petition. The outcome of this litigation is unforeseeable at this time. Our manager cannot estimate when the foreclosure will ultimately be completed or when the lenders may obtain title to the underlying properties.

VRM II, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 88 separate plaintiffs (“Plaintiffs”) in Superior Court for Clark County, Nevada. The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II. The Action seeks monetary damages and a rescission of the REIT conversion. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of VRM II’s management agreement and Fund II’s operating agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by the Company with respect to the above actions. We are not a party to this action.

VRM I and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund I into Vestin Realty Mortgage I, Inc. The action has been removed to the United States District Court for the Southern District of California, but the Company has agreed to stipulate to remand this action to San Diego Superior Court. The action is being brought as a purported class action on behalf of all members of Vestin Fund I who did not vote in favor of the merger. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of VRM I’s management agreement and Fund I’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM I with respect to the above actions.

VRM II and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund II into Vestin Realty Mortgage II, Inc. The action is being brought as a purported class action on behalf of all members of Vestin Fund II who did not vote in favor of the merger. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of VRM II’s management agreement and Fund II’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.

In addition to the matters described above, our manager is involved in a number of legal proceedings concerning matters arising in connection with the conduct of its business activities. Our manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. Other than the matters described above, our manager believes that it is not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our manager’s net income in any particular period.

NOTE O — LEGAL MATTERS INVOLVING THE COMPANY

We believe that we are not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our net income in any particular period.

NOTE P — SELECTED QUARTERLY FINANCIAL DATED (UNAUDITED)

The following schedule is a selected quarterly financial data for the fiscal year ended December 31, 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Total Revenues	$869,000	$843,000	$852,000	$931,000	$3,495,000
Total Operating Expenses	219,000	174,000	209,000	675,000	1,277,000
Total Other Income and Expenses	--	--	--	2,612,000	2,612,000

NET INCOME	$650,000	$669,000	$643,000	$2,868,000	$4,830,000

Net Income Allocated to Members	$650,000	$669,000	$643,000	$2,868,000	$4,830,000

Net Income Allocated to Members Per Weighted Average Membership Units	$0.22	$0.23	$0.22	$1.03	$1.67

Weighted Average Membership Units	2,986,887	2,938,692	2,878,643	2,782,318	2,896,025

Annualized Rate of Return to Members (a)	8.41%	8.70%	8.44%	38.95%	15.88%

Cash Distributions	$645,000	$647,000	$637,000	$615,000	$2,544,000

Cash Distributions Per Weighted Average Membership Units	$0.22	$0.22	$0.22	$0.22	$0.88

Weighted Average Term of Outstanding Loans(b)	19 months	16 months	16 months	14 months	14 months

(a)
The annualized rate of return to members in 2006 is calculated based upon the net GAAP income allocated to members per weighted average units as of December 31, 2006 divided by the number of days during the period (90, 91, 92, 92 and 365 for the first quarter, second quarter, third quarter, fourth quarter and year, respectively) and multiplied by three hundred and sixty five (365) days, then divided by $10.50 (the cost per unit).

(b)	The weighted average term of our outstanding loans includes extensions.

The following schedule is a selected quarterly financial data for the fiscal year ended December 31, 2005:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Total Revenues	$854,000	$898,000	$859,000	$1,005,000	$3,616,000
Total Operating Expenses	$330,000	$333,000	$216,000	$415,000	$1,294,000

NET INCOME	$524,000	$565,000	$643,000	$590,000	$2,322,000

Net Income Allocated to Members	$524,000	$565,000	$643,000	$590,000	$2,322,000

Net Income Allocated to Members Per Weighted Average Membership Units	$0.20	$0.20	$0.22	$0.20	$0.82

Weighted Average Membership Units	2,665,400	2,836,033	2,865,352	2,958,579	2,817,055

Annualized Rate of Return to Members (a)	7.74%	7.76%	8.64%	7.68%	8.00%

Cash Distributions	$649,000	$697,000	$539,000	$670,000	$2,555,000

Cash Distributions Per Weighted Average Membership Units	$0.24	$0.25	$0.19	$0.23	$0.91

Weighted Average Term of Outstanding Loans (b)	18 months	17 months	17 months	17 months	17 months

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

(b)	The weighted average term of our outstanding loans includes extensions.

NOTE Q — SEGMENT INFORMATION

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

The information provided for Segment Reporting is based on internal reports utilized by management. The presentation and allocation of overhead and the net contribution for the operating segments may not reflect the actual economic costs, contribution or results of operations of the segments as stand-alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ, but the relative trends in segments would, in management’s view, likely not be impacted.

Our two reportable segments are investments in real estate loans and investments in real estate.

Financial information concerning our reportable segments is presented as follows for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31, 2006	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$2,292,000	$2,292,000	$--
Interest income from secured borrowings	118,000	118,000	--
Rental income	944,000	--	944,000
Gain on sale of building	2,624,000	--	2,624,000
Dividend Income	47,000	47,000	--
Other	94,000	94,000	--
Total revenues	6,119,000	2,551,000	3,568,000

Operating expenses
Management fees	45,000	34,000	11,000
Professional fees	207,000	161,000	46,000
Professional fees-related party	20,000	16,000	4,000
Expenses related to real estate held for sale	12,000	12,000	--
Other	24,000	21,000	3,000
Total operating expenses	308,000	244,000	64,000

EBITDA*	5,811,000	2,307,000	3,504,000

Less:
Depreciation and Amortization	204,000	--	204,000
Interest expense related to secured borrowings	116,000	116,000	--
Interest expense related to investment in real estate	661,000	--	661,000

NET INCOME	$4,830,000	$2,191,000	$2,639,000

	For the Year Ended December 31, 2005	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$2,341,000	$2,341,000	$--
Interest income from secured borrowings	160,000	160,000
Rental income	1,040,000	--	1,040,000
Gain on sale of building	--	--	--
Dividend Income	--	--	--
Other	75,000	75,000	--
Total revenues	3,616,000	2,576,000	1,040,000

Operating expenses
Management fees	155,000	112,000	43,000
Professional fees	314,000	212,000	102,000
Professional fees-related party	93,000	63,000	30,000
Other	73,000	53,000	20,000
Total operating expenses	635,000	440,000	195,000

EBITDA*	2,981,000	2,136,000	845,000

Less:
Depreciation and Amortization	222,000	--	222,000
Interest expense related to secured borrowings	136,000	136,000	--
Interest expense related to investment in real estate	301,000	--	301,000

NET INCOME	$2,322,000	$2,000,000	$322,000

	For the Year Ended December 31, 2004	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$1,269,000	$1,269,000	$--
Interest income related to secured borrowings	687,000	687,000	--
Rental income	317,000	--	317,000
Other	87,000	87,000	--
Total revenues	2,360,000	2,043,000	317,000

Operating expenses
Management fees	36,000	21,000	15,000
Provision for loan losses	73,000	73,000	--
Professional fees	62,000	36,000	26,000
Other	28,000	5,000	23,000
Total operating expenses	199,000	135,000	64,000

EBITDA*	2,161,000	1,908,000	253,000

Less:
Depreciation and Amortization	81,000	--	81,000
Interest expense related to secured borrowings	630,000	630,000	--
Interest expense related to investment in real estate	80,000	--	80,000

NET INCOME	$1,370,000	$1,278,000	$92,000

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

NOTE R — SUBSEQUENT EVENTS

Our manager commenced foreclosure proceedings on a second mortgage on a 233 unit apartment complex that was additional collateral for the Monterrey Associates, L.P. loan. Subsequent to December 31, 2006, we completed the foreclosure of the second mortgage and took title to the property subject to a non-recourse first mortgage, which is held by an unrelated third party. We sold this property to an unrelated third party who assumed the non-recourse first mortgage. This transaction did not result in any gain or loss.

A Special Meeting of our members was held on March 5, 2007, at which a majority of our members approved the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investment in real estate loans.

On March 8, 2007, we redeemed 137,766 units totaling approximately $1.5 million.

On March 21, 2007, John W. Alderfer resigned as the Chief Financial Officer of Vestin Group, the parent company of our manager. On March 21, 2007, Rocio Revollo, was appointed to be the Chief Financial Officer of Vestin Group, the parent company of our manager. In that capacity, she will function as the equivalent of our Chief Financial Officer.

SUPPLEMENTARY INFORMATION

Schedule I
VESTIN FUND III, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOAN ROLL FORWARD

Balance, December 31, 2003	$--
Additions during the period
New mortgage loans	20,442,000
Mortgage loans bought	10,000,000
Deductions during the period
Collections of principal	(9,736,000)
Foreclosed loans (real estate held for sale)	--
Mortgage loans sold	(7,113,000)

Net Change in 2004	13,593,000

Balance, December 31, 2004	$13,593,000

Additions during the period
New mortgage loans	16,976,000
Mortgage loans bought	--
Deductions during the period
Collections of principal	(7,032,000)
Foreclosed loans (real estate held for sale)	--
Mortgage loans sold	(500,000)

Net Change in 2005	9,444,000

Balance, December 31, 2005	$23,037,000

Additions during the period
New mortgage loans	22,696,000
Mortgage loans bought	6,700,000
Deductions during the period
Collections of principal	(19,184,000)
Foreclosed loans (real estate held for sale)	(577,000)
Mortgage loans sold	(5,600,000)

Net Change in 2006	4,035,000

Balance, December 31, 2006	$27,072,000

Schedule II
VESTIN FUND III, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS BY TYPE OF PROPERTY

As of December 31, 2006:
Type of Property	Interest Rate	Face Amount of Loan	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

Commercial	9% - 13%	$105,081,000	$8,420,000	09/2006 - 12/2007	$1,000,000
Construction	10% - 12%	$94,466,000	$5,843,000	10/2006 - 07/2007	$301,000
Acquisition and Development	12% - 13%	$18,932,000	$3,408,000	01/2007 - 07/2007	$--
Land	10% - 13%	$79,625,000	$9,401,000	11/2007 - 12/2007	$293,000
			$27,072,000

As of December 31, 2005:
Type of Property	Interest Rate	Face Amount of Loan	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

Commercial	6% - 14%	$96,921,000	$12,244,000	03/2006 - 09/2006	$--
Construction	12%	$16,050,000	$1,231,000	03/2006 - 07/2006	$--
Acquisition and Development	8% - 12%	$75,662,000	$3,806,000	04/2006 - 05/2006	$--
Land	10% - 14%	$63,158,000	$5,756,000	02/2006 - 04/2006	$--
			$23,037,000

Schedule III
Vestin Fund III, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS BY LIEN POSITION

As of December 31, 2006:
Lien Position	Face Amount of Loan	Interest Rate	Fund Balance	Maturity Date	Amount Subject to Delinquency

1st	$26,072,000	9% - 13%	$26,772,000	09/2006 - 12/2007	$1,594,000
2nd	$1,000,000	10.5%	$300,000	12/2007	$--
			$27,072,000

As of December 31, 2005:
Lien Position	Face Amount of Loan	Interest Rate	Fund Balance	Maturity Date	Amount Subject to Delinquency

1st	$229,459,000	6% - 14%	$21,527,000	03/2006 - 09/2006	$--
2nd	$22,332,000	14%	$1,510,000	02/2006 - 03/2006	$--
			$23,037,000

Schedule IV
Vestin Fund III, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS THAT EXCEED THREE PERCENT OF THE PORTFOLIO

As of December 31, 2006:
Description of Loan	Interest Rate	Maturity Date	Extension Date	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

A/D	12.00%	07/17/07		1st	$5,100,000	$1,000,000	$--
A/D	12.00%	05/16/07		1st	$3,900,000	$1,387,451	$--
Commercial	12.00%	09/01/05	09/01/06	1st	$4,431,000	$1,000,000	$1,000,000
Commercial	9.00%	07/15/06	11/15/06	1st	$4,600,000	$1,156,048	$--
Commercial	10.50%	12/14/07		1st	$8,750,000	$1,300,000	$--
Commercial	11.50%	10/05/07		1st	$18,000,000	$1,380,623	$--
Commercial	10.00%	06/30/07		1st	$16,000,000	$1,400,000	$--
Commercial	9.00%	07/12/07		1st	$23,900,000	$1,500,000	$--
Construction	12.00%	07/31/06	12/28/06	1st	$12,550,050	$929,750	$--
Construction	12.00%	07/16/07		1st	$31,250,000	$1,381,629	$--
Construction	12.00%	05/16/07		1st	$26,000,000	$1,412,654	$--
Construction	10.00%	05/28/07		1st	$21,166,000	$1,818,541	$--
Land	12.00%	04/11/07		1st	$8,400,000	$820,000	$--
Land	10.00%	11/25/06	02/25/07	1st	$2,000,000	$1,066,330	$--
Land	10.50%	12/30/07		1st	$18,000,000	$1,181,935	$--
Land	13.00%	06/30/07		1st	$10,000,000	$1,400,000	$--
Land	13.00%	07/28/07		1st	$15,000,000	$1,400,000	$--
Land	13.00%	08/10/07		1st	$8,500,000	$1,400,000	$--
Land	10.50%	09/15/07		1st	$4,725,000	$1,400,000	$--

As of December 31, 2005:
Description of Loan	Interest Rate	Maturity Date	Extension Date	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

A/D	12.00%	01/07/06	04/07/06	1st	$7,662,000	$2,420,000	$--
A/D	12.00%	05/10/06		1st	$33,000,000	$715,000	$--
Commercial	10.00%	04/30/06		1st	$15,000,000	$1,500,000	$--
Commercial	12.00%	09/01/05	03/01/06	1st	$4,431,000	$1,000,000	$--
Commercial	11.00%	01/20/06	04/20/06	1st	$7,000,000	$2,500,000	$--
Commercial	6.00%	07/15/06		1st	$4,600,000	$1,156,000	$--
Commercial	6.00%	07/15/06		1st	$6,500,000	$1,203,000	$--
Commercial	6.00%	07/15/06		1st	$4,320,000	$1,360,000	$--
Commercial	10.25%	08/18/06		1st	$24,500,000	$950,000	$--
Commercial	13.00%	09/30/06		1st	$19,500,000	$1,500,000	$--
Construction	12.00%	07/31/06		1st	$12,550,000	$930,000	$--
Land	10.00%	03/30/06		1st	$35,000,000	$4,307,000	$--
Land	14.00%	02/15/06		2nd	$21,632,000	$832,000	$--