Form 10-Q
period 2007-03-31
VESTIN FUND III LLC
filed 2007-05-11
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Transition Period From _______ To ________

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

Yes  [   ]     No  [X]

As of May 10, 2007, 2,525,561 units of interest in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$426,000	$821,000
Cash - restricted	985,000	985,000
Marketable securities - related party	832,000	829,000
Interest and other receivables	243,000	270,000
Real estate held for sale	575,000	575,000
Investment in real estate loans, net of allowance for loan losses of $73,000 at March 31, 2007 and December 31, 2006	24,666,000	26,999,000
Assets under secured borrowings	2,206,000	4,430,000
Due from related parties	--	10,000
Other assets	4,000	6,000

Total assets	$29,937,000	$34,925,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$108,000	$93,000
Due to related parties	2,000	--
Secured borrowings	2,206,000	4,430,000
Deferred income	985,000	985,000

Total liabilities	3,301,000	5,508,000

Commitments and contingencies

Members' equity - authorized 10,000,000 units, 2,515,950 units and 2,775,376 units issued and outstanding at March 31, 2007 and December 31, 2006, respectively	26,649,000	29,434,000
Accumulated other comprehensive loss	(13,000)	(17,000)

Total members' equity	26,636,000	29,417,000

Total liabilities and members' equity	$29,937,000	$34,925,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006

Revenues
Interest income from investment in real estate loans	$783,000	$594,000
Rental income - related party	--	257,000
Dividend income - related party	16,000	--
Other	25,000	18,000
Total revenues	824,000	869,000

Operating expenses
Management fees - related party	4,000	12,000
Interest expense related to secured borrowings	79,000	12,000
Interest expense related to investment in real estate	--	68,000
Depreciation and amortization	--	56,000
Professional fees	38,000	65,000
Professional fees - related party	6,000	1,000
Other	7,000	5,000
Total operating expenses	134,000	219,000

Income from operations	690,000	650,000

Other expenses
Expenses related to real estate held for sale	(3,000)	--

NET INCOME	$687,000	$650,000

Net income allocated to members	$687,000	$650,000

Net income allocated to members per weighted average membership unit	$0.25	$0.22

Weighted average membership unit	2,745,524	2,986,887

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2006	2,775,376	$29,417,000

Comprehensive income:

Net income		687,000

Unrealized gain on marketable securities		3,000

Total comprehensive income		690,000

Distributions		(618,000)

Reinvestments of distributions	15,991	176,000

Members' redemptions	(275,417)	(3,029,000)

Members' equity at March 31, 2007 (unaudited)	2,515,950	$26,636,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$687,000	$650,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	--	53,000
Amortization of capitalized loan fees	--	3,000
Change in operating assets and liabilities:
Interest receivable	27,000	(8,000)
Deferred rent receivable - related party	--	(34,000)
Accounts payable	15,000	(42,000)
Due to/from related parties	12,000	26,000
Other assets	2,000	--
Net cash provided by operating activities	743,000	648,000

Cash flows from investing activities:
Investments in real estate loans	(1,500,000)	(793,000)
Proceeds from loan payoff	2,533,000	2,450,000
Sale of investments in real estate loans to VRM II	1,300,000	--
Net cash provided by investing activities	2,333,000	1,657,000

Cash flows from financing activities:
Payments on notes payable	--	(25,000)
Members' redemptions	(3,029,000)	(705,000)
Members' distributions, net of reinvestments	(383,000)	(407,000)
Members' distributions - related party	(59,000)	(12,000)
Net cash used in financing activities	(3,471,000)	(1,149,000)

NET CHANGE IN CASH	(395,000)	1,156,000

Cash, beginning of period	821,000	1,167,000

Cash, end of period	$426,000	$2,323,000

Supplemental disclosures of cash flows information:
Interest paid during the period	$79,000	$80,000

Non-cash investing and financing activities:
Unrealized gain on marketable securities - related party	$3,000	$--
Loans funded through secured borrowings	$--	$298,000
Loan payoffs of loans funded through secured borrowings	$2,224,000	$--

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007

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

We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder. As a company investing in real estate loans we are subject to the North American Securities Administration Act Mortgage Program Guidelines (the “NASAA Guidelines”) promulgated by the state securities administrators. Prior to March 5, 2007, we also invested in real estate and were subject to the North American Securities Administration Act Real Estate Guidelines.

On November 7, 2003, our Registration Statement as filed with the United States Securities and Exchange Commission (“SEC”) became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“unit”). On November 7, 2005, we discontinued the offering of our units; however, members may continue to purchase additional Units through our Distribution Reinvestment Plan whereby the members’ distributions may be used to purchase additional units at the current value. As of March 31, 2007, we had sold approximately 3,103,555 units, which includes 237,634 units purchased through our Distribution Reinvestment Plan. On April 2, 2007, our manager decided to terminate our Distribution Reinvestment Plan effective May 7, 2007, pursuant to Section 8.5 of our Operating Agreement. A letter was sent on April 2, 2007 to our members notifying them of the Distribution Reinvestment plan’s termination.

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

See review report of Independent Registered Public Accounting Firm.

Vestin Mortgage, Inc. is also the manager of Vestin Realty Mortgage I, Inc., as the successor by merger to Vestin Fund I, LLC, (“VRM I”), Vestin Realty Mortgage II, Inc., as the successor by merger to Vestin Fund II, LLC, (“VRM II) and inVestin Nevada, Inc., (“inVestin”) a company wholly owned by our manager’s CEO. These entities also invest in commercial real estate loans.

For the three months ended March 31, 2006, the financial statements include the accounts of the Company and its wholly owned subsidiary, VF III HQ, LLC. All significant inter-company transactions and balances have been eliminated in consolidation. During December 2006, VF III HQ, LLC was dissolved.

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

Revenue Recognition

Interest is recognized as revenue when earned according to the terms of the loans, using the effective interest method. We do not accrue interest income on loans once they are determined to be impaired. A loan is impaired when based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe our investment in the loan is fully recoverable.

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

See review report of Independent Registered Public Accounting Firm.

Investments in real estate loans are secured by deeds of trust or mortgages. Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity. We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate. Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates. Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment. Our manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry. We, our manager and Vestin Originations generally approves loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

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

See review report of Independent Registered Public Accounting Firm.

Investments in Real Property

As of March 31, 2007 and December 31, 2006, we had no investments in real property. A Special Meeting of our members was held on March 5, 2007 to vote on approval of the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investment in real estate loans. A majority of our members approved the Third Amended and Restated Operating Agreement.

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, we seek to identify potential purchasers of such property. It is not our intent to invest in or own real estate as a long-term investment. In accordance with Statement of Financial Accounting Standards (“FAS”) 144 - Accounting for the Impairment or Disposal of Long Lived Assets (“FAS 144”), we seek to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Classification of Operating Results from Real Estate Held for Sale

FAS 144 - Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144'') generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income. Our operations related to real estate held for sale are separately identified in the accompanying statements of income.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any fees for entering into secured borrowing arrangements; however, we may receive revenue in any differential of the interest spread, if applicable. Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or VRM II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

See review report of Independent Registered Public Accounting Firm.

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

Investment in Marketable Securities - Related Party

Investment in marketable securities - related party consists of stock in VRM II. The securities are stated at fair value as determined by the market price as of March 31, 2007. All securities are classified as available-for-sale under the provisions of FAS 115 Accounting for Certain Investments in Debt and Equity Securities.

Fair Value of Financial Instruments

FAS 107 - Disclosures about Fair Value of Financial Instruments (“FAS 107”), requires the determination of fair value of our financial assets. The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

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

At March 31, 2007 and December 31, 2006, the estimated fair values of the real estate loans were approximately $24.5 million and $27.0 million, respectively. At March 31, 2007 and December 31, 2006, we had approximately $2.2 million and $4.4 million, respectively, in assets under secured borrowings. These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans. Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

Net Income Allocated to Members Per Weighted Average Membership Unit

Net income allocated to members per weighted average membership unit is computed by dividing net income calculated in accordance with GAAP by the weighted average number of membership units outstanding for the period.

Segments

As of March 31, 2007 and December 31, 2006, we had no investments in real property. A Special Meeting of our members was held on March 5, 2007 to vote on approval of the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investment in real estate loans. Accordingly, we now operate as one business segment.

Income Taxes

Income tax effects resulting from our operations pass through to our members individually and, accordingly, no provision for income taxes is included in the financial statements.

See review report of Independent Registered Public Accounting Firm.

Reclassifications

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current period presentation.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits. As of March 31, 2007 and December 31, 2006, we had approximately $2.8 million and $1.9 million, respectively, in excess of the federally insured limits.

As of March 31, 2007, 47.7%, 16.7%, 11.9% and 9.9% of our loans were in Nevada, Arizona, Oregon and California, respectively, compared to 43.5%, 16.2%, 12.0% and 10.8% at December 31, 2006, respectively. As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

At March 31, 2007, the aggregate amount of loans to our two largest borrowers represented 13.41% of our total investment in real estate loans. These real estate loans consisted of commercial and construction loans, located in Nevada and Oregon, with a first lien position, earning between 9% and 10%, with an aggregate outstanding balance of approximately $3.3 million. At December 31, 2006, the aggregate amount of loans to our three largest borrowers represented 17.48% of our total investment in real estate loans. These real estate loans consisted of commercial and construction loans, located in Nevada, Oregon, and Washington with first lien positions earning between 9% and 12%, with an aggregate outstanding balance of approximately $4.7 million. Because we have a significant concentration of credit risk with our three largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

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

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2007, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At March 31, 2007, we had approximately $7.8 million in investments in real estate loans that had interest reserves where the total outstanding principal due to us and our co-lenders was approximately $81.3 million. These loans had interest reserves of approximately $3.2 million, of which our portion was approximately $0.3 million. At December 31, 2006, we had approximately $12.3 million in investments in real estate loans that had interest reserves where the total outstanding principal due to us and our co-lenders was approximately $120.3 million. These loans had interest reserves of approximately $5.6 million, of which our portion was approximately $0.6 million.

As of March 31, 2007, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential loans. The effective interest rates on all product categories range from 9% to 13%. Revenue by product will fluctuate based upon relative balances during the period.

See review report of Independent Registered Public Accounting Firm.

Investments in real estate loans as of March 31, 2007, were as follows:

Loan Type	Number Of Loans	Fund Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	3	$3,137,000	12.00%	12.68%	64.34%
Commercial	9	8,420,000	10.52%	34.04%	74.91%
Construction	5	4,132,000	11.12%	16.70%	73.03%
Land	9	8,550,000	12.09%	34.56%	59.68%
Residential	1	500,000	12.00%	2.02%	80.00%
	27	$24,739,000	11.38%	100.00%	68.09%

Investments in real estate loans as of December 31, 2006 were as follows:

Loan Type	Number Of Loans	Fund Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	4	$3,408,000	12.08%	12.59%	62.78%
Commercial	9	8,420,000	10.39%	31.10%	72.51%
Construction	5	5,843,000	11.38%	21.58%	70.26%
Land	9	9,401,000	11.81%	34.73%	55.98%
	27	$27,072,000	11.31%	100.00%	65.06%

(1)
Loan to value ratios are based on the most recent appraisals and may not reflect subsequent changes in value. Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination. The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed. “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to completion of the development of the project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of the loan.

(2)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets:

	March 31, 2007 Balance	December 31, 2006 Balance
Balance per loan portfolio	$24,739,000	$27,072,000
Less:
Allowance for loan losses	(73,000)	(73,000)
Balance per balance sheet	$24,666,000	$26,999,000

See review report of Independent Registered Public Accounting Firm.

The following is a schedule of priority of real estate loans as of March 31, 2007 and December 31, 2006.

Loan Type	Number of Loans	March 31, 2007 Balance*	Portfolio Percentage	Number of Loans	December 31, 2006 Balance*	Portfolio Percentage

First deeds of trust	26	$24,439,000	98.79%	26	$26,772,000	98.89%
Second deeds of trust**	1	300,000	1.21%	1	300,000	1.11%
	27	$24,739,000	100.00%	27	$27,072,000	100.00%

* Please see (2) above
** Generally, our second deeds of trust are junior to first deeds of trust positions held by either us or our manager.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2007:

April 2007 - June 2007	$11,217,000
July 2007 - September 2007	7,670,000
October 2007 - December 2007	4,352,000
January 2008 - March 2008	1,500,000
Thereafter	--

Total	$24,739,000

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2007 and December 31, 2006:

	March 31, 2007 Balance*	Portfolio Percentage	December 31, 2006 Balance*	Portfolio Percentage

Arizona	$4,139,000	16.73%	$4,390,000	16.22%
California	2,436,000	9.85%	3,240,000	11.97%
Nevada	11,789,000	47.65%	11,766,000	43.46%
Oklahoma	1,000,000	4.04%	1,000,000	3.69%
Oregon	2,932,000	11.85%	2,933,000	10.83%
Texas	2,330,000	9.42%	2,330,000	8.61%
Washington	113,000	0.46%	1,413,000	5.22%
Total	$24,739,000	100.00%	$27,072,000	100.00%

* Please see (2) above

At March 31, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Forest Development LLC and Babuski LLC. These loans are currently carried on our books at a value of approximately $1.6 million. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

See review report of Independent Registered Public Accounting Firm.

•
Monterrey Associates, L.P., is a loan secured by a 248 Unit apartment complex in Oklahoma City, OK, along with other real estate collateral, with an outstanding balance of approximately $4.4 million of which our portion is approximately $1.0 million. The loan is seven months in arrears in payments of interest. Our manager has commenced foreclosure proceedings and is filing litigation to enforce the personal guarantee on the loan. Our manager has evaluated this loan and believes that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary. In addition, our manager completed foreclosure proceedings on a second mortgage on a 233 unit apartment complex during the three months ended March 31, 2007. We obtained title to the property subject to a non-recourse first mortgage, which was held by an unrelated third party. During the three months ended March 31, 2007, we sold this property to an unrelated third party who assumed the non-recourse first mortgage. This transaction did not result in any gain or loss.

•
Forest Development, LLC, is a loan secured by two 4,000 square foot single family residences, together with the four remaining lots in the subdivision, located on Mt. Charleston, NV with an outstanding balance of approximately $2.6 million of which our portion is approximately $0.3 million. The loan is five months in arrears in payment of interest. Our manager has commenced foreclosure proceedings and has filed litigation to enforce the personal guarantee on the loan. Forest Development subsequently counterclaimed and also filed a separate lawsuit against us, VRM I, VRM II, Fund I, Fund II, Vestin Mortgage, Inc. and Vestin Originations, Inc. (the “Defendants”) alleging that the Defendants breached the construction loan agreement and thus jeopardized the completion of the project alleging actions for fraud, breach of fiduciary duty, breach of Construction Loan Agreement, negligence, intentional interference with contractual relations, bad faith breach of contract, conversion, undue and improper control and interference over borrower’s business, joint venture or de facto partnership, and injunctive relief. The lawsuit seeks monetary damages, punitive damages, and seeks an injunction to stop the foreclosure. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. In April 2007, the borrower filed for protection under Chapter 11 of the United State Bankruptcy Code. Our manager has evaluated this loan and believes that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary.

•
Babuski, LLC, is a loan secured by approximately 9.23 acres of land at the northeast corner of the I-215 and Russell Road in Las Vegas, NV, with an outstanding balance of approximately $9.5 million of which our portion is approximately $0.3 million. The loan is four months in arrears in payments of interest. Our manager has commenced foreclosure proceedings and is filing litigation to enforce the personal guarantee on the loan. Our manager has evaluated this loan and believes that the value of the underlying collateral is sufficient to protect us from loss of principal. No specific allowance was deemed necessary.

The following schedule summarizes the non-performing loans as of March 31, 2007:

Description of Collateral	Balance at March 31, 2007	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
248-unit apartment complex in Oklahoma City, OK	$1,000,000	9/1/2006	7	23%
2 single family residences and 4 lots on Mt. Charleston, NV	301,000	10/27/2006	5	12%
9.23 acres of land in Las Vegas, NV	293,000	3/17/2007	4	3%
	$1,594,000

See review report of Independent Registered Public Accounting Firm.

Our manager regularly reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of March 31, 2007 and December 31, 2006, we had provided a general allowance for loan losses of $73,000. As of March 31, 2007 and December 31, 2006 approximately $1.6 million, in non-performing loans had no specific allowance for loan losses. Our manager evaluated the loans and believes that the underlying collateral was sufficient to protect us against further losses of principal. Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

The following is a roll-forward of the allowance for loan losses for the three months ended March 31, 2007:

Description	Balance at December 31, 2006	Provisions	Deductions	Balance at March 31, 2007
Valuation allowance	$73,000	--	--	$73,000

In addition, our manager granted extensions on four loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing. However, our manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan. The aggregate amount due from borrowers whose loans had been extended as of March 31, 2007, was approximately $3.4 million. Our manager believes that no allowance for loan loss was necessary with respect to these loans as of March 31, 2007.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans. The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a regular basis, our manager evaluates our real estate loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the loan amount.

See review report of Independent Registered Public Accounting Firm.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. As of March 31, 2007 and December 31, 2006, none of the non-performing loans had a specific allowance for loan losses. At March 31, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Forest Development LLC and Babuski LLC. These loans are currently carried on our books at a value of approximately $1.6 million. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings. Our manager evaluated the loans and believes that the underlying collateral was sufficient to protect us against further losses of principal or interest. Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES - RELATED PARTY

As of March 31, 2007, we owned 158,191 shares of VRM II’s common stock, representing approximately 0.41% of their total outstanding common stock.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2007, we held one property with a total carrying value of approximately $0.6 million, which was acquired through foreclosure and recorded as investments in real estate held for sale. The summary below includes our percentage ownership in the property. Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. The following is a roll-forward of investments in real estate held for sale during the three months ended March 31, 2007:

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2006	Acquisitions (Reductions)	Proceeds from Sales	Gain (Loss) on Sale of Real Estate	Balance at March 31, 2007

480 residential building lots and 2 single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA	12/21/2006	2%	$575,000	$--	$--	$--	$575,000

			$575,000	$--	$--	$--	$575,000

During December 2006, we, VRM I and VRM II acquired the collateral of a loan, 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA, through foreclosure. Our manager has evaluated the carrying value of the property and based on its estimate, no valuation allowance was deemed necessary as of March 31, 2007. The property was under a purchase agreement for a total sales price of approximately $29.9 million, of which our portion would have been approximately $0.6 million; however, since the purchase agreement expired the purchaser has forfeited their earnest money deposit in the amount of $100,000.

NOTE G — RELATED PARTY TRANSACTIONS

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

See review report of Independent Registered Public Accounting Firm.

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income. For the three months ended March 31, 2007 and 2006, we recorded fees to our manager of $4,000 and $12,000, respectively.

During the three months ended March 31, 2007 and 2006, we paid pro rata distributions owed to our manager totaling $12,000, during each period, based upon 54,862 units owned by our manager.

We recognized $257,000 in rental income for the three months ended March 31, 2006, from Vestin Group related to an office building located in Las Vegas, Nevada. This building was sold to an unrelated third party during November 2006.

Transactions with Other Related Parties

During the three months ended March 31, 2007, we sold $1.3 million in real estate loans to VRM II. There was no gain or loss associated with this transaction.

As of March 31, 2007, we owned 158,191 common shares of VRM II. For the three months ended March 31, 2007, we recorded $16,000 in dividend income based on the number of shares we held on the dividend record dates.

During the three months ended March 31, 2007 and 2006, we paid pro rata distributions owed to inVestin totaling $8,000, during each period, based upon 34,856 units owned by inVestin.

As of March 31, 2007, we owed related parties, under common management, $2,000 and as of December 31, 2006, we had receivables from related parties, under common management, of $10,000.

During the three months ended March 31, 2007 and 2006, we incurred expenses of $6,000 and $1,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz. The Secretary of Vestin Group has an equity ownership interest in the law firm.

NOTE H — SECURED BORROWINGS

Secured borrowings provide an additional source of capital for our lending activity. Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in. We do not receive any fees for entering into secured borrowing arrangements; however, we may receive revenue in any differential of the interest spread, if applicable. Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”). The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or VRM II (collectively, the “Lead Lenders”). In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

Additionally, an Investor may participate in certain loans with the Lead Lenders through Participation Agreements. In the event of borrower non-performance, the Participation Agreement may allow the Investor to be repaid up to the amount of the Investor’s investment prior to the Lead Lender being repaid. Real estate loan financing under the Participation Agreements are also accounted for as a secured borrowing in accordance with FAS 140. We do not receive any revenues for entering into secured borrowings arrangements.

See review report of Independent Registered Public Accounting Firm.

During October 2006, we, our manager, Vestin Origination, Inc., VRM I and VRM II entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan. (See exhibit 10.10 Intercreditor Agreement under the Exhibit Index included in Part II - Other Information, Item 6 Exhibits of this Report Form 10-Q). The secured borrowing will be recognized pro rata between us, VRM I and VRM II for the amount each entity has funded for the loan.  As of March 31, 2007, approximately $18.8 million has been funded on this loan, of which our portion was $971,000. As of March 31, 2007, this secured borrowing totaled approximately $13.0 million, of which our portion was approximately $2.2 million. In the event VRM I and VRM II were unable to pay their pro rata share of the secured borrowing, we would be liable for the full outstanding balance. As of December 31, 2006, we had approximately $4.4 million in funds being used under Inter-creditor Agreements.

NOTE I — MEMBERS’ EQUITY

Membership Units

During the three months ended March 31, 2007, members received 15,991 units as a result of reinvestments of distributions. On April 2, 2007, our manager decided to terminate our Distribution Reinvestment Plan effective May 7, 2007, pursuant to Section 8.5 of our Operating Agreement.

Allocations and Distributions

In accordance with our Operating Agreement, profits, gains and losses are to be credited to and charged against each member’s capital account in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Distributions are paid monthly to members. For the three months ended March 31, 2007, distributions to members were $442,000, net of reinvestments of $176,000.

Working Capital Reserves

We are required by our Operating Agreement to maintain working capital reserves of approximately 3% of the aggregate capital accounts of the members. This reserve is available to pay any future expenses in excess of revenues, satisfy obligations of underlying secured properties, expend money to satisfy our unforeseen obligations and other permitted uses of our working capital. Working capital reserves up to 3% in cash, cash equivalents, certificates of deposit, short term investments and marketable securities are excluded from the funds committed to investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in real estate loans or real property.

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the last quarter of fiscal year 2006. Based on this review, as a result the gain on sale of our real estate held for investment, the value of members’ capital accounts was adjusted from $10.50 per unit to $11.00 per unit. As a result, new units sold through our Distribution Reinvestment Plan and units redeemed on or after December 15, 2006 have been sold or redeemed at $11.00 per unit. The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP. Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit. On April 2, 2007, our manager decided to terminate our Distribution Reinvestment Plan effective May 7, 2007, pursuant to Section 8.5 of our Operating Agreement. A letter was sent on April 2, 2007 to our members notifying them of the Distribution Reinvestment plan’s termination.

See review report of Independent Registered Public Accounting Firm.

Redemption Limitation

In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. As of March 31, 2007, the total of redemptions made from inception was approximately $6.3 million. Balances in Members’ capital accounts as of January 1, 2007 were approximately $30.4 million, which limited redemptions to approximately $3.0 million for calendar 2007. Total redemptions during the three months ended March 31, 2007, were approximately $3.0 million. The remaining requests to redeem, as of March 31, 2007, were approximately $2.5 million in 2008, $2.1 million in 2009, $340,000 in 2010 and $20,000 in 2011, subject to unit valuation adjustments.

NOTE J— RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for FAS 159 is as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are evaluating FAS 159 and have not yet determined the impact the adoption will have on our financial statements, but it is not expected to be significant.

NOTE K— LEGAL MATTERS INVOLVING THE MANAGER

The United States Securities and Exchange Commission (the “Commission”), conducted an investigation of certain matters related to us, our manager, Vestin Capital, VRM I and VRM II. We fully cooperated during the course of the investigation. On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the Commission (the “Order”). Our manager, Vestin Mortgage and its Chief Executive Officer, Michael Shustek, as well as Vestin Capital (collectively, the “Respondents”), consented to the entry of the Order without admitting or denying the findings therein. In the Order, the Commission finds that the Respondents violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 through the use of certain slide presentations in connection with the sale of our units and units in Fund II, the predecessor to VRM II. The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and Mr. Shustek’s suspension from association with any broker or dealer for a period of six months, which expired in March 2007. In addition, the Respondents agreed to implement certain undertakings with respect to future sales of securities. We are not a party to the Order and we do not expect that the sanctions imposed upon the Respondents will have any material affect upon our operations.

On November 21, 2005, Desert Land filed a complaint in the state courts of Nevada against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. which complaint is substantially similar to a complaint previously filed by Desert Land in the United States District Court, which complaint was dismissed by the Ninth Circuit United Court of Appeals, which dismissal was upheld when the United States Supreme Court denied Desert Land’s Writ of Certiorari. The action is based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999. On March 6, 2006, Desert Land amended the state court complaint to name VRM I. Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to VRM I for that purpose. The state court complaint further alleges that Desert Land is entitled to avoid such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets. Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the Action, and Mr. Shustek has guaranteed the indemnification. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense.

See review report of Independent Registered Public Accounting Firm.

In April 2006, the lenders filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii. The State of Hawaii responded by filing allegations against Vestin Mortgage, Inc. and VRM II alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to VRM II. We believe the State’s claims to be without merit and intend to vigorously pursue our remedies while defending against any allegations made by the State.

In October 2006, a Judge for the Circuit Court of the First Circuit in Hawaii imposed new restrictions upon our right to foreclose and denied any subsequent owner the licensing necessary to operate the funeral service until the alleged pre-need and perpetual care trust funds shortages are cured. We believe these restrictions are both unauthorized under state law and unconstitutional under federal law. In January 2007, the Lenders filed a petition with the Supreme Court of Hawaii seeking mandamus relief from that ruling. As of May 9, 2007, the Supreme Court of Hawaii has not ruled on the Lender’s petition, but has requested briefing from the State of Hawaii regarding the petition. On May 9, 2007, The State of Hawaii, VRM I, VRM II, Vestin Mortgage and Comerica Incorporated announced that an arrangement has been reached, pending approval from the court, to auction the RightStar assets. The resolution agreement provides that the proceeds of the foreclosure sale will be allocated to fund the trusts statutory minimum balances, and to VRM I, VRM II and Vestin Mortgage. The State of Hawaii, VRM I, VRM II, Vestin Mortgage and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from claims. The outcome of this litigation is unforeseeable at this time. We cannot estimate when the foreclosure will ultimately be completed or when the lenders may obtain title to the underlying properties.

VRM I and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund I into Vestin Realty Mortgage I, Inc. The action is being brought as a purported class action on behalf of all members of Vestin Fund I who did not vote in favor of the merger. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of VRM I’s management agreement and Fund I’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by us with respect to the above actions.

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

VRM I, Michael V. Shustek and Vestin Mortgage, Inc. (“Defendants”) are defendants in a civil action filed by 25 separate plaintiffs (“Plaintiffs”) in District Court for Clark County, Nevada. The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund I into VRM I. The action seeks monetary damages, punitive damages and a rescission of the REIT conversion. The Defendants believe that the allegations are without merit and that they have adequate defenses. The Defendants intend to undertake a vigorous defense. The terms of VRM I’s management agreement and Fund I’s operating agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by us with respect to the above actions.

See review report of Independent Registered Public Accounting Firm.

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

In addition to the matters described above, our manager is involved in a number of other legal proceedings concerning matters arising in connection with the conduct of its business activities. Our manager believes it has meritorious defenses to each of these actions and intends to defend them vigorously. Our manager believes that it is not a party to any other pending legal or arbitration proceedings that would have a material adverse effect on our manager’s financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on the manager’s net income in any particular period.

NOTE L — LEGAL MATTERS INVOLVING THE COMPANY

We believe that we are not a party to any pending legal or arbitration proceedings that would have a material adverse effect on our financial condition or results of operations or cash flows, although it is possible that the outcome of any such proceedings could have a material impact on our net income in any particular period.

NOTE M — SEGMENT INFORMATION

In November 2006, we sold our investment in real property to an unrelated third party. As of March 31, 2007 and December 31, 2006, we had no investments in real property. A Special Meeting of our members was held on March 5, 2007 to vote on approval of the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investment in real estate loans. Accordingly, we now operate as one business segment.

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

See review report of Independent Registered Public Accounting Firm.

For the three months ended March 31, 2006, our two reportable segments were investments in real estate loans and investments in real estate. Financial information concerning our reportable segments is presented as follows:

	For the Three Months Ended March 31, 2006	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$594,000	$594,000	$--
Rental income	257,000	--	257,000
Other	18,000	18,000	--
Total revenues	869,000	612,000	257,000

Operating expenses
Management fees	12,000	5,000	7,000
Professional fees	53,000	38,000	15,000
Professional fees-related party	13,000	9,000	4,000
Other	5,000	4,000	1,000
Total operating expenses	83,000	56,000	27,000

EBITDA*	786,000	556,000	230,000

Less:
Depreciation and amortization	56,000	--	56,000
Interest expense related to secured borrowings	12,000	12,000	--
Interest expense related to investment in real estate	68,000	--	68,000

NET INCOME	$650,000	$544,000	$106,000

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

NOTE N — SUBSEQUENT EVENT

In April 2007, the borrower for the Forest Development, LLC, loan secured by two 4,000 square foot single family residences, together with the four remaining lots in the subdivision, located on Mt. Charleston, NV, filed for protection under Chapter 11 of the United State Bankruptcy Code.

See review report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Vestin Fund III, LLC:

We have reviewed the accompanying balance sheet of Vestin Fund III, LLC as of March 31, 2007, and the related statements of income for the three-month periods ended March 31, 2007 and 2006, and members’ equity and other comprehensive income for the three-month period ended March 31, 2007, and cash flows for the three-month periods ended March 31, 2007 and 2006. All information included in these financial statements is the representation of the management of Vestin Fund III, LLC.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Vestin Fund III, LLC as of December 31, 2006 and the related statements of income, members’ equity and other comprehensive income and cash flows for the year then ended not presented herein, and in our report dated March 28, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
May 10, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2007 and 2006. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2006.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical fact are forward-looking statements. Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements. These forward-looking statements are based on our current beliefs, intentions and expectations. These statements are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part II Item 1A Risk Factors of this Quarterly Report on Form 10-Q, Part I Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006 and in our other securities filings with the Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties. The forward-looking statements contained in this report are made only as of the date hereof. We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

OVERVIEW

Our primary business objective is to generate income by investing in real estate loans. We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by other financial institutional real estate lenders. The loan underwriting standards utilized by our manager and Vestin Originations are less strict than other financial institutional real estate lenders. In addition, one of our competitive advantages is our ability to approve loan applications more quickly than other financial institutional lenders. As a result, in certain cases, we may make real estate loans that are riskier than real estate loans made by other financial institutional lenders such as commercial banks. However, in return, we seek a higher interest rate and our manager takes steps to mitigate the lending risks such as imposing a lower loan to value ratio. While we may assume more risk than other financial institutional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

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

Our operating results are affected primarily by: (i) the amount of capital we have to invest in real estate loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of non-performing assets, foreclosures and related loan losses which we may experience. Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans. We do not have any arrangements in place to materially increase the funds we will have available to invest from any other sources. See discussion under - “Capital and Liquidity.”

Our operating results during the past several months have been adversely affected by our non-performing loans. At March 31, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Forest Development LLC and Babuski LLC. These loans are currently carried on our books at a value of approximately $1.6 million. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings. For additional information see Note D - Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statement of this report Form 10-Q. Non-performing assets totaled approximately $2.2 million or 7.2% of our total assets as of March 31, 2007, as compared to $2.2 million or 6.2% of our total assets as of December 31, 2006. At March 31, 2007, non-performing assets consisted of approximately $0.6 million of real estate held for sale and approximately $1.6 million of non-performing loans. During the three months ended March 31, 2007, no transactions were completed related to our real estate held for sale.

The level of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy that entails more lenient underwriting standards and expedited loan approval procedures. If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults, which may reduce the amount of funds we have to pay dividends to our stockholders. Such conditions may also require us to restructure loans. The weighted average term of our outstanding loans, including extensions, as of March 31, 2007 and December 31, 2006, was 14 months.

Uncertain economic conditions during the next year could have a material impact on the collectibility of our loans. A downturn in the real estate markets where we conduct business might increase defaults on our loans and might require us to record additional reserves with respect to non-performing loans. To date, the problems experienced by some lenders in the sub-prime residential mortgage market have not had any material adverse affect upon the commercial mortgage markets in which we operate. Nonetheless, we are aware that weakness in residential lending could at some point have an adverse impact upon our markets. Recognizing the risk, we seek to maintain an adequate loan-to-value ratio. The weighted average loan to value ratio increased from 65.06%, as of December 31, 2006, to 68.09%, as of March 31, 2007, primarily due to two loans that were funded during the three-month period, totaling $1.5 million, with loan to value ratios ranging from 76.96% to 80.00%. We generally use appraisals prepared on an “as-if developed” basis in connection with the loan origination. We hope to retain sufficient cushion in the underlying equity position to protect the value of our loans in the event of a default. Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the par value of the loan. No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments. The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans. For further information regarding related party transactions, refer to Note G - Related Party Transactions in the notes to our financials statements in Item 1 Financial Statements in Part I of this report Form 10-Q.

As of March 31, 2007, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon, Texas and Washington.

Comparison of Operating Results for the three months ended March 31, 2007 to the three months ended March 31, 2006.

	For the Three Months Ended	For the Three Months Ended
	March 31, 2007	March 31, 2006

Total revenues	$824,000	$869,000
Total operating expenses	134,000	219,000
Other income and expenses	(3,000)	--

NET INCOME	$687,000	$650,000

Net income allocated to members per weighted average membership unit	$0.25	$0.22

Weighted average common membership units	2,745,524	2,986,887

Annualized rate of return to members (a)	9.23%	8.41%

Cash distributions	$618,000	$645,000

Cash distributions per weighted average membership unit	$0.23	$0.22

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average unit as of March 31, 2007 and 2006, divided by the number of days during the period (90 for each period) and multiplied by three hundred and sixty five (365) days, then divided by $11.00 and $10.50, (the cost per unit) for the three months ended March 31, 2007 and 2006, respectively.

Total Revenues: For the three months ended March 31, 2007 total revenues decreased by $45,000 or 5.18% compared to the same period in 2006 due in significant part to the following factors:

•
We recognized rental income during the three months ended March 31, 2006 of $257,000 from a building we sold in November 2006. No comparable income was realized during the three months ended March 31, 2007 and we will no longer earn rental income because our Operating Agreement was amended by vote of our Members on March 5, 2007, limiting our investment objectives to investment in real estate loans.

•
We recognized interest income from investments in real estate loans of $783,000 during the three months ended March 31, 2007 compared to $594,000 during the same period in 2006. Our revenue is dependent upon the balance of our investment in real estate loans and the interest earned on these loans. As of March 31, 2007, our investment in real estate loans was approximately $24.7 million with a weighted average interest rate of 11.38%. As of March 31, 2006, our investment in real estate loans, including loans related to seller financed real estate held for sale, was approximately $21.4 million with a weighted average interest rate of 10.26%. The increase in our investment in real estate loans is primarily from the proceeds received from the sale of the building during November 2006.

Total Operating Expenses: For the three months ended March 31, 2007, total operating expenses were $134,000 compared to $219,000 during the three months ended March 31, 2006, a decrease of $85,000 or 38.81%. Expenses were primarily affected by the following factors:

•
During the three months ended March 31, 2006, we incurred depreciation expense of $56,000 on the building that was sold in November 2006. No comparable depreciation expense was recorded during the three months ended March 31, 2007.

•
Interest expense remained relatively flat. While we did not incur any interest on loans related to investment in real estate, compared to $68,000 of such interest during the three months ended March 31, 2006, interest expense on secured borrowings increased by $67,000 due to an increase in secured borrowings of approximately $2 million from March 31, 2006 to March 31, 2007.

•
Expenses related to professional fees decreased by $22,000. This was partially due to a decrease in accounting fees related to the measures undertaken by our manager to contain costs, including an enhancement of its internal accounting capabilities.

Distributions to Members: The following is a schedule of distributions made to members for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006

Distributions of net income available for distribution	$618,000	$645,000
Distributions in excess of net Income available for distribution generated during the period	--	--
Total distributions	$618,000	$645,000

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

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities. The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Three Months Ended March 31,
	2007	2006
Distribution of net income available for distribution	$618,000	$645,000
Additions to working capital reserves (amount not distributed)	69,000	61,000
Change in operating assets and liabilities:
Interest receivable	27,000	(8,000)
Deferred rent receivable - related party	--	(34,000)
Accounts payable	15,000	(42,000)
Due to Manager	12,000	26,000
Other assets	2,000	--
Net cash provided by operating activities	$743,000	$648,000
Net cash provided by investing activities	$2,333,000	$1,657,000
Net cash used by financing activities	$(3,471,000)	$(1,149,000)

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

Redemptions: In accordance with the terms of our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. As of March 31, 2007, the total of redemptions made from inception was approximately $6.3 million. Balances in Members’ capital accounts as of January 1, 2007 were approximately $30.4 million, which limited redemptions to approximately $3.0 million for calendar 2007. Total redemptions during the three months ended March 31, 2007, were approximately $3.0 million. The remaining requests to redeem, as of March 31, 2007, were approximately $2.5 million in 2008, $2.1 million in 2009, $340,000 in 2010 and $20,000 in 2011, subject to unit valuation adjustments.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operating purposes. Subject to a 3% reserve, we generally use all of our available funds to invest in real estate loans. Distributable cash flow generated from such loans is paid out to our members unless they have elected to reinvest their distributions. We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because our manager will manage our affairs.

During the three months ended March 31, 2007, cash flows provided by operating activities approximated $0.7 million. Investing activities consisted of cash provided by loan payoffs and sales of investments in real estate loans of approximately $3.8 million. Cash used for new investments and purchases of real estate loans totaled $1.5 million. Our financing activities primarily consisted of cash used for members’ distributions, net of reinvestments, of approximately $0.4 million and members’ redemptions of approximately $3.0 million.

Our sources of liquidity include: repayments of outstanding loans and arrangements with third parties to participate in our loans, since we distribute most or all of our operating income, discontinued the offering of our units, effective November 7, 2005, and terminated our Distribution Reinvestment Plan effective May 7, 2007.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans. Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans. Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds. This would diminish our capital resources and would impair our ability to invest in new loans. Non-performing assets totaled approximately $2.2 million or 7.2% of our total assets as of March 31, 2007, as compared to $2.2 million or 6.2% of our total assets as of December 31, 2006. At March 31, 2007, non-performing assets consisted of approximately $0.6 million of real estate held for sale and approximately $1.6 million of non-performing loans. It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted. Our manager believes that these non-performing assets are a result of factors unique to specific borrowers and properties. Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized will be incurred from these assets upon final disposition. However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

In addition, any significant level of redemptions by our members would reduce the capital we have available for investment. In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. As of March 31, 2007, the total of redemptions made from inception was approximately $6.3 million. Balances in Members’ capital accounts as of January 1, 2007 were approximately $30.4 million, which limited redemptions to approximately $3.0 million for calendar year 2007. Total redemptions during the three months ended March 31, 2007, were approximately $3.0 million. The remaining requests to redeem, as of March 31, 2007, were approximately $2.5 million in 2008, $2.1 million in 2009, $340,000 in 2010 and $20,000 in 2011, subject to unit valuation adjustments.

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

During October 2006, we, our manager, Vestin Origination, Inc., VRM I and VRM II entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan. (See exhibit 10.10 Intercreditor Agreement under the Exhibit Index included in Part II - Other Information, Item 6 Exhibits of this Report Form 10-Q). The secured borrowing will be recognized pro rata between us, VRM I and VRM II for the amount each entity has funded for the loan. As of March 31, 2007, approximately $18.8 million has been funded on this loan, of which our portion was $971,000. As of March 31, 2007, this secured borrowing totaled approximately $13.0 million, of which our portion was approximately $2.2. In the event VRM I and VRM II were unable to pay their pro rata share of the secured borrowing, we would be liable for the full outstanding balance. As of December 31, 2006, we had approximately $4.4 million in funds being used under Inter-creditor Agreements.

At March 31, 2007, we had restricted cash totaling $985,000, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006. The requirement for the deposit expires in November 2007, which may be extended for an additional year.

We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash, cash equivalents and investments in marketable securities. This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying secured properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital. At March 31, 2007, we had approximately $426,000 in cash, $832,000 invested in marketable securities - related party and approximately $29.9 million in total assets.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial, construction, acquisition and development, land, and residential loans. The effective interest rates on all product categories range from 9% to 13%. Revenue by product will fluctuate based upon relative balances during the period. We had investments in 27 real estate loans as of March 31, 2007, with a balance of approximately $24.7 million as compared to investments in 27 real estate loans as of December 31, 2006, with a balance of approximately $27.1 million.

At March 31, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Forest Development LLC and Babuski LLC. These loans are currently carried on our books at a value of approximately $1.6 million. These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed. As of March 31, 2007, we have provided a general reserve of $73,000. Our manager evaluated the loans and believes that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest. Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded. For additional information on our investments in real estate loans, refer to Note D - Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statement of this Report Form 10-Q.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans. The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment. On a regular basis, our manager evaluates our real estate loan portfolio for impairment. The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired. Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses. Additions to the allowance for loan losses are made by charges to the provision for loan losses. Recoveries of previously charged off amounts would be credited to the provision for loan losses or included in income. For additional information on asset quality and loan reserve, refer to Note D - Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statement of this Report Form 10-Q.

Investments in Real Estate Held for Sale

At March 31, 2007, we held one property with a total carrying value of approximately $0.6 million, which was acquired through foreclosure and recorded as investments in real estate held for sale. Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions. It is not our intent to invest in or own real estate as a long-term investment. We seek to sell properties acquired through foreclosure as quickly as circumstances permit. During the three months ended March 31, 2007, there were no transactions related to our real estate held for sale.

For additional information on our investments in real estate held for sale, refer to Note F -Real Estate Held for Sale of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Report Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2007:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured borrowings (1)	$2,206,000	$2,206,000	$--	$--	$--
Total	$2,206,000	$2,206,000	$--	$--	$--

(1)
In the event VRM I and VRM II were unable to pay their pro rata share of the secured borrowings, we would be liable for the full outstanding balance, which was approximately $13.0 million as of March 31, 2007.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

Interest income on loans is accrued by the effective interest method. We do not accrue interest income from loans once they are determined to be impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2007 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$205,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$1,025,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(205,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(1,025,000)

The purpose of this analysis is to provide an indication of the impact that the weighted average interest rate fluctuations would have on our financial results. It is not intended to imply our expectation of future revenues or to estimate earnings. We believe that the assumptions used above are appropriate to illustrate the possible material impact on the financial statements.

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment in our investment in real estate loans portfolio. Our manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan. Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or included as income.

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2007 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$247,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$1,237,000
Allowance for loan losses assumption decreased by 0.3% of loan portfolio	$(73,000)

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property. As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry. We, our manager and Vestin Originations generally approves loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

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

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions. While pursuing foreclosure actions, we seek to identify potential purchasers of such property. It is not our intent to invest in or own real estate as a long-term investment. In accordance with FAS 144 - Accounting for the Impairment or Disposal of Long Lived Assets, we seek to sell properties acquired through foreclosure as quickly as circumstances permit. The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Most of our assets consisted of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements. At March 31, 2007, our aggregate investment in real estate loans was approximately $24.7 million, net of allowance, with a weighted average effective interest rate of 11.38%. We had one loan financed under an Inter-creditor Agreement at March 31, 2007, which was classified as assets under secured borrowing totaling approximately $2.2 million. Most of the real estate loans had an initial term of 12 months. The weighted average term of outstanding loans, including extensions, at March 31, 2007, was 14 months. All but one of the outstanding real estate loans at March 31, 2007, was a fixed rate loan. All of the real estate loans are held for investment purposes; none are held for sale. We intend to hold such real estate loans to maturity. None of the real estate loans had prepayment penalties and 12 had an exit fee.

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

The following table contains information about the investment in real estate loans held in our portfolio as of March 31, 2007. The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2007 through 2010 and thereafter and separately aggregates the information for all maturities arising after 2010. The carrying values of these assets approximate their fair value as of March 31, 2007.

	Interest Earning Assets Aggregated by Maturity at March 31, 2007
Interest Earning Assets	2007	2008	2009	2010	Thereafter	Total

Investments in real estate loans	$23,239,000	$1,500,000	$--	$--	$--	$24,739,000

Weighted average interest rates	11.30%	12.67%	--%	--%	--%	11.38%

At March 31, 2007, we also had approximately $1.3 million invested in cash, cash equivalents and marketable securities - related party (VRM II). Approximately 3% of our aggregate members capital accounts will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans. We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the our management, including our manager’s CEO and CFO, as of March 31, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our manager’s CEO and CFO believe that these controls and procedures are adequate to ensure we are able to collect, process and disclose within the required time periods the information we are required to disclose in the reports we file with the SEC.

The certifications of the our manager’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Changes in Internal Control Over Financial Reporting

Our management has identified the following change in our internal controls over financial reporting during the Quarter ended March 31, 2007. On March 21, 2007, John W. Alderfer resigned as our manager’s Chief Financial Officer. Our manager appointed Rocio Revollo as their Chief Financial Officer. Ms. Revollo will also serve as the Chief Financial Officer of Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc. During April 2007, our manager appointed a Corporate Controller with the requisite experience to assist and work directly with our Chief Financial Officer.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been or will be detected. Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Our management, including our manager’s Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all errors.

ITEM 4T. CONTROLS AND PROCEDURES

See Item 4 - Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Please refer to Note K Legal Matters Involving the Manager and Note L Legal Matters Involving the Company in Part I Item 1 Financial Statements of this Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

In considering our future performance and any forward-looking statements made in this report, the material risks described below should be considered carefully. These factors should be considered in conjunction with the other information included elsewhere in this report.

RISKS RELATED TO OUR BUSINESS

Defaults on our real estate loans will decrease our revenues and members’ distributions.

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers. Our performance will be directly impacted by any defaults on the loans in our portfolio. As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the rate of default on our loans could be higher than those generally experienced in the real estate lending industry. Any sustained period of increased defaults could adversely affect our business, financial condition, liquidity and the results of our operations. We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on adequate loan-to-value ratios. However, we cannot be assured that these efforts will fully protect us against losses on defaulted loans. Any subsequent decline in real estate values on defaulted loans could result in less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan. Any failure of a borrower to repay loans or interest on loans will reduce our revenues and members’ distributions and the value of members’ units. Our weighted average loan-to-value ratio, as of March 31, 2007, was 68.09% as compared to 65.06% as of December 31, 2006. Our appraisals are generally dated within 12 months of the date of loan origination and may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.

As of March 31, 2007, we had in our portfolio approximately $1.6 million in delinquent loans and approximately $0.6 million of real estate held for sale not sold through seller financed for a total of approximately $2.2 million in non-performing assets, which represented approximately 8.15% of our members’ equity. We do not believe that a rising interest rate environment will increase or accelerate our delinquency rate because all of our loans are short term.

Our underwriting standards and procedures are more lenient than other financial institutional lenders, which may result in a higher level of non-performing assets and less amounts available for distribution.

Our underwriting standards and procedures are more lenient than other financial institutional lenders in that we will invest in loans to borrowers who may not be required to meet the credit standards of other financial institutional real estate lenders, which may lead to an increase in non-performing assets in our loan portfolio and create additional risks of return. We approve real estate loans more quickly than other lenders. We rely heavily on third-party reports and information such as appraisals and environmental reports. Because of our accelerated due diligence process, we may accept documentation that was not specifically prepared for us or commissioned by us. This creates a greater risk of the information contained therein being out of date or incorrect. Generally, we will not spend more than 20 days assessing the character and credit history of our borrowers. Due to the nature of loan approvals, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to the borrower and the security. There may be a greater risk of default by our borrowers, which may impair our ability to make timely distributions and which may reduce the amount we have available to distribute.

We depend upon our real estate security to secure our real estate loans, and we may suffer a loss if the value of the underlying property declines.

We depend upon our real estate security to protect us on the loans that we make. We depend upon the skill of independent appraisers to value the security underlying our loans. However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events. Our appraisals are generally dated within 12 months of the date of loan origination and may have been commissioned by the borrower. Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals. In addition, most of the appraisals are prepared on an as-if developed basis, which approximates the post-construction value of the collateralized property assuming such property is developed. As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and successful development by the purchaser upon which development is dependent on availability of financing. As most of the appraisals will be prepared on an as-if developed basis, if the loan goes into default prior to completion of the project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of funds available to distribute.

We typically make “balloon payment” loans, which are riskier than loans with payments of principal over an extended period of time.

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan. A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance. As of March 31, 2007, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term. Loans with balloon payments are riskier than loans with even payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due. There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments. Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due. As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

Our loans are not guaranteed by any governmental agency.

Our loans are not insured or guaranteed by a federally owned or guaranteed mortgage agency. Consequently, our recourse, if there is a default, may be to foreclose upon the real property securing a loan and/or pursuing the borrower’s guarantee of the principal. The value of the foreclosed property may have decreased and may not be equal to the amount outstanding under the corresponding loan, resulting in a decrease of the amount available to distribute.

Our real estate loans may not be marketable, and we expect no secondary market to develop.

We do not expect our real estate loans to be marketable, and we do not expect a secondary market to develop for them. As a result, we will generally bear all the risk of our investment until the loans mature. This will limit our ability to hedge our risk in changing real estate markets and may result in reduced returns to our members.

Any borrowing by us will increase members risk and may reduce the amount we have available to distribute.

We may borrow funds to expand our capacity to invest in real estate loans. We may borrow up to 70% of the fair market value of our outstanding real estate loans at any time. Any such borrowings will require us to carefully manage our cost of funds. No assurance can be given that we will be successful in this effort. Should we be unable to repay the indebtedness and make the interest payments on the loans, the lender will likely declare us in default and require that we repay all amounts owing under the loan facility. Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and the distributions members receive.

We may borrow funds from several sources, and the terms of any indebtedness we incur may vary. However, some lenders may require as a condition of making a loan to us that the lender will receive a priority on loan repayments received by us. As a result, if we do not collect 100% on our investments, the first dollars may go to our lenders and we may incur a loss that will result in a decrease of the amount available for distribution. In addition, we may enter into securitization arrangements in order to raise additional funds. Such arrangements could increase our leverage and adversely affect our cash flow and our ability to make distributions.

During October 2006, we, our manager, Vestin Origination, Inc., VRM I and VRM II entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan. The secured borrowing will be recognized pro rata between us, VRM I and VRM II for the amount each entity has funded for the loan. As of March 31, 2007, we had secured borrowings equal to approximately 9% of our net investment in real estate loans, as compared to secured borrowings equal to approximately 16% or our net investment in real estate loans as of December 31, 2006. In the event VRM I and VRM II were unable to pay their pro rata share of the secured borrowing, we would be liable for the full outstanding balance of approximately $13.0 million, as of March 31, 2007.

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

We believe that our loan documents will enable us to enforce our commercial arrangements with borrowers. However, the rights of borrowers and other secured lenders may limit our practical realization of those benefits. For example:

•
Judicial foreclosure is subject to the delays of protracted litigation. Although we expect non-judicial foreclosure to be quicker, our collateral may deteriorate and decrease in value during any delay in foreclosing on it;

•	The borrower’s right of redemption during foreclosure proceedings can deter the sale of our collateral and can for practical purposes require us to manage the property;

•	Unforeseen environmental hazards may subject us to unexpected liability and procedural delays in exercising our rights;

•	The rights of senior or junior secured parties in the same property can create procedural hurdles for us when we foreclose on collateral;

•	We may not be able to pursue deficiency judgments after we foreclose on collateral; and

•	State and federal bankruptcy laws can prevent us from pursuing any actions, regardless of the progress in any of these suits or proceedings.

By becoming the owner of property, we may incur additional obligations, which may reduce the amount of funds available for distribution.

We intend to own real property only if we foreclose on a defaulted loan and purchase the property at the foreclosure sale. Acquiring a property at a foreclosure sale may involve significant costs. If we foreclose on the security property, we expect to obtain the services of a real estate broker and pay the broker’s commission in connection with the sale of the property. We may incur substantial legal fees and court costs in acquiring a property through contested foreclosure and/or bankruptcy proceedings. In addition, significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges, must be made on any property we own regardless of whether the property is producing any income.

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

A prolonged economic slowdown, lengthy or severe recession or significant increase in interest rates could harm our business.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by decreased demand for consumer credit and declining real estate values. As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession. Problems in the sub-prime residential mortgage market could adversely affect the general economy or the availability of funds for commercial real estate developers. This in turn could lead to an increase in defaults on our loans. Furthermore, if interest rates were to increase significantly, the costs of borrowing may become too expensive, which may negatively impact the refinance market by reducing demand for real estate lending. For the three months ended March 31, 2007, loan originations accounted for all loans funded during that period. Any sustained period of increased delinquencies, foreclosures or losses or a significant increase in interest rates could adversely affect our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

As of March 31, 2007, none of our loans had a prepayment penalty and 12 loans had an exit fee. Based on our manager’s historical experience, we expect that our loans will continue to not have a prepayment penalty. Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate. This may reduce the amount of funds we have available to distribute.

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

We consider our direct competitors to be the providers of real estate loans who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by other financial institutional lenders such as commercial banks, insurance companies, mortgage brokers and pension funds. Many of the companies against which we compete have substantially greater financial, technical and other resources than either our company or our manager. Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services. If our competition decreases interest rates on their loans or makes funds more easily accessible, yields on our loans could decrease and the costs associated with making loans could increase, both of which would reduce our revenues and the distributions.

We may invest in unimproved land loans that do not generate income.

We may invest up to 25%, of our total real estate loan assets in loans to purchase or develop raw, unimproved land. Generally, we will determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property. We intend to invest in loans with a face value of up to 60% of the as-if developed appraised value of the property and we will usually require that the borrower have invested in the property actual capital expenditures of at least 25% of the property’s value; however, we may deviate from these guidelines under certain circumstances. As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing. These loans are riskier because the property is not capable of generating any income, as compared to a commercial property. As of March 31, 2007, 34% of our loans were secured by unimproved land.

We may invest in acquisition and development loans that do not generate income.

We may invest up to 25% of our total real estate loan assets in acquisition and development loans. These loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures. Such development may include installing utilities, sewers, water pipes, and/or streets. Generally, we may invest in loans with a face value of up to 60% of the as-if developed appraised value of the property; however, we may deviate from these guidelines under certain circumstances. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. As of March 31, 2007, 13% of our loans were acquisition and development loans.

We may invest in construction loans that do not generate income.

We may invest up to 70% of our total real estate loan assets in construction loans. These are loans generally made to real estate developers to fund the construction of one or more buildings on real property. Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs. We will typically require material and labor lien releases by the borrower per completed phase of the project. We will review the appraised value of the property and proposed improvements, and will arrange loans for up to 75% of the as-if developed appraised value; however, we may deviate from these guidelines under certain circumstances. Such appraisals have the same valuation limitations as raw and unimproved land loans, described above. These loans are riskier than loans secured by income producing properties because during construction the borrower does not receive income from the property to make payments on the loan. As of March 31, 2007, 17% of our loans were construction loans.

Our investments in commercial property loans may not yield the anticipated increase in value and income.

We expect to invest up to 50% of our total real estate loan assets in commercial property loans. These loans provide funds to allow commercial borrowers to acquire income-producing property or to improve or renovate property to increase the value or net operating income of the property so that it may qualify for institutional refinancing. Bridge loans are a subcategory of commercial loans in which we provide interim financing to enable commercial borrowers to qualify for permanent refinancing. We will review the appraised value of the property and will invest in loans for up to 75% of such appraised value; however, we may deviate from these guidelines under certain circumstances. To the extent such loans include renovations, appraisals may include as-if developed valuations with the limitations described above. These loans are riskier because there is no assurance that the commercial borrower will qualify for the refinancing or that the improvements will yield the anticipated increase in value and income. As of March 31, 2007, 34% of our loans were commercial loans.

We may invest in residential loans.

We may invest approximately 5% of our total real estate loan assets in residential loans. Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower used one of the units on the property as such borrower’s principal residence. We will review the appraisal of the value of the property and will invest in loans for up to 75% of such appraised value; however, we may deviate from these guidelines under certain circumstances. As of March 31, 2007, 2% of our loans were residential loans.

Investments in second deeds of trust and wraparound loans are subject to the rights of the first deed of trust.

We may also invest up to 10% of our total real estate loan assets in deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans. In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust. In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest. We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive. Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans. As of March 31, 2007, 1% of our loans were secured by second deeds of trust.

Investment in large loans may reduce our ability to diversify our loan portfolio.

We will generally invest in loans that constitute an amount equal to less than 5% of our total capital. However, we may invest in a larger loan depending on such factors as the performance of the Fund and the value of the collateral. These larger loans have greater risk because they may reduce our ability to diversify our loan portfolio. As of March 31, 2007, our two largest loans comprised 13% or our total loan portfolio.

Taking a lease interest as collateral only provides a right to assume the borrower’s obligations under the lease.

We may invest up to 20% of our total real estate loan assets in loans where the collateral is an interest in a lease. These loans are riskier because the only rights we will have are to assume the borrower’s obligations under the lease and to use the property for the length of time and in the limited manner permitted under the lease. As of March 31, 2007, none of our loans were collateralized by leases..

As a result of our small size, we will not be able to build a diversified loan portfolio, thereby increasing our risk that defaults on one or more loans could have a material adverse effect upon our operating results.

We are limited in the number of real estate loans in which we may invest and the value of members’ investment will fluctuate with the performance of the specific investments we make. As of March 31, 2007, we had approximately $26.6 million in capital and $24.6 million in outstanding loans, and we currently are not raising additional funds through the sale of units. Accordingly, we are a relatively small fund and will make a limited number of investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make as compared with larger funds. As a result, our performance will be closely tied to the performance of each loan we invest in and a default on a loan could materially reduce the funds available for distribution. Our profitability may be affected by the performance of any one of our investments and members’ investment in our units will be subject to greater risk.

Our loan portfolio may exhibit greater risk if it is not diversified geographically.

As of March 31, 2007, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon, Texas and Washington, with nearly half of our loans in Nevada. Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States. However, our manager has limited experience outside of the Western and Southern United States. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf. Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions. Members will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

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

MANAGEMENT AND CONFLICTS OF INTEREST RISKS

We rely on our manager to manage our day-to-day operations and select our loans for investment.

Our ability to achieve our investment objectives and to make distributions depends upon our manager’s and its affiliate’s performance in obtaining, processing, making and brokering loans for us to invest in and determining the financing arrangements for borrowers. Members have no opportunity to evaluate the financial information or creditworthiness of borrowers, the terms of mortgages, the real property that is our collateral or other economic or financial data concerning our loans. Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds. This fee is payable regardless of the performance of our loan portfolio. Our manager has no fiduciary obligations to our members, is not required to devote its employees’ full time to our business and may devote time to business interests competitive to our business.

Our manager’s lack of experience with certain real estate markets could impact its ability to make prudent investments on our behalf.

As of March 31, 2007, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon, Texas and Washington. Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States. However, our manager has limited experience outside of the Western and Southern United States. Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state. Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf. Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions. Members will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

Our success depends on key personnel of our manager, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of certain key personnel of our manager, including; Michael V. Shustek (Chief Executive Officer and President), Rocio Revollo (Chief Financial Officer), James M. Townsend (Chief Operating Officer) and Daniel B. Stubbs (Senior Vice President, Underwriting) some of whom would be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with our company. If any of these key employees were to cease employment, our operating results could suffer. None of the key personnel of our manager are subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on any of them. Our future success also depends in large part upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel. Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets. Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel. If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

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

Vestin Mortgage serves as our manager pursuant to our Operating Agreement. It may be difficult to terminate Vestin Mortgage and does not reflect arm’s length negotiations.

Pursuant to the terms of our Operating Agreement, Vestin Mortgage acts as our manager. The term of the Operating Agreement is for the duration of our existence. Vestin Mortgage may only be terminated as manager upon the affirmative vote of a majority of members entitled to vote on the matter. Consequently, it may be difficult to replace our manager in the event that our performance does not meet expectations or for other reasons. The Operating Agreement was negotiated by related parties and may not reflect terms as favorable as those subject to arm’s length bargaining.

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

We paid our manager a total of $4,000 for the three months ended March 31, 2007, for managing us. In addition, Vestin Mortgage and Vestin Originations received a total of $7,000 and approximately $2.7 million, respectively in fees directly from borrowers for the three months ended March 31, 2007. The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM I, VRM II and inVestin. Our assets represented approximately 7% of the assets managed by Vestin Mortgage as of March 31, 2007.

Our manager will face conflicts of interest relating to other investments in real estate loans.

We expect to invest in real estate loans where our manager or one or more other companies managed by our manager are also investing in real estate loans. There is a risk that our manager may select for us a real estate loan investment that provides lower returns than a real estate loan investment purchased by another program or entity managed by our manager. Our manager also serves as the manager for VRM I, VRM II and inVestin, which have similar investment objectives as our company. There are no restrictions or guidelines on how our manager will determine which loans are appropriate for us and which are appropriate for VRM I, VRM II, inVestin or another company that our manager manages. Moreover, our manager has no obligation to provide us with any particular opportunities or even a pro rata share of opportunities afforded to other companies it manages.

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

Holders

As of May 10, 2007, 676 accounts held 2,525,561 Units of interest in the Company.

Distribution Policy

We generally distribute to Unit holders on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement). Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Our Operating Agreement also permits distributions of capital. We made distributions of approximately $618,000 (prior to reinvested distributions) during the three months ended March 31, 2007, all of which were paid from Net Income Available for Distribution. It is our intention to continue to distribute our Net Income Available for Distribution to our Unit holders.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased under the Plans or Programs
January 2007	5,292	$11.00	None	None
February 2007	5,394	$11.00	None	None
March 2007	5,305	$11.00	None	None

(1)
Pursuant to our Operating Agreement, members may request to have their units redeemed. However, in order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year. Balances in Members’ capital accounts as of January 1, 2007 were approximately $30.4 million, which limits redemptions to approximately $3.0 million for calendar year 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For information regarding a Special Meeting of our Members held on March 5, 2007, see our Report on Form 8-K filed with the SEC on March 7, 2007.

ITEM 5.  OTHER INFORMATION

On March 21, 2007, John W. Alderfer resigned as the Chief Financial Officer of Vestin Group Inc. (Vestin Group), the parent company of our manager. He also resigned as a Director and the Chief Financial Officer of Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc. Mr. Alderfer is a party to an employment, non-competition and confidentiality contract with Vestin Group through December 31, 2008.

On March 21, 2007, Rocio Revollo was appointed as the Chief Financial Officer of Vestin Group. Ms. Revollo will also serve as the Chief Financial Officer of Vestin Realty Mortgage I, Inc. and Vestin Realty Mortgage II, Inc. Ms. Revollo was the Corporate Controller of Vestin Group from June 2005 to March 2007.

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

Dated: May 11, 2007