Form 10-Q
period 2007-06-30
VESTIN FUND III LLC
filed 2007-08-10
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  [   ]     No  [X]

As of August 6, 2007, 2,525,561 units of interest in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$416,000	$821,000
Cash - restricted	985,000	985,000
Marketable securities - related party	1,712,000	829,000
Interest and other receivables	264,000	270,000
Real estate held for sale	517,000	575,000
Investment in real estate loans, net of allowance for loan losses of $73,000 at June 30, 2007 and December 31, 2006	24,021,000	26,999,000
Assets under secured borrowings	--	4,430,000
Due from related party	--	10,000
Other assets	--	6,000

Total assets	$27,915,000	$34,925,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$111,000	$93,000
Due to related parties	1,000	--
Secured borrowings	--	4,430,000
Deferred income	985,000	985,000

Total liabilities	1,097,000	5,508,000

Commitments and contingencies

Members' equity
Membership units, 10,000,000 units authorized; 2,525,561 units and 2,775,376 units issued and outstanding at June 30, 2007 and December 31, 2006, respectively	26,758,000	29,434,000
Accumulated other comprehensive income (loss)	60,000	(17,000)

Total members' equity	26,818,000	29,417,000

Total liabilities and members' equity	$27,915,000	$34,925,000

See review report of Independent Registered Public Accounting Firm
The accompanying notes are an integral part of these statements

VESTIN FUND III, LLC

STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended	For The Three Months Ended	For The Six Months Ended	For The Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues
Interest income from investment in real estate loans	$671,000	$542,000	$1,454,000	$1,136,000
Rental income - related party	--	257,000	--	514,000
Dividend income - related party	32,000	--	48,000	--
Other	18,000	44,000	43,000	62,000
Total revenues	721,000	843,000	1,545,000	1,712,000

Operating expenses
Management fees - related party	3,000	12,000	7,000	24,000
Interest expense	39,000	69,000	118,000	149,000
Depreciation and amortization	--	56,000	--	111,000
Professional fees	51,000	31,000	92,000	96,000
Professional fees - related party	2,000	3,000	5,000	4,000
Other	15,000	3,000	22,000	9,000
Total operating expenses	110,000	174,000	244,000	393,000

Income from operations	611,000	669,000	1,301,000	1,319,000

Income (loss) from real estate held for sale
Write down of real estate held for sale	(58,000)	--	(58,000)	--
Expenses related to real estate held for sale	(4,000)	--	(7,000)	--
Total loss from real estate held for sale	(62,000)	--	(65,000)	--

NET INCOME	$549,000	$669,000	$1,236,000	$1,319,000

Net income allocated to members	$549,000	$669,000	$1,236,000	$1,319,000

Net income allocated to members per weighted average membership unit	$0.22	$0.23	$0.47	$0.45

Weighted average membership unit	2,523,618	2,938,962	2,633,958	2,962,657

See review report of Independent Registered Public Accounting Firm
The accompanying notes are an integral part of these statements

VESTIN FUND III, LLC

STATEMENTS OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2006	2,775,376	$29,417,000

Comprehensive income:

Net income		1,236,000

Unrealized gain on marketable securities		76,000

Total comprehensive income		1,312,000

Distributions		(1,164,000)

Reinvestments of distributions	25,602	282,000

Members' redemptions	(275,417)	(3,029,000)

Members' equity at June 30, 2007 (unaudited)	2,525,561	$26,818,000

See review report of Independent Registered Public Accounting Firm
The accompanying notes are an integral part of these statements

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended	For The Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$1,236,000	$1,319,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	--	106,000
Amortization of capitalized loan fees	--	5,000
Write down of real estate held for sale	58,000	--
Change in operating assets and liabilities:
Interest receivable	6,000	47,000
Deferred rent receivable - related party	--	(67,000)
Accounts payable and accrued liabilities	18,000	(100,000)
Due to related parties	11,000	(26,000)
Other assets	6,000	--
Net cash provided by operating activities	1,335,000	1,284,000

Cash flows from investing activities:
Investments in real estate loans	(1,590,000)	(10,216,000)
Proceeds from loan payoff	3,268,000	13,786,000
Sale of investments in real estate loans to VRM II	1,300,000	--
Purchase of marketable securities - related party	(807,000)	--
Net cash provided by investing activities	2,171,000	3,570,000

Cash flows from financing activities:
Payments on notes payable	--	(49,000)
Capital contribution by Manager	--	64,000
Members' redemptions	(3,029,000)	(1,523,000)
Members' distributions, net of reinvestments	(796,000)	(813,000)
Members' distributions - related party	(86,000)	(39,000)
Net cash used in financing activities	(3,911,000)	(2,360,000)

NET CHANGE IN CASH	(405,000)	2,494,000

Cash, beginning of period	821,000	1,167,000

Cash, end of period	$416,000	$3,661,000

Supplemental disclosures of cash flows information:
Interest paid during the period	$118,000	$149,000

Non-cash investing and financing activities:
Unrealized gain on marketable securities - related party	$76,000	$--
Loans funded through secured borrowings	$--	$527,000
Payoffs of loans funded through secured borrowings	$4,430,000	$--

See review report of Independent Registered Public Accounting Firm
The accompanying notes are an integral part of these statements

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

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

On November 7, 2003, our Registration Statement as filed with the United States Securities and Exchange Commission (“SEC”) became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“unit”).  On November 7, 2005, we discontinued the offering of our units; however, members continued to purchase additional Units through our Distribution Reinvestment Plan whereby the members’ distributions were used to purchase additional units at the current value.  As of June 30, 2007, we had sold approximately 3,113,166 units, which includes 247,245 units purchased through our Distribution Reinvestment Plan.  On April 2, 2007, our manager decided to terminate our Distribution Reinvestment Plan effective May 7, 2007, pursuant to Section 8.5 of our Operating Agreement.  A letter was sent on April 2, 2007 to our members notifying them of the Distribution Reinvestment plan’s termination.

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

See review report of Independent Registered Public Accounting Firm

Vestin Mortgage, Inc. is also the manager of Vestin Realty Mortgage I, Inc., as the successor by merger to Vestin Fund I, LLC, (“VRM I”), Vestin Realty Mortgage II, Inc., as the successor by merger to Vestin Fund II, LLC, (“VRM II) and inVestin Nevada, Inc., (“inVestin”) a company wholly owned by our manager’s CEO.  These entities also invest in commercial real estate loans.

For the six months ended June 30, 2006, the financial statements include the accounts of the Company and its wholly owned subsidiary, VF III HQ, LLC.  All significant inter-company transactions and balances have been eliminated in consolidation.  During December 2006, VF III HQ, LLC was dissolved.

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

Restricted Cash

We have restricted cash, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006.  The requirement for the deposit expires in November 2007, which may be extended for an additional year at the option of the buyer.

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

See review report of Independent Registered Public Accounting Firm

Investments in real estate loans are secured by deeds of trust or mortgages.  Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity.  We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost.  Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate.  Loan to value ratios are based on appraisals obtained at the time of loan origination and may not reflect subsequent changes in value estimates.  Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower.  The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed.  “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and timely successful development by the purchaser.  As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to any development of a project, the market value of the property may be substantially less than the appraised value.  As a result, there may be less security than anticipated at the time the loan was originally funded.  If there is less security and a default occurs, we may not recover the full amount of the loan.

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

See review report of Independent Registered Public Accounting Firm

Investments in Real Property

As of June 30, 2007 and December 31, 2006, we had no investments in real property.  A Special Meeting of our members was held on March 5, 2007 to vote on approval of the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investment in real estate loans.  A majority of our members approved the Third Amended and Restated Operating Agreement.

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  While pursuing foreclosure actions, we seek to identify potential purchasers of such property.  It is not our intent to invest in or own real estate as a long-term investment.  In accordance with Statement of Financial Accounting Standards (“FAS”) 144 – Accounting for the Impairment or Disposal of Long Lived Assets (“FAS 144”), we seek to sell properties acquired through foreclosure as quickly as circumstances permit.  The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Classification of Operating Results from Real Estate Held for Sale

FAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144'') generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income.  Our operations related to real estate held for sale are separately identified in the accompanying statements of income.

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity.  Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in.  We do not receive any fees for entering into secured borrowing arrangements; however, we may receive revenue in any differential of the interest spread, if applicable.  Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”).  The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or VRM II (collectively, the “Lead Lenders”).  In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

See review report of Independent Registered Public Accounting Firm

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the market price as of June 30, 2007.  All securities are classified as available-for-sale under the provisions of FAS 115 Accounting for Certain Investments in Debt and Equity Securities.

Fair Value of Financial Instruments

FAS 107 – Disclosures about Fair Value of Financial Instruments (“FAS 107”), requires the determination of fair value of our financial assets.  The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

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

At June 30, 2007 and December 31, 2006, the estimated fair values of the real estate loans were approximately $24.0 million and $27.0 million, respectively.  At June 30, 2007 and December 31, 2006, we had approximately $0 and $4.4 million, respectively, in assets under secured borrowings.  These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans.  Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

Net Income Allocated to Members Per Weighted Average Membership Unit

Net income allocated to members per weighted average membership unit is computed by dividing net income calculated in accordance with GAAP by the weighted average number of membership units outstanding for the period.

Segments

As of June 30, 2007 and December 31, 2006, we had no investments in real property.  A Special Meeting of our members was held on March 5, 2007 to vote on approval of the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investment in real estate loans.  Accordingly, we now operate as one business segment.

Income Taxes

Income tax effects resulting from our operations pass through to our members individually and, accordingly, no provision for income taxes is included in the financial statements.

See review report of Independent Registered Public Accounting Firm

Reclassifications

Certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current period presentation.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits.  As of June 30, 2007 and December 31, 2006, we had approximately $1.3 million and $1.9 million, respectively, in excess of the federally insured limits.

As of June 30, 2007, 48.7%, 16.4%, 12.2% and 9.7% of our loans were in Nevada, Arizona, Oregon and Texas, respectively, compared to 43.5%, 16.2%, 10.8% and 8.6% at December 31, 2006, respectively.  As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

At June 30, 2007, the aggregate amount of loans to our largest borrowers represented 13.77% of our total investment in real estate loans.  These two real estate loans consisted of commercial and construction loans, located in Nevada and Oregon, with a first lien position, earning between 9% and 10%, with an aggregate outstanding balance of approximately $3.3 million.  At December 31, 2006, the aggregate amount of loans to our largest borrowers represented 17.48% of our total investment in real estate loans.  These three real estate loans consisted of commercial and construction loans, located in Nevada, Oregon, and Washington with first lien positions earning between 9% and 12%, with an aggregate outstanding balance of approximately $4.7 million.  Because we have a significant concentration of credit risk with our two largest borrowers, a default by any of such borrowers could have a material adverse effect on us.

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

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2007, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2007, we had approximately $3.0 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $56.2 million.  These loans had interest reserves of approximately $1.8 million, of which our portion was approximately $67,000.  At December 31, 2006, we had approximately $12.3 million in investments in real estate loans that had interest reserves where the total outstanding principal due to us and our co-lenders was approximately $120.3 million.  These loans had interest reserves of approximately $5.6 million, of which our portion was approximately $0.6 million.

As of June 30, 2007, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential loans.  The effective interest rates on all product categories range from 9.00% to 13.75%.  Revenue by product will fluctuate based upon relative balances during the period.

See review report of Independent Registered Public Accounting Firm

Investments in real estate loans as of June 30, 2007, were as follows:

Loan Type	Number Of Loans	Fund Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	3	$3,138,000	12.77%	13.02%	64.34%
Commercial	10	8,452,000	10.53%	35.08%	74.71%
Construction	4	3,929,000	11.07%	16.31%	73.36%
Land	7	8,075,000	12.09%	33.51%	61.37%
Residential	1	500,000	12.00%	2.08%	80.00%
	25	$24,094,000	11.46%	100.00%	68.78%

Investments in real estate loans as of December 31, 2006 were as follows:

Loan Type	Number Of Loans	Fund Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan To Value (1)

Acquisition and development	4	$3,408,000	12.08	12.59%	62.78%
Commercial	9	8,420,000	10.39	31.10%	72.51%
Construction	5	5,843,000	11.38	21.58%	70.26%
Land	9	9,401,000	11.81	34.73%	55.98%
	27	$27,072,000	11.31	100.00%	65.06%

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

(2)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets:

	June 30, 2007 Balance	December 31, 2006 Balance
Balance per loan portfolio	$24,094,000	$27,072,000
Less:
Allowance for loan losses	(73,000)	(73,000)
Balance per balance sheet	$24,021,000	$26,999,000

See review report of Independent Registered Public Accounting Firm

The following is a schedule of priority of real estate loans as of June 30, 2007 and December 31, 2006.

Loan Type	Number of Loans	June 30, 2007 Balance*	Portfolio Percentage	Number of Loans	December 31, 2006 Balance*	Portfolio Percentage

First deeds of trust	24	$23,794,000	98.75%	26	$26,772,000	98.89%
Second deeds of trust	1	300,000	1.25%	1	300,000	1.11%
	25	$24,094,000	100.00%	27	$27,072,000	100.00%

*  Please see (2) above

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2007:

July 2007 – September 2007	$17,031,000
October 2007 – December 2007	5,563,000
January 2007 – March 2008	1,500,000
Thereafter	--

Total	$24,094,000

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2007 and December 31, 2006:

	June 30, 2007 Balance*	Portfolio Percentage	December 31, 2006 Balance*	Portfolio Percentage

Arizona	$3,950,000	16.40%	$4,390,000	16.22%
California	2,150,000	8.92%	3,240,000	11.97%
Nevada	11,731,000	48.69%	11,766,000	43.46%
Oklahoma	1,000,000	4.15%	1,000,000	3.69%
Oregon	2,933,000	12.17%	2,933,000	10.83%
Texas	2,330,000	9.67%	2,330,000	8.61%
Washington	--	0.00%	1,413,000	5.22%
Total	$24,094,000	100.00%	$27,072,000	100.00%

*  Please see (2) above

At June 30, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Forest Development LLC and Pirates Lake, LTD.  These loans are currently carried on our books at a value of approximately $2.7 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

•
Monterrey Associates, L.P., is a loan secured by a 248 Unit apartment complex in Oklahoma City, OK, along with other real estate collateral, with an outstanding balance of approximately $4.4 million of which our portion is approximately $1.0 million.  The loan is ten months in arrears in payments of interest.  Our manager has commenced foreclosure proceedings and is filing litigation to enforce the personal guarantee on the loan.  Our manager has evaluated this loan and believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.  In addition, our manager completed foreclosure proceedings on a second mortgage on a 233 unit apartment complex during the three months ended March 31, 2007.  We obtained title to the property subject to a non-recourse first mortgage, which was held by an unrelated third party.  During the three months ended March 31, 2007, we sold this property to an unrelated third party who is subject to the non-recourse first mortgage.  This transaction did not result in any gain or loss.

See review report of Independent Registered Public Accounting Firm

•
Forest Development, LLC, is a loan secured by two 4,000 square foot single family residences, together with the four remaining lots in a subdivision, located on Mt. Charleston, NV with an outstanding balance of approximately $2.6 million of which our portion is approximately $0.3 million.  The loan is eight months in arrears in payment of interest.  Our manager has commenced foreclosure proceedings and has filed litigation to enforce the personal guarantee on the loan.  Forest Development subsequently counterclaimed and also filed a separate lawsuit against us, VRM I, VRM II, Fund I, Fund II, Vestin Mortgage, Inc. and Vestin Originations, Inc. (the “Defendants”) alleging that the Defendants breached the construction loan agreement and thus jeopardized the completion of the project alleging actions for fraud, breach of fiduciary duty, breach of Construction Loan Agreement, negligence, intentional interference with contractual relations, bad faith breach of contract, conversion, undue and improper control and interference over borrower’s business, joint venture or de facto partnership, and injunctive relief.  The lawsuit seeks monetary damages, punitive damages, and seeks an injunction to stop the foreclosure.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  In April 2007, the borrower filed for protection under Chapter 11 of the United State Bankruptcy Code.  Our manager has evaluated this loan and believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
Pirates Lake, LTD., is a loan to provide bridge financing for approximately 46.75 acres of land in Galveston, TX, with an outstanding balance of approximately $8.5 million of which our portion is approximately $1.4 million.  The loan is secured by a first lien on the property and guaranteed by the borrower.  Additionally, the loan is secured by a second position lien on approximately 0.5 acres of land located in Houston, Texas.  The loan is two months in arrears in payments of interest.  Our manager has commenced foreclosure proceedings.  On August 7, 2007, we, VRM I and VRM II entered into a settlement agreement with the borrower whereby the foreclosure was postponed.  Principal, accrued interest and $75,000 for expenses incurred by us, VRM I and VRM II relating to the loan is now due on October 1, 2007.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

The following schedule summarizes the non-performing loans as of June 30, 2007:

Description of Collateral	Balance at June 30, 2007	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
248-unit apartment complex in Oklahoma City, OK	$1,000,000	9/1/2006	10	23%
2 single family residences and 4 lots in Mt. Charleston, NV	301,000	10/27/2006	8	12%
46.75 acres of land located in Galveston, TX	1,400,000	3/17/2007	2	16%
	$2,701,000

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of June 30, 2007 and December 31, 2006, we had provided a general allowance for loan losses of $73,000.  As of June 30, 2007 and December 31, 2006 approximately $2.7 million, in non-performing loans had no specific allowance for loan losses.  Our manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

See review report of Independent Registered Public Accounting Firm

The following is a roll-forward of the allowance for loan losses for the six months ended June 30, 2007:

Description	Balance at December 31, 2006	Provisions	Deductions	Balance at June 30, 2007
Valuation allowance	$73,000	--	--	$73,000

In addition, our manager granted extensions on 12 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  However, our manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan.  The aggregate amount due from borrowers whose loans had been extended as of June 30, 2007, was approximately $7.6 million.  Our manager believes that no allowance for loan loss was necessary with respect to these loans as of June 30, 2007.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  As of June 30, 2007 and December 31, 2006, none of the non-performing loans had a specific allowance for loan losses.  At June 30, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Forest Development LLC and Pirates Lake, LTD.  These loans are currently carried on our books at a value of approximately $2.7 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  Our manager evaluated the loans and believes that the underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of June 30, 2007, we owned 296,707 shares of VRM II’s common stock, representing approximately 0.76% of their total outstanding common stock.

See review report of Independent Registered Public Accounting Firm

NOTE F — REAL ESTATE HELD FOR SALE

At June 30, 2007, we held one property with a total carrying value of approximately $0.5 million, which was acquired through foreclosure and recorded as investments in real estate held for sale.  The summary below includes our percentage ownership in the property.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  The following is a roll-forward of investments in real estate held for sale during the six months ended June 30, 2007:

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2006	Acquisitions (Reductions)	Proceeds from Sales	Balance at June 30, 2007

480 residential building lots and 2 single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA	12/21/2006	2%	$575,000	$(58,000)	$--	$517,000

			$575,000	$(58,000)	$--	$517,000

During December 2006, we, VRM I and VRM II acquired the collateral of a loan, 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA, through foreclosure.  As of June 30, 2007, our manager evaluated the carrying value of the acquired property and based on its estimate, our manager has written down the value of the property $3,000,000, of which our portion was $58,000.

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  For the three and six months ended June 30, 2007, we recorded fees to our manager of $3,000 and $7,000, respectively.  For the three and six months ended June 30, 2006, we recorded fees to our manager of $12,000 and $24,000, respectively.

We paid pro rata distributions owed to our manager totaling $24,000, during the six months ended June 30, 2007 and 2006, respectively, based upon 54,862 units owned by our manager.

We recognized $257,000 and $514,000 in rental income for the three and six months ended June 30, 2006, from Vestin Group related to an office building located in Las Vegas, Nevada.  This building was sold to an unrelated third party during November 2006.

Transactions with Other Related Parties

During the six months ended June 30, 2007, we sold $1.3 million in real estate loans to VRM II.  There was no gain or loss associated with this transaction.

As of June 30, 2007, we owned 296,707 common shares of VRM II, representing approximately 0.76% of their total outstanding common stock.  For the three and six months ended June 30, 2007, we recorded $32,000 and $48,000, respectively, in dividend income based on the number of shares we held on the dividend record dates.

See review report of Independent Registered Public Accounting Firm

We paid pro rata distributions owed to inVestin totaling $15,000, during the six months ended June 30, 2007 and 2006, respectively, based upon 34,856 units owned by inVestin.

During the six months ended June 30, 2007, we paid pro rata distributions owed to Shustek Investments, a company wholly owned by our manager’s CEO, totaling $47,000 based upon the 110,349 units owned by them.  Shustek Investments did not own any membership units during the six months ended June 30, 2006.

As of June 30, 2007, we owed related parties, under common management, $1,000 and as of December 31, 2006, we had receivables from related parties, under common management, of $10,000.

During the three and six months ended June 30, 2007, we incurred $2,000 and $5,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.  During the three and six months ended June 30, 2006, we incurred $3,000 and $4,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz.

NOTE H — SECURED BORROWINGS

Secured borrowings provide an additional source of capital for our lending activity.  Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in.  We do not receive any fees for entering into secured borrowing arrangements; however, we may receive revenue in any differential of the interest spread, if applicable.  Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”).  The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or VRM II (collectively, the “Lead Lenders”).  In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

During October 2006, we, our manager, Vestin Origination, Inc., VRM I and VRM II entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan.  (See exhibit 10.10 Intercreditor Agreement  under the Exhibit Index included in Part II – Other Information, Item 6 Exhibits of this Report Form 10-Q).  The secured borrowing was recognized pro rata between us, VRM I and VRM II for the amount each entity has funded for the loan.  During May 2007, the secured borrowings were paid in full.  As of June 30, 2007, we did not have any funds used under Inter-creditor Agreements as compared to approximately $4.4 million used under Inter-creditor Agreements as of December 31, 2006.

NOTE I — MEMBERS’ EQUITY

Membership Units

During the six months ended June 30, 2007, members received 25,602 units as a result of reinvestments of distributions.  On April 2, 2007, our manager decided to terminate our Distribution Reinvestment Plan effective May 7, 2007, pursuant to Section 8.5 of our Operating Agreement.

See review report of Independent Registered Public Accounting Firm

Allocations and Distributions

In accordance with our Operating Agreement, profits, gains and losses are to be credited to and charged against each member’s capital account in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Distributions are paid monthly to members.  For the six months ended June 30, 2007, distributions to members were $882,000, net of reinvestments of $282,000.

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

Redemption Limitation

In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year.  As of June 30, 2007, the total of redemptions made from inception was approximately $6.3 million.  Balances in Members’ capital accounts as of January 1, 2007 were approximately $30.4 million, which limited redemptions to approximately $3.0 million for calendar 2007.  Total redemptions during the six months ended June 30, 2007, were approximately $3.0 million.  The remaining requests to redeem, as of June 30, 2007, were approximately $2.5 million in 2008, $2.0 million in 2009, $750,000 in 2010 and $58,000 in 2011, subject to unit valuation adjustments.

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

See review report of Independent Registered Public Accounting Firm

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

On November 21, 2005, Desert Land filed a complaint in the state District court of Nevada against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. which complaint is substantially similar to a complaint previously filed by Desert Land in the United States District Court, which complaint was dismissed by the Ninth Circuit United Court of Appeals, which dismissal was upheld when the United States Supreme Court denied Desert Land’s Writ of Certiorari.  The action is based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999.  On March 6, 2006, Desert Land amended the state court complaint to name VRM I.  Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to VRM I for that purpose.  The state court complaint further alleges that Desert Land is entitled to avoid such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets.  Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the action, and Mr. Shustek has guaranteed the indemnification.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.

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

On May 9, 2007, The State of Hawaii, VRM I, VRM II, Vestin Mortgage and Comerica Incorporated announced that an arrangement has been reached to auction the RightStar assets.  On June 12, 2007 the court approved the resolution agreement which provides that the proceeds of the foreclosure sale will be allocated to fund the trusts statutory minimum balances, and to VRM I, VRM II and Vestin Mortgage.  The State of Hawaii, VRM I, VRM II, Vestin Mortgage and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  The outcome of this auction cannot be determined at this time.

See review report of Independent Registered Public Accounting Firm

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

See review report of Independent Registered Public Accounting Firm

NOTE M — SEGMENT INFORMATION

In November 2006, we sold our investment in real property to an unrelated third party.  As of June 30, 2007 and December 31, 2006, we had no investments in real property.  A Special Meeting of our members was held on March 5, 2007 to vote on approval of the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investment in real estate loans.  Accordingly, we now operate as one business segment.

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

For the six months ended June 30, 2006, our two reportable segments were investments in real estate loans and investments in real estate.  Financial information concerning our reportable segments is presented as follows:

	For the Six Months Ended June 30, 2006	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$1,121,000	$1,121,000	$--
Interest income from secured borrowings	15,000	15,000	--
Rental income	514,000	--	514,000
Other	62,000	62,000	--
Total revenues	1,712,000	1,198,000	514,000

Operating expenses
Management fees	24,000	17,000	7,000
Professional fees	96,000	69,000	27,000
Professional fees-related party	4,000	3,000	1,000
Other	9,000	6,000	3,000
Total operating expenses	133,000	95,000	38,000

EBITDA*	1,579,000	1,103,000	476,000

Less:
Depreciation and amortization	111,000	--	111,000
Interest expense related to secured borrowings	14,000	14,000	--
Interest expense related to investment in real estate	135,000	--	135,000

NET INCOME	$1,319,000	$1,089,000	$230,000

See review report of Independent Registered Public Accounting Firm

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

NOTE N — SUBSEQUENT EVENT

On August 7, 2007, we, VRM I and VRM II entered into a settlement agreement with the borrower of Pirates Lake, LTD. whereby the foreclosure was postponed.  Principal, accrued interest and $75,000 for expenses incurred by us, VRM I and VRM II relating to the loan is now due on October 1, 2007.

See review report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Vestin Fund III, LLC:

We have reviewed the accompanying balance sheet of Vestin Fund III, LLC as of June 30, 2007, and the related statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, members’ equity and other comprehensive income for the six-month period ended June 30, 2007, and cash flows for the six-month periods ended June 30, 2007 and 2006. All information included in these financial statements is the representation of the management of Vestin Fund III, LLC.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vestin Fund III, LLC as of December 31, 2006 and the related consolidated statements of income, members’ equity and other comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2007, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
August 10, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2007 and 2006.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2006.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part II Item 1A Risk Factors of this Quarterly Report on Form 10-Q and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Prior to March 5, 2007, our mortgage program was combined with a real estate program whose objective was to invest in income-producing multifamily residential units, assisted living facilities, office buildings, industrial and retail properties and other income-producing real property, such as hotels and resorts, restaurants, parking lots and amusement parks.  We disposed of our only investment in real estate in November 2006 and on March 5, 2007, our members voted to amend our operating agreement so that in the future we will only invest in loans secured by mortgages on real estate.

Our operating results are affected primarily by: (i) the amount of capital we have to invest in real estate loans, (ii) the level of real estate lending activity in the markets we service, (iii) our ability to identify and work with suitable borrowers, (iv) the interest rates we are able to charge on our loans and (v) the level of non-performing assets, foreclosures and related loan losses which we may experience.  Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.  We do not have any arrangements in place to materially increase the funds we will have available to invest from any other sources.  See discussion under – “Capital and Liquidity.”

Our operating results during the past several months have been adversely affected by our non-performing loans.  At June 30, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Forest Development LLC and Pirates Lake, LTD.  These loans are currently carried on our books at a value of approximately $2.7 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  On August 7, 2007, we, VRM I and VRM II entered into a settlement agreement with the borrower of Pirates Lake, LTD. whereby the foreclosure was postponed.  Principal, accrued interest and $75,000 for expenses incurred by us, VRM I and VRM II relating to the loan is now due on October 1, 2007.  For additional information see Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statement of this report Form 10-Q.  Non-performing assets totaled approximately $3.2 million or 11.5% of our total assets as of June 30, 2007, as compared to $2.2 million or 6.2% of our total assets as of December 31, 2006.  At June 30, 2007, non-performing assets consisted of approximately $0.5 million of real estate held for sale and approximately $2.7 million of non-performing loans.  During the six months ended June 30, 2007, our manager evaluated the carrying value of the acquired properties located in Cathedral City, CA and based on its estimate, our manager has written down the value of the property by $3,000,000, of which our portion was $58,000.

The level of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy that entails more lenient underwriting standards and expedited loan approval procedures.  If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults, which may reduce the amount of funds we have to pay dividends to our stockholders.  Such conditions may also require us to restructure loans.  The weighted average term of our outstanding loans, including extensions, as of June 30, 2007 and December 31, 2006, was 15 and 14 months, respectively.

Uncertain economic conditions during the next year could have a material impact on the collectibility of our loans.  A downturn in the real estate markets where we conduct business might increase defaults on our loans and might require us to record additional reserves with respect to non-performing loans.  To date, the problems experienced by some lenders in the sub-prime residential mortgage market have not had any material adverse affect upon the commercial mortgage markets in which we operate.  Nonetheless, we are aware that weakness in residential lending could at some point have an adverse impact upon our markets.  Recognizing the risk, we seek to maintain an adequate loan-to-value ratio.  The weighted average loan to value ratio increased from 65.06%, as of December 31, 2006, to 68.78%, as of June 30, 2007, primarily due to two loans that were funded during the six month period, totaling $1.5 million, with loan to value ratios ranging from 76.96% to 80.00%.  We generally use appraisals prepared on an “as-if developed” basis in connection with the loan origination.  We hope to retain sufficient cushion in the underlying equity position to protect the value of our loans in the event of a default.  Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Operating Agreement provided the price does not exceed the par value of the loan.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note G – Related Party Transactions in the notes to our financials statements in Item 1 Financial Statements in Part I of this report Form 10-Q.

As of June 30, 2007, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon and Texas.

Comparison of Operating Results for the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Total revenues	$721,000	$843,000	$1,545,000	$1,712,000
Total operating expenses	110,000	174,000	244,000	393,000
Loss from real estate held for sale	(62,000)	--	(65,000)	--

NET INCOME	$549,000	$669,000	$1,236,000	$1,319,000

Net income allocated to members per weighted average membership units	$0.22	$0.23	$0.47	$0.45

Weighted average common shares / membership units	2,523,618	2,938,692	2,633,958	2,962,657

Annualized rate of return to members (a)	7.93%	8.70%	8.60%	8.55%

Cash Distributions	$546,000	$647,000	$1,164,000	$1,292,000

Cash Distributions Per Weighted Average Membership Units	$0.22	$0.22	$0.44	$0.44

Weighted average term of outstanding loans	15 months	16 months	15 months	16 months

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average unit as of June 30, 2007 and 2006, divided by the number of days during the period (91 and 181 days for the three and six months ended June 30, 2007 and 2006) and multiplied by three hundred and sixty five (365) days, then divided by the cost per unit ($11.00 and $10.50 for 2007 and 2006, respectively).

Total Revenues:  For three months ended June 30, 2007, total revenues decreased by $122,000 or 14.47% compared to the same period in 2006 due in significant part to the following factors:

•
We recognized rental income during the three months ended June 30, 2006, of $257,000 from a building we sold in November 2006.  No comparable income was realized during the three months ended June 30, 2007, and we will no longer earn rental income because our Operating Agreement was amended by a vote of our Members on March 5, 2007, limiting our investment objectives to investment in real estate loans.

•
The decrease in rental income was offset by the increase of interest income from investments in real estate loans of $671,000 during the three months ended June 30, 2007 compared to $542,000 during the same period in 2006.  Our revenue is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of June 30, 2007, our investment in real estate loans was approximately $24.1 million with a weighted average interest rate of 11.46%.  As of June 30, 2006, our investment in real estate loans was approximately $19.5 million with a weighted average interest rate of 10.44%.  The increase in our investment in real estate loans is primarily from the proceeds received from the sale of the building during November 2006.

Total Operating Expenses:  For the three months ended June 30, 2007, total operating expenses were $110,000 compared to $174,000 during the three months ended June 30, 2006, a decrease of $64,000 or 36.78%.  Expenses were primarily affected by the following factors:

•
During the three months ended June 30, 2006, we incurred depreciation expense of $56,000 on the building that was sold in November 2006.  No comparable depreciation expense was recorded during the three months ended June 30, 2007.

•
Interest expense decreased by approximately $30,000 or 43.48%.  While we did not incur any interest on loans related to investment in real estate, compared to $68,000 of such interest during the three months ended June 30, 2006, we incurred interest expense on secured borrowings of $36,000 during the three months ended June 30, 2007.  The secured borrowings were paid in full in May 2007.

Total Income(Loss) from Real Estate Held for Sale:  For the three months ended June 30, 2007, total loss from real estate held for sale was $62,000. No comparable loss was realized during the three months ended June 30, 2006.  During the three months ended June 30, 2007, our manager evaluated the carrying value of the acquired property located in Cathedral City, CA and based on its estimate, our manager has written down the value of the property by $3,000,000, of which our portion was $58,000.  See Note F – Real Estate Held for Sale in the notes of Part I, Item 1 - Consolidated Financial Statements to this interim report Form 10-Q.

Comparison of Operating Results for the six months ended June 30, 2007 to the six months ended June 30. 2006
Total Revenues:

Total Revenues:  For the six months ended June 30, 2007, total revenues decreased by $167,000 or 9.75% compared to the same period in 2006 due in significant part to the following factors:

•	We recognized rental income during the six months ended June 30, 2006 of $514,000 from a building we sold in November 2006. No comparable income was realized during the six months ended June 30, 2007.

•
We recognized interest income from investments in real estate loans of approximately $1.5 million during the six months ended June 30, 2007 compared to approximately $1.1 million during the same period in 2006.

Total Operating Expenses:  For the six months ended June 30, 2007, total operating expenses were $244,000 compared to $393,000 during the six months ended June 30, 2006, a decrease of $149,000 or 37.91%.  Expenses were primarily affected by the following factors:

•
During the six months ended June 30, 2006, we incurred depreciation expense of $111,000 on the building that was sold in November 2006.  No comparable depreciation expense was recorded during the six months ended June 30, 2007.

•
Interest expense decreased by approximately $31,000 or 20.81%.  While we did not incur any interest on loans related to investment in real estate, compared to $135,000 of such interest during the six months ended June 30, 2006, we incurred interest expense on secured borrowings of $115,000.

Total Income(Loss) from Real Estate Held for Sale:  For the six months ended June 30, 2007, total loss from real estate held for sale was $65,000. No comparable loss was realized during the three months ended June 30, 2006.  During the three months ended June 30, 2007, our manager evaluated the carrying value of the acquired property located in Cathedral City, CA and based on its estimate, our manager has written down the value of the property by $3,000,000, of which our portion was $58,000.  See Note F – Real Estate Held for Sale in the notes of Part I, Item 1 - Consolidated Financial Statements to this interim report Form 10-Q.

Distributions to Members:  The following is a schedule of distributions made to members for the six months ended June 30, 2007 and 2006.

	For the Six Months Ended June 30,
	2007	2006

Distributions of net income available for distribution	$1,164,000	$1,292,000
Distributions in excess of net Income available for distribution generated during the period	--	--
Total distributions	$1,164,000	$1,292,000

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

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities.  The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Six Months Ended June 30,
	2007	2006

Distribution of net income available for distribution	$1,164,000	$1,292,000
Additions to working capital reserves (amount not distributed)	130,000	138,000
Change in operating assets and liabilities:
Interest receivable	6,000	47,000
Deferred rent receivable - related party	--	(67,000)
Accounts payable	18,000	(100,000)
Due to manager	11,000	(26,000)
Other assets	6,000	--
Net cash provided by operating activities	$1,335,000	$1,284,000
Net cash provided (used) by investing activities	$2,171,000	$3,570,000
Net cash (used) provided by financing activities	$(3,911,000)	$(2,360,000)

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

Redemptions:  In accordance with the terms of our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year.  As of June 30, 2007, the total of redemptions made from inception was approximately $6.3 million.  Balances in Members’ capital accounts as of January 1, 2007 were approximately $30.4 million, which limited redemptions to approximately $3.0 million for calendar 2007.  Total redemptions during the six months ended June 30, 2007, were approximately $3.0 million.  The remaining requests to redeem, as of June 30, 2007, were approximately $2.5 million in 2008, $2.0 million in 2009, $750,000 in 2010 and $58,000 in 2011, subject to unit valuation adjustments.

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

During the six months ended June 30, 2007, cash flows provided by operating activities approximated $1.3 million.  Investing activities consisted of cash provided by loan payoffs and sales of investments in real estate loans of approximately $4.6 million.  Cash used for new investments and purchases of real estate loans totaled $1.6 million.  Our financing activities primarily consisted of cash used for members’ distributions, net of reinvestments, of approximately $0.9 million and members’ redemptions of approximately $3.0 million.

Our sources of liquidity include:  repayments of outstanding loans and arrangements with third parties to participate in our loans, since we distribute most or all of our operating income, discontinued the offering of our units, effective November 7, 2005, and terminated our Distribution Reinvestment Plan effective May 7, 2007.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans.  Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans.  Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds.  This would diminish our capital resources and would impair our ability to invest in new loans.  Non-performing assets totaled approximately $3.2 million or 11.6% of our total assets as of June 30, 2007, as compared to $2.2 million or 6.2% of our total assets as of December 31, 2006.  At June 30, 2007, non-performing assets consisted of approximately $0.5 million of real estate held for sale and approximately $2.7 million of non-performing loans.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets are a result of factors unique to specific borrowers and properties.  Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized will be incurred from these assets upon final disposition.  However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

In addition, any significant level of redemptions by our members would reduce the capital we have available for investment.  In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year.  As of June 30, 2007, the total of redemptions made from inception was approximately $6.3 million.  Balances in Members’ capital accounts as of January 1, 2007 were approximately $30.4 million, which limited redemptions to approximately $3.0 million for calendar year 2007.  Total redemptions during the six months ended June 30, 2007, were approximately $3.0 million.  The remaining requests to redeem, as of June 30, 2007, were approximately $2.5 million in 2008, $2.0 million in 2009, $750,000 in 2010 and $58,000 in 2011, subject to unit valuation adjustments.

Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”).  The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or VRM II (collectively, the “Lead Lenders”).  In the event of borrower non- performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

During October 2006, we, our manager, Vestin Origination, Inc., VRM I and VRM II entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan.  (See exhibit 10.10 Intercreditor Agreement  under the Exhibit Index included in Part II – Other Information, Item 6 Exhibits of this Report Form 10-Q).  The secured borrowing was recognized pro rata between us, VRM I and VRM II for the amount each entity has funded for the loan.  During May 2007, the secured borrowings were paid in full.  As of June 30, 2007, we did not have any funds used under Inter-creditor Agreements as compared to approximately $4.4 million used under Inter-creditor Agreements as of December 31, 2006.

At June 30, 2007, we had restricted cash totaling $985,000, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006.  The requirement for the deposit expires in November 2007, which may be extended for an additional year at the option of the buyer.

We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying secured properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital.  At June 30, 2007, we had $416,000 in cash, approximately $1.7 million invested in marketable securities – related party and approximately $27.9 million in total assets.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 9.00% to 13.75%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 25 real estate loans as of June 30, 2007, with a balance of approximately $24.1 million as compared to investments in 27 real estate loans as of December 31, 2006, with a balance of approximately $27.1 million.

At June 30, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Forest Development LLC and Pirates Lake, LTD.  These loans are currently carried on our books at a value of approximately $2.7 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  On August 7, 2007, we, VRM I and VRM II entered into a settlement agreement with the borrower of Pirates Lake, LTD. whereby the foreclosure was postponed.  Principal, accrued interest and $75,000 for expenses incurred by us, VRM I and VRM II relating to the loan is now due on October 1, 2007.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of June 30, 2007, we have provided a general reserve of $73,000.  Our manager evaluated the loans and believes that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statement of this Report Form 10-Q.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans.  The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment.  On a periodic basis, our manager evaluates our real estate loan portfolio for impairment.  The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired.  Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts would be credited to the provision for loan losses or included in income.  For additional information on asset quality and loan reserve, refer to Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statement of this Report Form 10-Q.

Investments in Real Estate Held for Sale

At June 30, 2007, we held one property with a total carrying value of approximately $0.5 million, which was acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  During the six months ended June 30, 2007, our manager evaluated the carrying value of the acquired properties located in Cathedral City, CA and based on its estimate, our manager has written down the value of the property by $3,000,000, of which our portion was $58,000.

For additional information on our investments in real estate held for sale, refer to Note F –Real Estate Held for Sale of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Report Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

As of June 30, 2007, we did not have any contractual obligations.

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2007 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$208,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$1,040,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(208,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(1,040,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2007 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$241,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$1,205,000
Allowance for loan losses assumption decreased by 0.3% of loan portfolio	$(73,000)

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

Most of our assets consisted of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements.  At June 30, 2007, our aggregate investment in real estate loans was approximately $24.0 million, net of allowance, with a weighted average effective interest rate of 11.46%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at June 30, 2007, was 15 months.  All but two of the outstanding real estate loans at June 30, 2007, was a fixed rate loan.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  None of the real estate loans had prepayment penalties and 12 had an exit fee.

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

The following table contains information about the investment in real estate loans held in our portfolio as of June 30, 2007.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2007 through 2010 and thereafter and separately aggregates the information for all maturities arising after 2010.  The carrying values of these assets approximate their fair value as of June 30, 2007.

	Interest Earning Assets Aggregated by Maturity at June 30, 2007
Interest Earning Assets	2007	2008	2009	2010	Thereafter	Total

Investments in real estate loans	$22,594,000	$1,500,000	$--	$--	$--	$24,094,000

Weighted average interest rates	11.38%	12.67%	--%	--%	--%	11.46%

At June 30, 2007, we also had approximately $2.1 million invested in cash and marketable securities – related party (VRM II).  Approximately 3% of our aggregate members capital accounts will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans.  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of the our management, including our manager’s CEO and CFO, as of June 30, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our manager’s CEO and CFO believe that these controls and procedures are adequate to ensure we are able to collect, process and disclose within the required time periods the information we are required to disclose in the reports we file with the SEC.

The certifications of the our manager’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Changes in Internal Control Over Financial Reporting

Our management has identified the following change in our internal controls over financial reporting during the Quarter ended June 30, 2007.  During April 2007, our manager appointed a Corporate Controller with the requisite experience to assist and work directly with our Chief Financial Officer.

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

See Item 4 – Controls and Procedures above.

PART II – OTHER INFORMATION

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

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers.  Our performance will be directly impacted by any defaults on the loans in our portfolio.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the rate of default on our loans could be higher than those generally experienced in the real estate lending industry.  Any sustained period of increased defaults could adversely affect our business, financial condition, liquidity and the results of our operations.  We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on adequate loan-to-value ratios.  However, we cannot be assured that these efforts will fully protect us against losses on defaulted loans.  Any subsequent decline in real estate values on defaulted loans could result in less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan.  Any failure of a borrower to repay loans or interest on loans will reduce our revenues and members’ distributions and the value of members’ units.  Our weighted average loan-to-value ratio, as of June 30, 2007, was 68.78% as compared to 65.06% as of December 31, 2006.  Our appraisals are generally dated within 12 months of the date of loan origination and may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.

As of June 30, 2007, we had in our portfolio approximately $2.7 million in delinquent loans and approximately $0.5 million of real estate held for sale for a total of approximately $3.2 million in non-performing assets, which represented approximately 12.00% of our members’ equity.  We do not believe that a rising interest rate environment will increase or accelerate our delinquency rate because all of our loans are short term.

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

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  As of June 30, 2007, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  Loans with balloon payments are riskier than loans with even payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due.  There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

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

During October 2006, we, our manager, Vestin Origination, Inc., VRM I and VRM II entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan.  The secured borrowing will be recognized pro rata between us, VRM I and VRM II for the amount each entity has funded for the loan.  During May 2007, the secured borrowings were paid in full.

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

This in turn could lead to an increase in defaults on our loans.  Furthermore, if interest rates were to increase significantly, the costs of borrowing may become too expensive, which may negatively impact the refinance market by reducing demand for real estate lending.  For the six months ended June 30, 2007, loan originations accounted for all loans funded during that period.  Any sustained period of increased delinquencies, foreclosures or losses or a significant increase in interest rates could adversely affect our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

As of June 30, 2007, none of our loans had a prepayment penalty and 12 loans had an exit fee.  Based on our manager’s historical experience, we expect that our loans will include exit fees.  Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate.  This may reduce the amount of funds we have available to distribute.

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

Generally, 15% to 25% of the loans invested in by us may be loans made for the purchase or development of raw, unimproved land.  Our manager, however, may deviate from these guidelines at its discretion, subject to the terms of our Operating Agreement.  Generally, we will determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property.  We intend to invest in loans with a face value of up to 60% of the as-if developed appraised value of the property and we will usually require that the borrower have invested in the property actual capital expenditures of at least 25% of the property’s value; however, we may deviate from these guidelines under certain circumstances.  As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing.  These loans are riskier because the property is not capable of generating any income, as compared to a commercial property.  As of June 30, 2007, 34% of our loans were secured by unimproved land.

We may invest in acquisition and development loans that do not generate income.

Generally, 10% to 25% of the loans invested in by us may be acquisition and development loans.  Our manager, however, may deviate from these guidelines at its discretion, subject to the terms of our Operating Agreement.  These loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures.  Such development may include installing utilities, sewers, water pipes, and/or streets.  Generally, we may invest in loans with a face value of up to 60% of the as-if developed appraised value of the property; however, we may deviate from these guidelines under certain circumstances.  Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.  As of June 30, 2007, 13% of our loans were acquisition and development loans.

We may invest in construction loans that do not generate income.

Generally, 10% to 70% of our loans may be construction loans.  Our manager, however, may deviate from these guidelines at its discretion, subject to the terms of our Operating Agreement.  These are loans generally made to real estate developers to fund the construction of one or more buildings on real property.  Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs.  We will typically require material and labor lien releases by the borrower per completed phase of the project.  We will review the appraised value of the property and proposed improvements, and will arrange loans for up to 75% of the as-if developed appraised value; however, we may deviate from these guidelines under certain circumstances.  Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.  These loans are riskier than loans secured by income producing properties because during construction the borrower does not receive income from the property to make payments on the loan.  As of June 30, 2007, 16% of our loans were construction loans.

Our investments in commercial property loans may not yield the anticipated increase in value and income.

Generally, 20% to 50% of the loans we invest in may be commercial property loans.  Our manager, however, may deviate from these guidelines at its discretion, subject to the terms of our Operating Agreement.  These loans provide funds to allow commercial borrowers to acquire income-producing property or to improve or renovate property to increase the value or net operating income of the property so that it may qualify for institutional refinancing.  Bridge loans are a subcategory of commercial loans in which we provide interim financing to enable commercial borrowers to qualify for permanent refinancing.  We will review the appraised value of the property and will invest in loans for up to 75% of such appraised value; however, we may deviate from these guidelines under certain circumstances.  To the extent such loans include renovations, appraisals may include as-if developed valuations with the limitations described above.  These loans are riskier because there is no assurance that the commercial borrower will qualify for the refinancing or that the improvements will yield the anticipated increase in value and income.  As of June 30, 2007, 35% of our loans were commercial loans.

We may invest in residential loans.

A small percentage of the loans invested in by us may be residential loans.  Our manager, however, may deviate from these guidelines at its discretion, subject to the terms of our Operating Agreement.  Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower used one of the units on the property as such borrower’s principal residence.  We will review the appraisal of the value of the property and will invest in loans for up to 75% of such appraised value; however, we may deviate from these guidelines under certain circumstances.  As of June 30, 2007, 2% of our loans were residential loans.

Investments in second deeds of trust and wraparound loans are subject to the rights of the first deed of trust.

We may also invest up to 10% of our total real estate loan assets in deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest.  We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.  As of June 30, 2007, 1% of our loans were secured by second deeds of trust.

Investment in large loans may reduce our ability to diversify our loan portfolio.

We will generally invest in loans that constitute an amount equal to less than 5% of our total capital.  However, we may invest in a larger loan depending on such factors as the performance of the Fund and the value of the collateral.  These larger loans have greater risk because they may reduce our ability to diversify our loan portfolio.  As of June 30, 2007, our two largest loans comprised 14% or our total loan portfolio.

Taking a lease interest as collateral only provides a right to assume the borrower’s obligations under the lease.

We may invest up to 20% of our total real estate loan assets in loans where the collateral is an interest in a lease.  These loans are riskier because the only rights we will have are to assume the borrower’s obligations under the lease and to use the property for the length of time and in the limited manner permitted under the lease.  As of June 30, 2007, none of our loans were collateralized by leases.

As a result of our small size, we will not be able to build a diversified loan portfolio, thereby increasing our risk that defaults on one or more loans could have a material adverse effect upon our operating results.

We are limited in the number of real estate loans in which we may invest and the value of members’ investment will fluctuate with the performance of the specific investments we make.  As of June 30, 2007, we had approximately $26.9 million in members’ equity and $24.0 million in outstanding loans, net of allowance, and we currently are not raising additional funds through the sale of units.  Accordingly, we are a relatively small fund and will make a limited number of investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make as compared with larger funds.  As a result, our performance will be closely tied to the performance of each loan we invest in and a default on a loan could materially reduce the funds available for distribution.  Our profitability may be affected by the performance of any one of our investments and members’ investment in our units will be subject to greater risk.

Our loan portfolio may exhibit greater risk if it is not diversified geographically.

As of June 30, 2007, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon and Texas, with nearly half of our loans in Nevada.  Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.

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

As of June 30, 2007, our loans were in the following states:  Arizona, California, Nevada, Oklahoma, Oregon and  Texas.  Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.  Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf.  Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions.  Members will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

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

Vestin Mortgage serves as our manager pursuant to our Operating Agreement.  It may be difficult to terminate Vestin Mortgage and our Operating Agreement does not reflect arm’s length negotiations.

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

We paid our manager a total of $7,000 for the six months ended June 30, 2007, for managing us.  In addition, Vestin Mortgage and Vestin Originations received a total of $72,000 and approximately $5.7 million, respectively in fees directly from borrowers for the six months ended June 30, 2007.  The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM I, VRM II and inVestin.  Our assets represented approximately 6% of the assets managed by Vestin Mortgage as of June 30, 2007.

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

Holders

As of July 31, 2007, 676 accounts held 2,525,561 of our units.

Distribution Policy

We generally distribute to Unit holders on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement).  Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).  Our Operating Agreement also permits distributions of capital.  We made distributions of approximately $1.2 million (prior to reinvested distributions) during the six months ended June 30, 2007, all of which were paid from Net Income Available for Distribution.  It is our intention to continue to distribute our Net Income Available for Distribution to our Unit holders.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased under the Plans or Programs
April 2007	4,999	$11.00	None	None
May 2007	4,612	$11.00	None	None
June 2007	--	$11.00	None	None

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

Dated: August 10, 2007