Form 10-Q
period 2007-09-30
VESTIN FUND III LLC
filed 2007-11-14
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Transition Period From _______ To ________

COMMISSION FILE NUMBER 333-105017

VESTIN FUND III, LLC
(Exact name of registrant as specified in its charter)

NEVADA	87-0693972
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6149 SOUTH RAINBOW BOULVARD, LAS VEGAS, NEVADA 89118
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

Yes  [   ]     No  [X]

As of November 12, 2007, 2,525,561 units of interest in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and cash equivalents	$4,129,000	$821,000
Cash - restricted	985,000	985,000
Marketable securities - related party	1,460,000	829,000
Interest and other receivables	214,000	270,000
Real estate held for sale	550,000	575,000
Investment in real estate loans, net of allowance for loan losses of $108,000 at September 30, 2007 and $73,000 at December 31, 2006	20,330,000	26,999,000
Assets under secured borrowings	--	4,430,000
Due from related parties	--	10,000
Other assets	--	6,000

Total assets	$27,668,000	$34,925,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$177,000	$93,000
Due to related parties	1,000	--
Secured borrowings	--	4,430,000
Deferred income	985,000	985,000

Total liabilities	1,163,000	5,508,000

Commitments and contingencies

Members' equity
Membership units, 10,000,000 units authorized; 2,525,561 units and 2,775,376 units issued and outstanding at September 30, 2007 and December 31, 2006, respectively	26,697,000	29,434,000
Accumulated other comprehensive loss	(192,000)	(17,000)

Total members' equity	26,505,000	29,417,000

Total liabilities and members' equity	$27,668,000	$34,925,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended	For The Three Months Ended	For The Nine Months Ended	For The Nine Months Ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006

Revenues
Interest income from investment in real estate loans	$498,000	$567,000	$1,952,000	$1,703,000
Rental income - related party	--	263,000	--	777,000
Dividend income - related party	46,000	--	93,000	--
Other	48,000	22,000	92,000	84,000
Total revenues	592,000	852,000	2,137,000	2,564,000

Operating expenses
Management fees - related party	--	12,000	7,000	36,000
Interest expense	1,000	69,000	119,000	219,000
Provision for loan loss	35,000	--	35,000	--
Depreciation and amortization	--	56,000	--	166,000
Professional fees	57,000	59,000	149,000	156,000
Professional fees - related party	3,000	10,000	8,000	14,000
Other	14,000	3,000	36,000	11,000
Total operating expenses	110,000	209,000	354,000	602,000

Income from operations	482,000	643,000	1,783,000	1,962,000

Loss from real estate held for sale
Write down of real estate held for sale	(2,000)	--	(25,000)	--
Expenses related to real estate held for sale	(20,000)	--	(62,000)	--
Total loss from real estate held for sale	(22,000)	--	(87,000)	--

NET INCOME	$460,000	$643,000	$1,696,000	$1,962,000

Net income allocated to members	$460,000	$643,000	$1,696,000	$1,962,000

Net income allocated to members per weighted average membership unit	$0.18	$0.22	$0.65	$0.67

Weighted average membership unit	2,525,561	2,878,643	2,597,429	2,934,344

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

STATEMENTS OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2006	2,775,376	$29,417,000

Comprehensive income:

Net income		1,696,000

Unrealized loss on marketable securities		(176,000)

Total comprehensive income		1,520,000

Distributions		(1,685,000)

Reinvestments of distributions	25,602	282,000

Members' redemptions	(275,417)	(3,029,000)

Members' equity at September 30, 2007 (unaudited)	2,525,561	$26,505,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended	For The Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$1,696,000	$1,962,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	--	158,000
Amortization of capitalized loan fees	--	8,000
Provision for loan loss	35,000	--
Write down of real estate held for sale	25,000	--
Change in operating assets and liabilities:
Interest receivable	56,000	3,000
Deferred rent receivable - related party	--	(101,000)
Accounts payable and accrued liabilities	84,000	(42,000)
Due to related parties	11,000	27,000
Other assets	6,000	--
Net cash provided by operating activities	1,913,000	2,015,000

Cash flows from investing activities:
Investments in real estate loans	(1,590,000)	(19,423,000)
Proceeds from loan payoff	5,524,000	16,740,000
Sale of investments in real estate loans to:
VRM II	1,300,000	4,900,000
Third parties	1,400,000	--
Purchase of marketable securities - related party	(807,000)	(848,000)
Net cash provided by investing activities	5,827,000	1,369,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended	For The Nine Months Ended
	September 30, 2007	September 30, 2006

Cash flows from financing activities:
Payments on notes payable	$--	$(64,000)
Members' redemptions	(3,029,000)	(2,741,000)
Members' distributions, net of reinvestments	(1,317,000)	(1,228,000)
Members' distributions - related party	(86,000)	(59,000)
Net cash used in financing activities	(4,432,000)	(4,092,000)

NET CHANGE IN CASH	3,308,000	(708,000)

Cash, beginning of period	821,000	1,167,000

Cash, end of period	$4,129,000	$459,000

Supplemental disclosures of cash flows information:
Interest paid during the period	$119,000	$219,000

Non-cash investing and financing activities:
Unrealized loss on marketable securities - related party	$(176,000)	$(16,000)
Payoffs of loans funded through secured borrowings	$4,430,000	$527,000
Loan rewritten with same or similar collateral	$3,219,000	$--
Capital contribution by Manager through forgiveness of liability	$--	$64,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Our manager is Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”), a Nevada corporation, which is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation.  Michael Shustek, the CEO and director of our manager, wholly owns Vestin Group, Inc., which is engaged in asset management, real estate lending and other financial services though its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, the mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. that has continued the business of brokerage, placement and servicing of commercial real estate loans.  Vestin Originations, Inc. is a wholly owned subsidiary of Vestin Group.  On September 1, 2007, the servicing of real estate loans was assumed by our manager.

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

For the nine months ended September 30, 2006, the financial statements include the accounts of the Company and its wholly owned subsidiary, VF III HQ, LLC.  All significant inter-company transactions and balances have been eliminated in consolidation.  During December 2006, VF III HQ, LLC was dissolved.

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

Restricted Cash

We have restricted cash, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006.  The requirement for the deposit expired in November 2007, which was then extended for an additional year.

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

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment.  Our manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses.  Subsequent recoveries of amounts previously charged off are added back to the allowance and included as income.

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry.  We, our manager and Vestin Originations generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

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

See review report of Independent Registered Public Accounting Firm.

Investments in Real Property

As of September 30, 2007 and December 31, 2006, we had no investments in real property.  A Special Meeting of our members was held on March 5, 2007 to vote on approval of the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investment in real estate loans.  A majority of our members approved the Third Amended and Restated Operating Agreement.

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

Secured Borrowings

Secured borrowings provide an additional source of capital for our lending activity.  Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in.  We do not receive any fees for entering into secured borrowing arrangements; however, we may receive revenue for any differential of the interest spread, if applicable.  Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”).  The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or VRM II (collectively, the “Lead Lenders”).  In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the market price as of September 30, 2007.  All securities are classified as available-for-sale under the provisions of FAS 115 – Accounting for Certain Investments in Debt and Equity Securities.

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

At September 30, 2007 and December 31, 2006, the estimated fair values of the real estate loans were approximately $20.3 million and $27.0 million, respectively.  At September 30, 2007 and December 31, 2006, we had approximately $0 and $4.4 million, respectively, in assets under secured borrowings.  These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans.  Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

Net Income Allocated to Members Per Weighted Average Membership Unit

Net income allocated to members per weighted average membership unit is computed by dividing net income calculated in accordance with GAAP by the weighted average number of membership units outstanding for the period.

Segments

As of September 30, 2007 and December 31, 2006, we had no investments in real property.  A Special Meeting of our members was held on March 5, 2007 to vote on approval of the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investment in real estate loans.  Accordingly, we now operate as one business segment.

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

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits.  As of September 30, 2007 and December 31, 2006, we had approximately $5.0 million and $1.9 million, respectively, in excess of the federally insured limits.

As of September 30, 2007, 50%, 19%, 11% and 9% of our loans were in Nevada, Arizona, California and Oregon, respectively, compared to 44%, 16%, 12% and 11% at December 31, 2006, respectively.  As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

At September 30, 2007, the loan to our largest borrower represented 7.34% of our total investment in real estate loans.  This commercial real estate loan is located in Oregon, with a first lien position earning 10.5% and has an outstanding balance of $1.5 million.  At December 31, 2006, the loan to our largest borrower represented 6.72% of our total investment in real estate loans.  This construction real estate loan is located in Nevada, with a first lien position earning 10.0% and has an outstanding balance of approximately $1.8 million.  We have a significant concentration of credit risk with our largest borrower, any defaults by such borrower could have a material adverse effect on us.

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

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2007, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At September 30, 2007, we had approximately $4.4 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $51.9 million.  These loans had interest reserves of approximately $4.5 million, of which our portion was approximately $0.4 million.  At December 31, 2006, we had approximately $12.3 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $120.3 million.  These loans had interest reserves of approximately $5.6 million, of which our portion was approximately $0.6 million.

As of September 30, 2007, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 10.0% to 14.0%.  Revenue by product will fluctuate based upon relative balances during the period.

See review report of Independent Registered Public Accounting Firm.

Investments in real estate loans as of September 30, 2007, were as follows:

Loan Type	Number Of Loans	Fund Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan-To-Value (1)

Acquisition and development	3	$3,138,000	12.77%	15.35%	55.79%
Commercial	8	7,185,000	10.94%	35.15%	74.07%
Construction	6	2,511,000	11.17%	12.29%	75.19%
Land	7	7,104,000	12.59%	34.76%	66.44%
Residential	1	500,000	12.00%	2.45%	80.00%
	25	$20,438,000	11.85%	100.00%	68.89%

Investments in real estate loans as of December 31, 2006 were as follows:

Loan Type	Number Of Loans	Fund Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan-To-Value (1)

Acquisition and development	4	$3,408,000	12.08%	12.59%	62.78%
Commercial	9	8,420,000	10.39%	31.10%	72.51%
Construction	5	5,843,000	11.38%	21.58%	70.26%
Land	9	9,401,000	11.81%	34.73%	55.98%
	27	$27,072,000	11.31%	100.00%	65.06%

(1)
Loan-to-value ratios are based on the most recent appraisals and may not reflect subsequent changes in value.  Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination.  The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed.  “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing.  As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to completion of the development of the project, the market value of the property may be substantially less than the appraised value.  As a result, there may be less security than anticipated at the time the loan was originally made.  If there is less security and a default occurs, we may not recover the full amount of the loan.

(2)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets:

	September 30, 2007 Balance	December 31, 2006 Balance
Balance per loan portfolio	$20,438,000	$27,072,000
Less:
Allowance for loan losses **	(108,000)	(73,000)
Balance per balance sheet	$20,330,000	$26,999,000

See review report of Independent Registered Public Accounting Firm.

The following is a schedule of priority of real estate loans as of September 30, 2007 and December 31, 2006.

Loan Type	Number of Loans	September 30, 2007 Balance*	Portfolio Percentage	Number of Loans	December 31, 2006 Balance*	Portfolio Percentage

First deeds of trust	24	$20,138,000	98.53%	26	$26,772,000	98.89%
Second deeds of trust	1	300,000	1.47%	1	300,000	1.11%
	25	$20,438,000	100.00%	27	$27,072,000	100.00%

*  Please see (2) above
**  Please refer to (3) Specific Reserve Allowance below.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2007:

October 2007 – December 2007	$13,943,000
January 2008 – March 2008	2,900,000
April 2008 – June 2008	--
July 2008 – September 2008	3,595,000
Thereafter	--

Total	$20,438,000

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2007 and December 31, 2006:

	September 30, 2007 Balance*	Portfolio Percentage	December 31, 2006 Balance*	Portfolio Percentage

Arizona	$3,950,000	19.33%	$4,390,000	16.22%
California	2,150,000	10.52%	3,240,000	11.97%
Nevada	10,161,000	49.72%	11,766,000	43.46%
Oklahoma	1,000,000	4.89%	1,000,000	3.69%
Oregon	1,777,000	8.69%	2,933,000	10.83%
Texas	1,400,000	6.85%	2,330,000	8.61%
Washington	--	0.00%	1,413,000	5.22%
Total	$20,438,000	100.00%	$27,072,000	100.00%

*  Please see (2) above

At September 30, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Forest Development LLC, Pirates Lake, Ltd, Jeffrey's Court, LLC and V & M Homes at the Palms, Inc.  These loans are currently carried on our books at a value of approximately $5.1 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

•
Monterrey Associates, L.P. is a non-performing loan which was originally secured by various real estate collateral, including a 248 unit apartment complex in Oklahoma City, Oklahoma.  The outstanding balance on the loan is approximately $4.4 million, of which our portion is approximately $1.0 million.  Interest payments on the loan are 13 months in arrears.  Our manager brought foreclosure and other legal proceedings to protect our interest in the collateral.  The borrowers have alleged that our lien on the Oklahoma City apartment complex was extinguished as a result of legal actions commenced on our behalf with respect to other collateral securing the non-performing loan.   We are vigorously contesting their position; however, we cannot determine at this time the outcome of these legal proceedings.

See review report of Independent Registered Public Accounting Firm.

•
Forest Development, LLC, is a loan secured by two 4,000 square foot single family residences, together with the four remaining lots in a subdivision, located on Mt. Charleston, NV with an outstanding balance of approximately $2.6 million of which our portion is approximately $0.3 million.  The loan is eleven months in arrears in payment of interest.  We commenced foreclosure proceedings and filed litigation to enforce the personal guarantee on the loan.  Forest Development subsequently counterclaimed and also filed a separate lawsuit against us, VRM I, VRM II, Fund I, Fund II, Vestin Mortgage, Inc. and Vestin Originations, Inc (the “Defendants”) alleging that the Defendants breached the construction loan agreement and thus jeopardized the completion of the project, alleging intentional interference with contractual relations, bad faith, breach of contract, conversion, undue and improper control and interference over borrower’s business.  They are seeking injunctive relief, monetary damages, and punitive damages.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  In April 2007, the borrower filed for protection under Chapter 11 of the United State Bankruptcy Code.  In September 2007, Forest Development filed a lawsuit in the United States Bankruptcy Court for the District of Nevada, against us, VRM I, VRM II, Fund I, Fund II, Vestin Mortgage, Inc. and Vestin Originations, Inc. (the “Defendants”) alleging breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, which claims are substantially the same as was filed in the State Court action.  We believe the allegations are without merit, and we have adequate defenses.  A settlement conference was held on November 9, 2007, between the Defendants and Forest Development, LLC.  A proposed settlement has been reached between the Defendants and Forest Development, LLC and we are awaiting final approval from the Bankruptcy Court; however, at this time we cannot be certain that the agreement will be finalized.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
Pirates Lake, Ltd., is a loan to provide bridge financing for approximately 46.75 acres of land in Galveston, TX, with an outstanding balance of approximately $8.5 million of which our portion is approximately $1.4 million.  The loan is secured by a first lien on the property and guaranteed by the borrower.  Additionally, the loan is secured by a second position lien on approximately 0.5 acres of land located in Houston, Texas.  The loan is five months in arrears in payments of interest.  On August 7, 2007, we, VRM I and VRM II entered into a settlement agreement with the borrower whereby the foreclosure was postponed.  Principal, accrued interest and $75,000 for expenses incurred by us, VRM I and VRM II relating to the loan were due on October 1, 2007.  On October 2, 2007, the borrower was in default of the settlement and loan agreements. Subsequently the borrower filed for protection under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas.  Our manager has instructed Bankruptcy counsel to seek relief from the automatic stay and to seek dismissal of Pirate’s Lake Ltd. Chapter 11 proceedings so that foreclosure proceedings may proceed.  A hearing was held on November 7, 2007, and the Bankruptcy case was dismissed with prejudice.  We have posted a foreclosure sale of the subject property for December 4, 2007.  If the Borrower pays all of the current property taxes due, then the sale will be postponed until January 1, 2008.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
Jeffrey's Court, LLC, is a loan to provide financing for the development of 4.92 acres of land into 119 condominium units in Las Vegas, NV, with an outstanding balance of approximately $5.1 million of which our portion is $1.0 million dollars.  The loan is two months in arrears in payment of interest and is secured by a first lien on the property and guaranteed by the borrower.  Our manager has commenced foreclosure proceedings.  We intend to bring legal action against the guarantors of this loan.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
V & M Homes at the Palms, Inc., is a loan, with a variable interest rate, to provide acquisition financing for an 80 acre parcel of land in Florence, AZ, with an outstanding balance of approximately $3.9 million of which our portion is approximately $1.4 million.  The loan is one month in arrears in payment of interest and is secured by a first lien on the property and guaranteed by the borrower.  Our manager has commenced foreclosure proceedings.  We intend to bring legal action against the guarantors of this loan.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

See review report of Independent Registered Public Accounting Firm.

The following schedule summarizes the non-performing loans as of September 30, 2007:

Description of Collateral	Balance at September 30, 2007	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
248-unit apartment complex in Oklahoma City, OK	$1,000,000	9/1/2006	13	23%
2 single family residences and 4 lots in Mt. Charleston, NV	301,000	10/27/2006	11	12%
46.75 acres of land located in Galveston, TX	1,400,000	3/17/2007	5	16%
4.92 acres of land in Las Vegas, NV	1,000,000	7/17/2007	2	20%
80 acre parcel of land in Florence, AZ	1,387,000	8/16/2007	1	36%
	$5,088,000

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of September 30, 2007, we had provided a specific allowance of $108,000, related to a land loan on property located in Glendale, AZ.  As of December 31, 2006, we had provided a general allowance for loan losses of $73,000.  As of September 30, 2007 and December 31, 2006 approximately $5.1 million, in non-performing loans had no specific allowance for loan losses.  Our manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

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

The following is a roll-forward of the allowance for loan losses for the nine months ended September 30, 2007:

Description	Balance at December 31, 2006	Provisions	Additions (Deductions)	Balance at September 30, 2007

Valuation allowance	$73,000	--	(73,000)	$--
Specific allowance **	--	35,000	73,000	108,000
Total	$73,000	$35,000	$--	$108,000

**  Please refer to (3) Specific Reserve Allowance below.

(3) Specific Reserve Allowance

Peoria 180, LLC Loan Allowance– During the nine months ended September 30, 2007, our manager provided a specific reserve allowance, related to a land loan on property located in Glendale, AZ, of $1.6 million, of which our portion was $108,000.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during October 2007.  Based on this appraisal we increased our total specific reserve allowance for loss by $35,000 and allocated our general allowance of $73,000 to this loan, bringing our specific reserve allowance to a total of $108,000.  As of September 30, 2007, the loan was performing as required.  Our manager will continue to evaluate our position in the loan.

See review report of Independent Registered Public Accounting Firm.

In addition, as of September 30, 2007, our manager granted extensions on 11 loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  However, our manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to, the borrower’s obligation to make interest payments on the loan.  The aggregate amount due from borrowers whose loans had been extended as of September 30, 2007, was approximately $9.2 million.  Our manager concluded that no allowance for loan losses was necessary with respect to these loans as of September 30, 2007.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans.  The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a real estate loan is uncollectible or that collectability is doubtful is a matter of judgment.  On a quarterly basis, our manager evaluates our real estate loan portfolio for impairment.  The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired.  Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves.  Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of September 30, 2007 and December 31, 2006, none of the non-performing loans had a specific allowance for loan losses.  At September 30, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Forest Development LLC, Pirates Lake, Ltd, Jeffrey's Court, LLC and V & M Homes at the Palms, Inc.  These loans are currently carried on our books at a value of approximately $5.1 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  Our manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of September 30, 2007, we owned 296,707 shares of VRM II’s common stock, representing approximately 0.77% of their total outstanding common stock.

See review report of Independent Registered Public Accounting Firm.

NOTE F — REAL ESTATE HELD FOR SALE

At September 30, 2007, we held one property with a total carrying value of approximately $0.6 million, which was acquired through foreclosure and recorded as investments in real estate held for sale.  The summary below includes our percentage ownership in the property.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  The following is a roll-forward of investments in real estate held for sale during the nine months ended September 30, 2007:

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2006	Acquisitions (Reductions)	Proceeds from Sales	Balance at September 30, 2007

480 residential building lots and 2 single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA	12/21/2006	2%	$575,000	$(25,000)	$--	$550,000

			$575,000	$(25,000)	$--	$550,000

During November 2006, we, VRM I and VRM II acquired through foreclosure proceedings 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA.  During the three months ended September 30, 2007, our manager continued to evaluate the carrying value of the acquired property and related liabilities. As of September 30, 2007, our manager estimated the net realizable value of the asset totaled $28,355,000, of which our portion totaled $550,000, and estimated liabilities associated with this asset totaled $2,700,000, of which our portion totaled $52,000. Based on these estimates, our write downs on real estate held for sale for this property totaled $2,000 and $25,000 for the three and nine months ended September 30, 2007, respectively. We also recognized expenses related to real estate held for sale for this property which totaled $20,000 and $62,000 for the three and nine months ended September 30, 2007, respectively.

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  For the three and nine months ended September 30, 2007, we recorded fees to our manager of $0 and $7,000, respectively.  For the three and nine months ended September 30, 2006, we recorded fees to our manager of $12,000 and $36,000, respectively.

We paid pro rata distributions owed to our manager totaling $35,000 and $36,000, during the nine months ended September 30, 2007 and 2006, respectively, based upon 54,862 units owned by our manager.

We recognized $263,000 and $777,000 in rental income for the three and nine months ended September 30, 2006, from Vestin Group related to an office building located in Las Vegas, Nevada.  This building was sold to an unrelated third party during November 2006.

Transactions with Other Related Parties

During the nine months ended September 30, 2007, we sold $1.3 million in real estate loans to VRM II.  There was no gain or loss associated with this transaction.

See review report of Independent Registered Public Accounting Firm.

As of September 30, 2007, we owned 296,707 common shares of VRM II, representing approximately 0.77% of their total outstanding common stock.  For the three and nine months ended September 30, 2007, we recorded $46,000 and $93,000, respectively, in dividend income based on the number of shares we held on the dividend record dates.

We paid pro rata distributions owed to inVestin totaling $22,000 and $23,000, during the nine months ended September 30, 2007 and 2006, respectively, based upon 34,856 units owned by inVestin.

We paid pro rata distributions owed to Shustek Investments, a company wholly owned by our manager’s CEO, totaling $70,000 and $4,000, during the nine months ended September 30, 2007 and 2006, respectively, based upon 110,349 units owned by Shustek Investments.

As of September 30, 2007, we owed related parties, under common management, $1,000 and as of December 31, 2006, we had receivables from related parties, under common management, of $10,000.

During the three and nine months ended September 30, 2007, we incurred $3,000 and $8,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.  During the three and nine months ended September 30, 2006, we incurred $10,000 and $14,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz.

NOTE H — SECURED BORROWINGS

Secured borrowings provide an additional source of capital for our lending activity.  Secured borrowings allow us to increase the diversification of our loan portfolio and to invest in loans that we might not otherwise invest in.  We do not receive any fees for entering into secured borrowing arrangements; however, we may receive revenue for any differential of the interest spread, if applicable.  Loans in which unaffiliated investors have participated through inter-creditor agreements (“Inter-creditor Agreements”) are accounted for as secured borrowings in accordance with Statement of Financial Accounting Standards (“FAS”) 140 – Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 140”).  The Inter-creditor Agreements provide us additional funding sources for real estate loans whereby an unaffiliated investor (the “Investor”) may participate on a non-pari passu basis in certain real estate loans with us and/or VRM I and/or VRM II (collectively, the “Lead Lenders”).  In the event of borrower non-performance, the Inter-creditor Agreements generally provide that the Lead Lenders must repay the Investor’s loan amount either by (i) continuing to remit to the Investor the interest due on the participated loan amount; (ii) substituting an alternative loan acceptable to the Investor; or (iii) repurchasing the participation from the Investor for the outstanding balance plus accrued interest.

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

During October 2006, we, our manager, Vestin Originations, Inc., VRM I and VRM II entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan.  (See exhibit 10.10 Intercreditor Agreement  under the Exhibit Index included in Part II – Other Information, Item 6 Exhibits of this Report Form 10-Q).  The secured borrowing was recognized pro rata between us, VRM I and VRM II for the amount each entity has funded for the loan. During May 2007, the secured borrowings were paid in full.  As of September 30, 2007, we did not have any funds used under Inter-creditor Agreements as compared to approximately $4.4 million used under Inter-creditor Agreements as of December 31, 2006.

See review report of Independent Registered Public Accounting Firm.

NOTE I — MEMBERS’ EQUITY

Membership Units

During the nine months ended September 30, 2007, members received 25,602 units as a result of reinvestments of distributions.  On April 2, 2007, our manager decided to terminate our Distribution Reinvestment Plan effective May 7, 2007, pursuant to Section 8.5 of our Operating Agreement.

Allocations and Distributions

In accordance with our Operating Agreement, profits, gains and losses are to be credited to and charged against each member’s capital account in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Distributions are paid monthly to members.  For the nine months ended September 30, 2007, distributions to members were $1,403,000, net of reinvestments of $282,000.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended September 30, 2007.  Based on this review the value of members’ capital accounts was adjusted from $11.00 per unit to $10.97 per unit.  As a result, units redeemed on or after September 1, 2007 will be redeemed at $10.97 per unit.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.  On April 2, 2007, our manager decided to terminate our Distribution Reinvestment Plan effective May 7, 2007, pursuant to Section 8.5 of our Operating Agreement.  A letter was sent on April 2, 2007 to our members notifying them of the Distribution Reinvestment plan’s termination.

Redemption Limitation

In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year.  As of September 30, 2007, the total redemptions made from inception were approximately $6.3 million.  Balances in Members’ capital accounts as of January 1, 2007 were approximately $30.4 million, which limited redemptions to approximately $3.0 million for calendar 2007.  Total redemptions during the nine months ended September 30, 2007, were approximately $3.0 million.  The remaining requests to redeem, as of September 30, 2007, were approximately $2.5 million in 2008, $2.0 million in 2009, $1.1 million in 2010, $171,000 in 2011, $100,000 in 2012, $100,000 in 2013, $100,000 in 2014, $100,000 in 2015, $100,000 in 2016, $100,000 in 2017 and $61,000 in 2018, subject to unit valuation adjustments.

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

See review report of Independent Registered Public Accounting Firm.

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

On November 21, 2005, Desert Land filed a complaint in the state District court of Nevada against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. which complaint is substantially similar to a complaint previously filed by Desert Land in the United States District Court, which complaint was dismissed by the Ninth Circuit United Court of Appeals, which dismissal was upheld when the United States Supreme Court denied Desert Land’s Writ of Certiorari.  The action is based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999.  On March 6, 2006, Desert Land amended the state court complaint to name VRM I.  Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to VRM I for that purpose.  The state court complaint further alleges that Desert Land is entitled to void such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets.  Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the action, and Mr. Shustek has guaranteed the indemnification.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.

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

On May 9, 2007, VRM I, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007 the court approved the resolution agreement which provides that the proceeds of the foreclosure sale will be allocated to fund the trusts statutory minimum balances to VRM I, VRM II and Vestin Mortgage.  VRM I, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  VRM I, VRM II, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  The outcome of this auction cannot be determined at this time.

See review report of Independent Registered Public Accounting Firm.

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

NOTE M — SEGMENT INFORMATION

In November 2006, we sold our investment in real property to an unrelated third party.  As of September 30, 2007 and December 31, 2006, we had no investments in real property.  A Special Meeting of our members was held on

See review report of Independent Registered Public Accounting Firm.

March 5, 2007 to vote on approval of the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investment in real estate loans.  Accordingly, we now operate as one business segment.

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

For the nine months ended September 30, 2006, our two reportable segments were investments in real estate loans and investments in real estate.  Financial information concerning our reportable segments is presented as follows:

	For the Nine Months Ended September 30, 2006	Investment in Real Estate Loans	Investment in Real Estate
Revenues
Interest income from investments in real estate loans	$1,688,000	$1,688,000	$--
Interest income from secured borrowings	15,000	15,000	--
Rental income-related party	777,000	--	777,000
Other	85,000	85,000	-
Total revenues	2,565,000	1,788,000	777,000

Operating expenses
Management fees – related party	36,000	25,000	11,000
Professional fees	156,000	110,000	46,000
Professional fees-related party	14,000	10,000	4,000
Other	11,000	8,000	3,000
Total operating expenses	217,000	153,000	64,000

EBITDA*	2,348,000	1,635,000	713,000

Less:
Depreciation and Amortization	166,000	--	166,000
Interest expense related to secured borrowings	14,000	14,000	--
Interest expense related to investment in real estate	205,000	--	205,000

NET INCOME	$1,963,000	$1,621,000	$342,000

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

See review report of Independent Registered Public Accounting Firm.

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

See review report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Vestin Fund III, LLC:

We have reviewed the accompanying balance sheet of Vestin Fund III, LLC as of September 30, 2007, and the related statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, members’ equity and other comprehensive income for the nine-month period ended September 30, 2007, and cash flows for the nine-month periods ended September 30, 2007 and 2006. All information included in these financial statements is the representation of the management of Vestin Fund III, LLC.

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
November 12, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2007 and 2006.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2006.

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

RESULTS OF OPERATIONS

OVERVIEW

Our primary business objective is to generate income by investing in real estate loans.  We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by other financial institutional real estate lenders.  The loan underwriting standards utilized by our manager and Vestin Originations are less strict than other financial institutional real estate lenders.  In addition, one of our competitive advantages is our ability to approve loan applications more quickly than other financial institutional lenders.  As a result, in certain cases, we may make real estate loans that are riskier than real estate loans made by other financial institutional lenders such as commercial banks.  However, in return, we seek a higher interest rate and our manager takes steps to mitigate the lending risks such as imposing a lower loan-to-value ratio.  While we may assume more risk than other financial institutional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

Prior to March 5, 2007, our mortgage program was combined with a real estate program whose objective was to invest in income-producing multifamily residential units, assisted living facilities, office buildings, industrial and retail properties and other income-producing real property, such as hotels and resorts, restaurants, parking lots and amusement parks.  We disposed of our only investment in real estate in November 2006 and on March 5, 2007, a majority of our members voted to amend our operating agreement so that in the future we will only invest in loans secured by mortgages on real estate.

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

Our operating results during the past several months have been adversely affected by our non-performing loans.  At September 30, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Forest Development LLC, Pirates Lake, Ltd, Jeffrey's Court, LLC and V & M Homes at the Palms, Inc.  These loans are currently carried on our books at a value of approximately $5.1 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  On August 7, 2007, we, VRM I and VRM II entered into a settlement agreement with the borrower of Pirates Lake, Ltd. whereby the foreclosure was postponed.  Principal, accrued interest and $75,000 for expenses incurred by us, VRM I and VRM II relating to the loan were due on October 1, 2007.  On October 2, 2007, the borrower was in default of the settlement and loan agreements.  Subsequently the borrower filed for protection under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas.  Our manager has instructed Bankruptcy counsel to seek relief from the automatic stay and to seek dismissal of the Pirate’s Lake Ltd. Chapter 11 proceedings so that foreclosure proceedings may proceed.  A hearing was held on November 7, 2007, and the Bankruptcy case was dismissed with prejudice.  We have posted a foreclosure sale of the subject property for December 4, 2007.  If the Borrower pays all of the current property taxes due, then the sale will be postponed until January 1, 2008.  For additional information see Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statement of this report Form 10-Q.

Non-performing assets totaled approximately $5.6 million or 20.4% of our total assets as of September 30, 2007, as compared to $2.2 million or 6.2% of our total assets as of December 31, 2006.  At September 30, 2007, non-performing assets consisted of $550,000 of real estate held for sale and $5,088,000 of non-performing loans.  In addition, during the nine months ended September 30, 2007, our manager evaluated the carrying value of the acquired properties located in Cathedral City, CA and based on its estimate, our manager has written down the value of the property by $1.3 million, of which our portion was $25,000.  Our manager also recognized expenses related to real estate held for sale for this property which totaled $2.7 million, of which our portion was approximately $52,000.

The level of non-performing assets may reflect the continuing weakness in certain sectors of the economy and the risk inherent in our business strategy that entails more lenient underwriting standards and expedited loan approval procedures.  If the economy weakens and our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted, we may experience an increase in loan defaults, which may reduce the amount of funds we have to pay distributions to our members.  Such conditions may also require us to restructure loans.  The weighted average term of our outstanding loans, including extensions, as of September 30, 2007 and December 31, 2006, was 16 and 14 months, respectively.

Uncertain economic conditions during the next year could have a material impact on the collectability of our loans.  The downturn in the real estate markets where we conduct business might increase defaults on our loans and might require us to record additional reserves.  The problems experienced by some lenders in the sub-prime market may have a material adverse affect on the commercial mortgage markets in which we operate.  We are aware that weakness in the credit markets could at some point have an adverse impact upon our markets.  We seek to maintain an adequate loan-to-value ratio, which, as of September 30, 2007, was 68.89% on a weighted average basis, generally using appraisals prepared on an “as-if developed basis” in connection with the loan origination.  The increase in the weighted average loan-to-value ratio from 65.06%, as of December 31, 2006, to 68.89%, as of September 30, 2007, is primarily due to six loans that were funded during the nine month period, totaling $2.9 million, with loan-to-value ratios ranging from 76.70% to 80.00%.  We generally use appraisals prepared on an “as-if developed” basis in connection with the loan origination.  All six these loans were to repeat borrowers with a history of good standing with us.  In addition, the original terms of these loans were 12 months.

We hope to retain sufficient cushion in the underlying equity position to protect the value of our loans in the event of a default.  Nevertheless, no assurances can be given that a marked increase in loan defaults accompanied by a rapid decline in real estate values will not have a material adverse effect upon our financial condition and operating results.

During the nine months ended September 30, 2007, our manager increased our total specific reserve allowance for loss by $35,000 and allocated our general allowance of $73,000, to the land loan on property located in Glendale, AZ, bringing our specific reserve allowance to a total of $108,000.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during October 2007.  As of September 30, 2007, the loan was performing as required.  Our manager will continue to evaluate our position in the loan.

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

As of September 30, 2007, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon and Texas.

Comparison of operating results for the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Total revenues	$592,000	$852,000	$2,137,000	$2,564,000
Total operating expenses	110,000	209,000	354,000	602,000
Loss from real estate held for sale	(22,000)	--	(87,000)	--

NET INCOME	$460,000	$643,000	$1,696,000	$1,962,000

Net income allocated to members per weighted average membership units	$0.18	$0.22	$0.65	$0.67

Weighted average common shares / membership units	2,525,561	2,878,643	2,597,429	2,934,344

Annualized rate of return to members (a)	6.57%	8.44%	7.94%	8.51%

Cash distributions	$521,000	$637,000	$1,685,000	$1,929,000

Cash distributions per weighted average membership units	$0.21	$0.22	$0.65	$0.66

Weighted average term of outstanding loans	16 months	16 months	16 months	16 months

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average unit as of September 30, 2007 and 2006, divided by the number of days during the period (92 and 273 days for the three and nine months ended September 30, 2007 and 2006) and multiplied by three hundred and sixty five (365) days, then divided by the cost per unit ($11.00 and $10.50 for 2007 and 2006, respectively).

Total Revenues:  For the three months ended September 30, 2007, total revenues were $592,000 compared to $852,000 during the three months ended September 30, 2006, a decrease of $260,000 or 30.5%.  Revenues were primarily affected by the following factors:

•
Interest income from investments in real estate loans decreased $69,000 during the three months ended September 30, 2007 compared to the same period in 2006, due to a decrease in investment in real estate loans and the increase in non-performing real estate loans.  Our revenue is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of September 30, 2007, our investment in real estate loans, was approximately $20.3 million, net of allowance, with a weighted average interest rate of 11.85%.  As of September 30, 2006, our investment in real estate loans was approximately $20.7 million, net of allowance, with a weighted average interest rate of 11.16%.  In addition non-performing assets as of September 30, 2007, totaled approximately $5.1 million as compared to a total of approximately $1.6 million as of September 30, 2006.  The downturn in the real estate markets where we conduct business might increase defaults on our loans and might require us to record additional reserves in the future.  See Note D Investment Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

•
We recognized rental income during the three months ended September 30, 2006, of $263,000 from a building we sold in November 2006.  No comparable income was realized during the three months ended September 30, 2007, and we will no longer earn rental income because our Operating Agreement was amended by a vote of our Members on March 5, 2007, limiting our investment objectives to investment in real estate loans.

•
The decrease in rental income from our investment in real estate and interest income from investments in real estate loans was partially offset by the $46,000 in dividend income we earned, during the three months ended September 30, 2007, from VRM II based on the number of shares we held during the period.  There was no comparable income during the three months ended September 30, 2006.

Total Operating Expenses:  For the three months ended September 30, 2007, total operating expenses were $110,000 compared to $209,000 during the three months ended September 30, 2006, a decrease of $99,000 or 47.4%.  Expenses were primarily affected by the following factors:

•
During the three months ended September 30, 2006, we incurred depreciation expense of $56,000 on the building that was sold in November 2006.  No comparable depreciation expense was recorded during the three months ended September 30, 2007.

•
Interest expense, related to the note on the building we sold in November 2006, totaled $69,000 for the three months ended September 30, 3006.  No comparable interest expense, related to the note on the building was recorded during the three months ended September 30, 2007.

•
During the three months ended September 30, 2007, management recognized a provision for loan loss of approximately $35,000 related to a land loan on property located in Glendale, Arizona.  See “Specific Loan Allowance” in Note D Investment Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.  There was no comparable loan loss provision during the three months ended September 30, 2006.

Total Loss from Real Estate Held for Sale:  For the three months ended September 30, 2007, total loss from real estate held for sale was $22,000.  During the three months ended September 30, 2007, our manager estimated the net realizable value of our real estate held for sale at $28,355,000, of which our portion totaled $550,000, and estimated liabilities associated with this asset at $2,700,000, of which our portion totaled $52,000. Based on these estimates, our write down on this property totaled $2,000 and expenses related to this property totaled $20,000, for the three months ended September 30, 2007.  There were no comparable write downs or expenses related to real estate held for sale during the three months ended September 30, 2006.  See Note F Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Comparison of Operating Results for the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

Total Revenues:  For the nine months ended September 30, 2007, total revenues were $2,137,000 compared to $2,564,000 during the nine months ended September 30, 2006, a decrease of $427,000 or 16.7%.  Revenues were primarily affected by the following factors:

•
During the nine months ended September 30, 2006, we recognized rental income of $777,000 from a building we sold in November 2006.  No comparable income was realized during the nine months ended September 30, 2007, and as noted above, we will no longer earn rental income.

•
The decrease in rental income was partially offset by increase in interest income from investments in real estate loans of $249,000 or 14.6%, for the nine months ended September 30, 2007, as compared to the same period in 2006.  This increase in interest income from investments in real estate loans is mainly attributed to the increase in our investments in real estate loans and higher weighted average interest rate during the six months ended June 30, 2007, as compared to the same period in 2006.

•
In addition, the decrease in rental income was partially offset by the $93,000 in dividend income we earned, during the nine months ended September 30, 2007, from VRM II based on the number of shares we held during the period.  There was no comparable income during the nine months ended September 30, 2006.

Total Operating Expenses:  For the nine months ended September 30, 2007, total operating expenses were $354,000 compared to $602,000 during the nine months ended September 30, 2006, a decrease of $248,000 or 41.2%.  Expenses were primarily affected by the following factors:

•
During the nine months ended September 30, 2006, we incurred depreciation expense of $166,000 on the building that was sold in November 2006.  No comparable depreciation expense was recorded during the nine months ended September 30, 2007.

•
Interest expense, related to the note on the building we sold in November 2006, totaled $204,000 for the nine months ended September 30, 3006.  No comparable interest expense, related to the note on the building was recorded during the nine months ended September 30, 2007.

•
During the nine months ended September 30, 2007, these decreases in operating expenses were partially offset by the provision for loan loss of approximately $35,000 related to a land loan on property located in Glendale, Arizona, as discussed above.

•
In addition, we incurred interest expense on secured borrowings of $115,000 during the nine months ended September 30, 2007, as compared to $14,000 during the same period in 2006.  During May 2007, all secured borrowings were paid in full.

•
During the nine months ended September 30, 2007, fees paid to our manager also decreased $29,000 or 80.6%, compared to the same period during 2006.  Our manager was entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  On March 5, 2007, a majority of our members approved the Third Amended and Restated Operating Agreement, which limits our investment objectives to investments in real estate loans.  We sold our last real estate investment in November 2006.  In addition, on April 2, 2007, our manager decided to terminate our Distribution Reinvestment Plan effective May 7, 2007, pursuant to Section 8.5 of our Operating Agreement.

Total Loss from Real Estate Held for Sale:  For the nine months ended September 30, 2007, total loss from real estate held for sale was $87,000.  Based on our manager’s estimates, as noted above, our write down on our real estate held for sale totaled $25,000 and expenses related to this property totaled $52,000, for the nine months ended September 30, 2007.  There were no comparable write downs or expenses related to real estate held for sale during the nine months ended September 30, 2006.  See Note F Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Distributions to Members:  The following is a schedule of distributions made to members for the nine months ended September 30, 2007 and 2006.

	For the Nine Months Ended September 30,
	2007	2006

Distributions of net income available for distribution	$1,685,000	$1,929,000
Distributions in excess of net income available for distribution generated during the period	--	--
Total distributions	$1,685,000	$1,929,000

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

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities.  The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Nine Months Ended September 30,
	2007	2006

Distribution of net income available for distribution	$1,685,000	$1,929,000
Additions to working capital reserves	71,000	199,000
Change in operating assets and liabilities:
Interest receivable	56,000	3,000
Deferred rent receivable - related party	--	(101,000)
Accounts payable	84,000	(42,000)
Due to related parties	11,000	27,000
Other assets	6,000	--
Net cash provided by operating activities	$1,913,000	$2,015,000
Net cash provided by investing activities	$5,827,000	$1,369,000
Net cash used by financing activities	$(4,432,000)	$(4,092,000)

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended September 30, 2007.  Based on this review the value of members’ capital accounts was adjusted from $11.00 per unit to $10.97 per unit.  As a result, units redeemed on or after September 1, 2007 will be redeemed at $10.97 per unit.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions:  In accordance with the terms of our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year.  As of September 30, 2007, the total redemptions made from inception were approximately $6.3 million.  Balances in Members’ capital accounts as of January 1, 2007 were approximately $30.4 million, which limited redemptions to approximately $3.0 million for calendar 2007.  Total redemptions during the nine months ended September 30, 2007, were approximately $3.0 million.  The remaining requests to redeem, as of September 30, 2007, were approximately $2.5 million in 2008, $2.0 million in 2009, $1.1 million in 2010, $171,000 in 2011, $100,000 in 2012, $100,000 in 2013, $100,000 in 2014, $100,000 in 2015, $100,000 in 2016, $100,000 in 2017 and $61,000 in 2018, subject to unit valuation adjustments.

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

During the nine months ended September 30, 2007, cash flows provided by operating activities approximated $1.9 million.  Investing activities consisted of cash provided by loan payoffs and sales of investments in real estate loans of approximately $8.2 million.  Cash used for new investments and purchases of real estate loans totaled $1.6 million.  In addition, we used approximately $0.8 million for the purchase of investment in marketable securities – related party.  Our financing activities primarily consisted of cash used for members’ distributions, net of reinvestments, of approximately $1.4 million and members’ redemptions of approximately $3.0 million.

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

Non-performing assets totaled approximately $5.6 million or 20.4% of our total assets as of September 30, 2007, as compared to $2.2 million or 6.2% of our total assets as of December 31, 2006.  At September 30, 2007, non-performing assets consisted of $550,000 of real estate held for sale and $5,088,000 of non-performing loans.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets are a result of factors unique to specific borrowers and properties.  Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized will be incurred from these assets upon final disposition.  However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

In addition, any significant level of redemptions by our members would reduce the capital we have available for investment.  In order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year.  As of September 30, 2007, the total redemptions made from inception were approximately $6.3 million.  Balances in Members’ capital accounts as of January 1, 2007 were approximately $30.4 million, which limited redemptions to approximately $3.0 million for calendar 2007.  Total redemptions during the nine months ended September 30, 2007, were approximately $3.0 million.  The remaining requests to redeem, as of September 30, 2007, were approximately $2.5 million in 2008, $2.0 million in 2009, $1.1 million in 2010, $171,000 in 2011, $100,000 in 2012, $100,000 in 2013, $100,000 in 2014, $100,000 in 2015, $100,000 in 2016, $100,000 in 2017 and $61,000 in 2018, subject to unit valuation adjustments.

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

During October 2006, we, our manager, Vestin Originations, Inc., VRM I and VRM II entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan.  (See exhibit 10.10 Intercreditor Agreement  under the Exhibit Index included in Part II – Other Information, Item 6 Exhibits of this Report Form 10-Q).  The secured borrowing was recognized pro rata between us, VRM I and VRM II for the amount each entity has funded for the loan.  During May 2007, the secured borrowings were paid in full.  As of September 30, 2007, we did not have any funds used under Inter-creditor Agreements as compared to approximately $4.4 million used under Inter-creditor Agreements as of December 31, 2006.

At September 30, 2007, we had restricted cash totaling $985,000, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006.  The requirement for the deposit expired in November 2007, which was then extended for an additional year.

We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying secured properties, expend money to satisfy our unforeseen obligations and for other permitted uses of the working capital.  At September 30, 2007, we had approximately $4.1 million in cash, $1.5 million invested in marketable securities – related party and approximately $27.7 million in total assets.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 10.0% to 14.0%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 25 real estate loans as of September 30, 2007, with an aggregate outstanding balance of approximately $20.4 million as compared to investments in 27 real estate loans as of December 31, 2006, with a balance of approximately $27.1 million.

At September 30, 2007, the following loans were non-performing (based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Forest Development LLC, Pirates Lake, Ltd, Jeffrey's Court, LLC and V & M Homes at the Palms, Inc.  These loans are currently carried on our books at a value of approximately $5.1 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  On August 7, 2007, we, VRM I and VRM II entered into a settlement agreement with the borrower of Pirates Lake, Ltd. whereby the foreclosure was postponed.  Principal, accrued interest and $75,000 for expenses incurred by us, VRM I and VRM II relating to the loan were due on October 1, 2007.  On October 2, 2007, the borrower was in default of the settlement and loan agreements.  Subsequently the borrower filed for protection under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas.  Our manager has instructed Bankruptcy counsel to seek relief from the automatic stay and to seek dismissal of the Pirate’s Lake Ltd. Chapter 11 proceedings so that foreclosure proceedings may proceed.  A hearing was held on November 7, 2007, and the Bankruptcy case was dismissed with prejudice.  We have posted a foreclosure sale of the subject property for December 4, 2007.  If the Borrower pays all of the current property taxes due, then the sale will be postponed until January 1, 2008.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us for loss of principal.  No specific allowance was deemed necessary.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of September 30, 2007, our manager had provided a specific reserve allowance, related to a land loan on property located in Glendale, AZ, of approximately $1.6 million, of which our portion was $108,000.  Our manager evaluated this loan and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate our loans in order to determine if any other allowance for loan losses should be recorded.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statement of this Interim Report Form 10-Q.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans.  The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a real estate loan is uncollectible or that collectability is doubtful is a matter of judgment.  On a periodic basis, our manager evaluates our real estate loan portfolio for impairment.  The fact that a loan is temporarily past due does not necessarily mean that the loan is impaired.  Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves.  Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the nine months ended September 30, 2007, refer to Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Interim Report Form 10-Q.

Investments in Real Estate Held for Sale

At September 30, 2007, we held one property with a total carrying value of $550,000, which was acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  During the nine months ended September 30, 2007, our manager evaluated the carrying value of the acquired properties located in Cathedral City, CA and based on its estimate, our manager has written down the value of the property by $1.3 million, of which our portion was $25,000.  Our manager also recognized expenses related to real estate held for sale for this property, which totaled $2.7 million, of which our portion was approximately $52,000.

For additional information on our investments in real estate held for sale, refer to Note F –Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Financial Statements of this Interim Report Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

As of September 30, 2007, we did not have any contractual obligations.

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2007 from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$208,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$1,038,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(208,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(1,038,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2007 from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$204,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$1,022,000
Allowance for loan losses assumption decreased by 0.5% of loan portfolio	$(108,000)

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

Most of our assets consisted of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements.  At September 30, 2007, our aggregate investment in real estate loans was approximately $20.3 million, net of allowance, with a weighted average effective interest rate of 11.85%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at September 30, 2007, was 16 months.  All but two of the outstanding real estate loans at September 30, 2007, were fixed rate loans.  One of the two variable interest rate loans was non-performing as of September 30, 2007, see Note D – Investments in Real Estate Loans in Part I, Item 1 Financial Statements of this Form 10-Q.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  None of the real estate loans had prepayment penalties and 14 had an exit fee.

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

The following table contains information about the investment in real estate loans held in our portfolio as of September 30, 2007.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2007 through 2010 and thereafter and separately aggregates the information for all maturities arising after 2010.  The carrying values of these assets approximate their fair value as of September 30, 2007.

	Interest Earning Assets Aggregated by Maturity at September 30, 2007
Interest Earning Assets	2007	2008	2009	2010	Thereafter	Total

Investments in real estate loans	$13,943,000	$6,495,000	$--	$--	$--	$20,438,000

Weighted average interest rates	11.83%	11.90%	--%	--%	--%	11.85%

At September 30, 2007, we also had approximately $5.6 million invested in cash and marketable securities – related party (VRM II).  Approximately 3% of our aggregate members capital accounts will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans.  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including our manager’s CEO and CFO, as of September 30, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our manager’s CEO and CFO believe that these controls and procedures are adequate to ensure we are able to collect, process and disclose within the required time periods the information we are required to disclose in the reports we file with the SEC.

The certifications of the our manager’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Changes in Internal Control Over Financial Reporting

Our management has not identified any changes in our internal controls over financial reporting during the Quarter ended September 30, 2007.

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

Please refer to Note K – Legal Matters Involving the Manager and Note L – Legal Matters Involving the Company in Part I Item 1 Financial Statements of this Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

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

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers.  Our performance will be directly impacted by any defaults on the loans in our portfolio.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the rate of default on our loans could be higher than those generally experienced in the real estate lending industry.  Any sustained period of increased defaults could adversely affect our business, financial condition, liquidity and the results of our operations.  We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on adequate loan-to-value ratios.  However, we cannot be assured that these efforts will fully protect us against losses on defaulted loans.  Any subsequent decline in real estate values on defaulted loans could result in less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan.  Any failure of a borrower to repay loans or interest on loans will reduce our revenues and members’ distributions and the value of members’ units.  Our weighted average loan-to-value ratio, as of September 30, 2007, was 68.89% as compared to 65.06% as of December 31, 2006.  Our appraisals are generally dated within 12 months of the date of loan origination and may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.

As of September 30, 2007, we had in our portfolio $5,088,000 in delinquent loans and $550,000 of real estate held for sale for a total of $5,638,000 in non-performing assets, which represented approximately 21.3% of our members’ equity.  We do not believe that a rising interest rate environment will increase or accelerate our delinquency rate because all of our loans are short term.

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

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  As of September 30, 2007, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  Loans with balloon payments are riskier than loans with even payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property profitably, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due.  There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

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

We may borrow funds to expand our capacity to invest in real estate loans.  We may borrow up to 70% of the fair market value of our outstanding real estate loans at any time.  Any such borrowings will require us to carefully manage our cost of funds.  No assurance can be given that we will be successful in this effort.  Should we be unable to repay the indebtedness and make the interest payments on the loans, the lender will likely declare us in default and require that we repay all amounts owing under the loan facility.  Even if we are repaying the indebtedness in a timely manner, interest payments owing on the borrowed funds may reduce our income and the distributions members receive.  As of September 30, 2007, we had no indebtedness.

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

During October 2006, we, our manager, Vestin Originations, Inc., VRM I and VRM II entered into an intercreditor agreement with an unrelated third party related to the funding of a construction real estate loan.  The secured borrowing was recognized pro rata between us, VRM I and VRM II for the amount each entity has funded for the loan.  During May 2007, the secured borrowings were paid in full.

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

This in turn could lead to an increase in defaults on our loans.  Furthermore, if interest rates were to increase significantly, the costs of borrowing may become too expensive, which may negatively impact the refinance market by reducing demand for real estate lending.  For the nine months ended September 30, 2007, loan originations accounted for all loans funded, except for six loans that were refinanced during that period.  All six of these loans had interest rates higher than their original loan.  Any sustained period of increased delinquencies, foreclosures or losses or a significant increase in interest rates could adversely affect our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

As of September 30, 2007, none of our loans had a prepayment penalty and 14 loans had an exit fee.  Based on our manager’s historical experience, we expect that our loans will include exit fees.  Should interest rates decrease, our borrowers may prepay their outstanding loans with us in order to receive a more favorable rate.  This may reduce the amount of funds we have available to distribute.

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

One of the results of interest rate fluctuations is that borrowers may seek to extend their low-interest-rate loans after market interest rates have increased.  This creates two risks for us:

•
If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased.  If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk.  Additionally, any fees paid to extend the loan are paid to Vestin Originations or our manager, not to us.  Our revenues and distributions will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans; and

•
If, at a time of relatively low interest rates, a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  This is a risk if the loans we invest in do not have prepayment penalties or exit fees.

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

Generally, 15% to 25% of the loans invested in by us may be loans made for the purchase or development of raw, unimproved land.  Our manager, however, may deviate from these guidelines at its discretion, subject to the terms of our Operating Agreement.  Generally, we will determine whether to invest in these loans based upon the appraised value of the property and the borrower’s actual capital investment in the property.  We intend to invest in loans with a face value of up to 60% of the as-if developed appraised value of the property and we will usually require that the borrower have invested in the property actual capital expenditures of at least 25% of the property’s value; however, we may deviate from these guidelines under certain circumstances.  As-if developed values on raw and unimproved land loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing.  These loans are riskier because the property is not capable of generating any income, as compared to a commercial property.  As of September 30, 2007, approximately 35% of our total loans were secured by unimproved land, representing approximately 23% of capital contributions received by the program, which is within NASAA Guidelines.

We may invest in acquisition and development loans that do not generate income.

Generally, 10% to 25% of the loans invested in by us may be acquisition and development loans.  Our manager, however, may deviate from these guidelines at its discretion, subject to the terms of our Operating Agreement.  These loans enable borrowers to acquire and/or complete the basic infrastructure and development of their property prior to the construction of buildings or structures.  Such development may include installing utilities, sewers, water pipes, and/or streets.  Generally, we may invest in loans with a face value of up to 60% of the as-if developed appraised value of the property; however, we may deviate from these guidelines under certain circumstances.  Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.  As of September 30, 2007, approximately 15% of our loans were acquisition and development loans.

We may invest in construction loans that do not generate income.

Generally, 10% to 70% of our loans may be construction loans.  Our manager, however, may deviate from these guidelines at its discretion, subject to the terms of our Operating Agreement.  These are loans generally made to real estate developers to fund the construction of one or more buildings on real property.  Funds under this type of loan will generally not be forwarded to the borrower until work in the previous phase of the project has been completed and an independent inspector has verified certain aspects of the construction and its costs.  We will typically require material and labor lien releases by the borrower per completed phase of the project.  We will review the appraised value of the property and proposed improvements, and will arrange loans for up to 75% of the as-if developed appraised value; however, we may deviate from these guidelines under certain circumstances.  Such appraisals have the same valuation limitations as raw and unimproved land loans, described above.  These loans are riskier than loans secured by income producing properties because during construction the borrower does not receive income from the property to make payments on the loan.  As of September 30, 2007, approximately 12% of our loans were construction loans.

Our investments in commercial property loans may not yield the anticipated increase in value and income.

Generally, 20% to 50% of the loans we invest in may be commercial property loans.  Our manager, however, may deviate from these guidelines at its discretion, subject to the terms of our Operating Agreement.  These loans provide funds to allow commercial borrowers to acquire income-producing property or to improve or renovate property to increase the value or net operating income of the property so that it may qualify for institutional refinancing.  Bridge loans are a subcategory of commercial loans in which we provide interim financing to enable commercial borrowers to qualify for permanent refinancing.  We will review the appraised value of the property and will invest in loans for up to 75% of such appraised value; however, we may deviate from these guidelines under certain circumstances.  To the extent such loans include renovations, appraisals may include as-if developed valuations with the limitations described above.  These loans are riskier because there is no assurance that the commercial borrower will qualify for the refinancing or that the improvements will yield the anticipated increase in value and income.  As of September 30, 2007, approximately 35% of our loans were commercial loans.

We may invest in residential loans.

A small percentage of the loans invested in by us may be residential loans.  Our manager, however, may deviate from these guidelines at its discretion, subject to the terms of our Operating Agreement.  Such loans facilitate the purchase or refinance of one to four family residential property units provided the borrower used one of the units on the property as such borrower’s principal residence.  We will review the appraisal of the value of the property and will invest in loans for up to 75% of such appraised value; however, we may deviate from these guidelines under certain circumstances.  As of September 30, 2007, approximately 3% of our loans were residential loans.

Investments in second deeds of trust and wraparound loans are subject to the rights of the first deed of trust.

We may also invest up to 10% of our total real estate loan assets in deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest.  We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.  As of September 30, 2007, 1.5% of our loans were secured by second deeds of trust.

Investment in large loans may reduce our ability to diversify our loan portfolio.

We will generally invest in loans that constitute an amount equal to less than 5% of our total capital.  However, we may invest in a larger loan depending on such factors as the performance of the Fund and the value of the collateral.  These larger loans have greater risk because they may reduce our ability to diversify our loan portfolio.  As of September 30, 2007, our largest loan comprised approximately 7% or our total loan portfolio.

Taking a lease interest as collateral only provides a right to assume the borrower’s obligations under the lease.

We may invest up to 20% of our total real estate loan assets in loans where the collateral is an interest in a lease.  These loans are riskier because the only rights we will have are to assume the borrower’s obligations under the lease and to use the property for the length of time and in the limited manner permitted under the lease.  As of September 30, 2007, none of our loans were collateralized by leases.

As a result of our small size, we will not be able to build a diversified loan portfolio, thereby increasing our risk that defaults on one or more loans could have a material adverse effect upon our operating results.

We are limited in the number of real estate loans in which we may invest and the value of members’ investment will fluctuate with the performance of the specific investments we make.  As of September 30, 2007, we had approximately $26.5 million in members’ equity and $20.3 million in outstanding loans, net of allowance, and we currently are not raising additional funds through the sale of units.  Accordingly, we are a relatively small fund and will make a limited number of investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make as compared with larger funds.  As a result, our performance will be closely tied to the performance of each loan we invest in and a default on a loan could materially reduce the funds available for distribution.  Our profitability may be affected by the performance of any one of our investments and members’ investment in our units will be subject to greater risk.

Our loan portfolio may exhibit greater risk if it is not diversified geographically.

As of September 30, 2007, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon and Texas, with nearly half of our loans in Nevada.  Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.

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

As of September 30, 2007, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon and Texas.  Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.  Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf.  Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions.  Members will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

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

Vestin Originations, an affiliate of our manager, will receive substantial fees from borrowers for transactions involving real estate loans.  Many of these fees are paid on an up-front basis.  In some cases, Vestin Originations or our manager may be entitled to additional fees for loan extensions or modifications and loan assumptions and reconveyances.  Vestin Originations’ compensation is based on the volume and size of the real estate loans selected for us, regardless of their performance, which could create an incentive to make or extend riskier loans.  Our interests may diverge from those of our manager, Vestin Originations and Mr. Shustek to the extent that Vestin Originations benefits from up-front fees that are not shared with us.

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

We paid our manager a management fee of $7,000 for the nine months ended September 30, 2007.  In addition, Vestin Mortgage and Vestin Originations received a total of approximately $1.0 million and $10.2 million, respectively in fees directly from borrowers for the nine months ended September 30, 2007.  The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM I, VRM II and inVestin.  Our assets represented approximately 6% of the assets managed by Vestin Mortgage as of September 30, 2007.

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

Holders

As of October 31, 2007, 676 accounts held 2,525,561 of our units.

Distribution Policy

We generally distribute to Unit holders on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement).  Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).  Our Operating Agreement also permits distributions of capital.  We made distributions of approximately $1.7 million (prior to reinvested distributions) during the nine months ended September 30, 2007, all of which were paid from Net Income Available for Distribution.  It is our intention to continue to distribute our Net Income Available for Distribution to our Unit holders.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased under the Plans or Programs
July 2007	--	$11.00	None	None
August 2007	--	$11.00	None	None
September 2007	--	$10.97	None	None

(1)
Pursuant to our Operating Agreement, members may request to have their units redeemed.  However, in order to comply with our Operating Agreement and Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year.  Balances in Members’ capital accounts as of January 1, 2007 were approximately $30.4 million, which limits redemptions to approximately $3.0 million for calendar year 2007.

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

Date: November 13, 2007