Form 10-Q
period 2008-03-31
VESTIN FUND III LLC
filed 2008-05-12
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Transition Period From _______ To ________

COMMISSION FILE NUMBER 333-105017

VESTIN FUND III, LLC
(Exact name of registrant as specified in its charter)

NEVADA	87-0693972
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6149 SOUTH RAINBOW BOULEVARD, LAS VEGAS, NEVADA 89118
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

Yes  [X]    No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]    No   [X]

As of May 1, 2008, 2,278,922 units of interest in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$1,158,000	$2,720,000
Cash - restricted	985,000	985,000
Marketable securities - related party	1,010,000	1,113,000
Interest and other receivables	80,000	198,000
Real estate held for sale	1,635,000	546,000
Investment in real estate loans, net of allowance for loan loss of $1,026,000 at March 31, 2008 and December 31, 2007	18,281,000	20,825,000
Other assets	2,000	3,000

Total assets	$23,151,000	$26,390,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$132,000	$125,000
Due to related parties	7,000	1,000
Deferred income	985,000	985,000

Total liabilities	1,124,000	1,111,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,281,162 units and 2,525,561 units issued and outstanding at March 31, 2008 and December 31, 2007	22,669,000	25,818,000
Accumulated other comprehensive loss	(642,000)	(539,000)

Total members' equity	22,027,000	25,279,000

Total liabilities and members' equity	$23,151,000	$26,390,000

The accompanying notes are an integral part of these statements.
See Review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended
	March 31, 2008	March 31, 2007

Revenues
Interest income from investment in real estate loans	$414,000	$783,000
Other income	11,000	3,000
Total revenues	425,000	786,000

Operating expenses
Management fees - related party	--	4,000
Interest expense related to secured borrowings	--	79,000
Professional fees	60,000	38,000
Professional fees - related party	2,000	6,000
Other	14,000	7,000
Total operating expenses	76,000	134,000

Income from operations	349,000	652,000

Non-operating income
Interest income from banking institutions	29,000	22,000
Dividend income - related party	24,000	16,000
Total non-operating income	53,000	38,000

Loss from real estate held for sale
Write down of real estate held for sale	(612,000)	--
Expenses related to real estate held for sale	(5,000)	(3,000)
Total loss from real estate held for sale	(617,000)	(3,000)

NET INCOME (LOSS)	$(215,000)	$687,000

Net income (loss) allocated to members	$(215,000)	$687,000

Net income (loss) allocated to members per weighted average membership unit	$(0.09)	$0.25

Weighted average membership units	2,522,875	2,745,524

The accompanying notes are an integral part of these statements.
See Review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

STATEMENTS OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2007	2,525,561	$25,279,000

Comprehensive loss:

Net loss		(215,000)

Unrealized loss on marketable securities		(103,000)

Total comprehensive loss		(318,000)

Distributions		(392,000)

Members' redemptions	(244,399)	(2,542,000)

Members' equity at March 31, 2008 (unaudited)	2,281,162	$22,027,000

The accompanying notes are an integral part of these statements.
See Review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income (loss)	$(215,000)	$687,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write down of real estate held for sale	612,000	--
Change in operating assets and liabilities:
Interest receivable	118,000	27,000
Accounts payable and accrued liabilities	7,000	15,000
Due to related parties	6,000	12,000
Other assets	1,000	2,000
Net cash provided by operating activities	529,000	743,000

Cash flows from investing activities:
Investments in real estate loans	(296,000)	(1,500,000)
Proceeds from loan payoff	1,139,000	2,533,000
Sale of investments in real estate loans to VRM II	--	1,300,000
Net cash provided by investing activities	843,000	2,333,000

Cash flows from financing activities:
Members' redemptions	(2,542,000)	(3,029,000)
Members' distributions, net of reinvestments	(361,000)	(406,000)
Members' distributions - related party	(31,000)	(36,000)
Net cash used in financing activities	(2,934,000)	(3,471,000)

NET CHANGE IN CASH	(1,562,000)	(395,000)

Cash, beginning of period	2,720,000	821,000

Cash, end of period	$1,158,000	$426,000

Supplemental disclosures of cash flows information:
Interest paid during the period	$--	$79,000

Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities - related party	$(103,000)	$3,000
Payoffs of loans funded through secured borrowings	$--	$2,224,000
Loan rewritten with same or similar collateral	$468,000	$--
Real estate held for sale acquired through foreclosure	$1,701,000	$--

The accompanying notes are an integral part of these statements.
See Review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

NOTE A — ORGANIZATION

Vestin Fund III, LLC was organized in April 2003 as a Nevada limited liability company for the purpose of investing in commercial real estate loans (hereafter referred to as “real estate loans”) and income-producing real property.  On March 5, 2007, a majority of our members approved the Third Amended and Restated Operating Agreement, which limits the Company’s investment objectives to investments in real estate loans.  Prior to adopting this amendment, we also invested in revenue-generating commercial real estate.  We sold our real estate investment in November 2006.  In this report, we refer to Vestin Fund III, LLC as “the Company”, “our Company”, the “Fund”, “we”, “us”, or “our”.

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

We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a company investing in real estate loans we are subject to the North American Securities Administration Association Mortgage Program Guidelines (the “NASAA Guidelines”) promulgated by the state securities administrators.  Prior to March 5, 2007, we also invested in real estate and were subject to the North American Securities Administration Association Real Estate Guidelines.

On November 7, 2003, our Registration Statement as filed with the United States Securities and Exchange Commission (“SEC”) became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“unit”).  On November 7, 2005, we discontinued the offering of our units; however, members continued to purchase additional units through our Distribution Reinvestment Plan whereby the members’ distributions were used to purchase additional units at the current value.  As of March 31, 2008, we had sold approximately 3,113,166 units, which includes 247,245 units purchased through our Distribution Reinvestment Plan.  On April 2, 2007, our manager decided to terminate our Distribution Reinvestment Plan effective May 7, 2007, pursuant to Section 8.5 of our Operating Agreement.  A letter was sent on April 2, 2007 to our members notifying them of the Distribution Reinvestment Plan’s termination.

Our manager is Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”), a Nevada corporation, which is a wholly owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation.  Michael Shustek, the CEO and director of our manager, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”) that has continued the business of brokerage, placement and servicing of real estate loans.  Vestin Originations is a wholly owned subsidiary of Vestin Group.  On September 1, 2007, the servicing of real estate loans was assumed by our manager.

Pursuant to our Operating Agreement, our manager implements our business strategies on a day-to-day basis, manages and provides services to us.  Without limiting the foregoing, our manager performs other services as may be required from time to time for management and other activities relating to our assets, as our manager shall deem appropriate.  Consequently, our operating results are dependent upon our manager’s ability and performance in managing our operations and servicing our assets.  The Operating Agreement also provides that the members have certain rights, including the right to terminate our manager subject to a majority vote of the members.

See review report of Independent Registered Public Accounting Firm.

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC, (“Fund I”), Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC, (“Fund II) and inVestin Nevada, Inc., (“inVestin”) a company wholly owned by our manager’s CEO.  These entities also invest in real estate loans.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United Sates.  Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K.

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

Restricted Cash

We have restricted cash, which relates to a cash deposit held as collateral by a banking institution for an irrevocable stand by letter of credit to support rent payments on the property we sold during November 2006.  The requirement for the deposit expires in November 2008.

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

Investments in Real Estate Loans

We may from time to time acquire or sell investments in real estate loans from or to our manager or other related parties pursuant to the terms of our Operating Agreement without a premium.  The primary purpose is to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital.  Selling or buying loans allows us to diversify our loan portfolio within these parameters.  Due to the short-term nature of the loans we make and the similarity of interest rates in loans we normally would invest in, the fair value of a loan typically approximates its carrying value.  Accordingly, discounts or premiums typically do not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

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

Allowance for Loan Losses

We maintain an allowance for loan losses on our investments in real estate loans for estimated credit impairment.  Our manager’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded as a charge-off or a reduction to the allowance for loan losses.  Generally, subsequent recoveries of amounts previously charged off are added back to the allowance and included as income.

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

Additional facts and circumstances may be discovered as we continue our efforts in the collection and foreclosure processes.  This additional information often causes management to reassess its estimates.  During the year ended December 31, 2007, we have revised estimates of our allowance for loan losses.  Circumstances that may cause significant changes in our estimated allowance include, but are not limited to:

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the market price as of March 31, 2008.  All securities are classified as available-for-sale under the provisions of FAS 115 – Accounting for Certain Investments in Debt and Equity Securities.

Fair Value Disclosures

FAS 107 – Disclosures about Fair Value of Financial Instruments (“FAS 107”), requires the determination of fair value of our financial assets.  The following methods and assumptions were used to estimate the fair value of financial instruments included in the following categories:

(a)	Cash: The carrying value of cash approximates fair value.

(b)	Certificate of Deposits: The carrying amounts of these instruments approximate fair value due to their short-term nature.

(c)
Investment in Marketable Securities – Related Party:  The carrying amounts of these investment securities are classified as available-for-sale and are recorded at their fair values.  Fair values are determined by the quoted market price of the investment.

(d)	Interest and Other Receivables: The carrying amount of these instruments approximate fair value due to their short-term nature.

(e)
Investment in Real Estate Loans:  The fair value estimates for investments in real estate loans are based upon the present value of expected cash flows discounted at rates currently available for similar loans.  Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment.  Fair values for loans, which are delinquent and/or in foreclosure are determined by underlying collateral securing the loans.

(f)
Assets under Secured Borrowing:  The carrying amount of these instruments approximate fair value.  The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

(g)	Accounts Payable and Accrued Liabilities: The carrying amount of these instruments approximate fair value due to their short-term nature.

At March 31, 2008 and December 31, 2007, the estimated fair values of the real estate loans were approximately $18.2 million and $20.4 million, respectively.  These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans.  Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

See review report of Independent Registered Public Accounting Firm.

On January 1, 2008, we adopted FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB statement No. 115 (FAS 159) but we did not make any fair value elections with respect to any of our eligible assets or liabilities as permitted under the provisions of FAS 159 as of March 31, 2008.  In conjunction with the adoption of FAS 159, we also adopted FAS 157, Fair Value Measures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety.

At March 31, 2008, the only asset measured at fair value on a recurring basis is the investment in marketable securities – related party totaling $1.0 million, which was estimated using Level 1 inputs, or quoted prices in active markets, as described above.

Net Income Allocated to Members Per Weighted Average Membership Unit

Net income allocated to members per weighted average membership unit is computed by dividing net income calculated in accordance with GAAP by the weighted average number of membership units outstanding for the period.

Segments

We operate as one business segment.

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

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits.  As of March 31, 2008 and December 31, 2007, we had approximately $4.6 million and $3.6 million, respectively, in excess of the federally insured limits.

As of March 31, 2008, 47%, 20%, 17% and 11% of our loans were in Nevada, Arizona, Oregon and California, respectively, compared to 46%, 18%, 15% and 10% at December 31, 2007, respectively.  As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

See review report of Independent Registered Public Accounting Firm.

At March 31, 2008, the loan to our largest borrower represented 8% of our total investment in real estate loans.  This commercial property real estate loan is located in Oregon, with a first lien position earning 12% and has an outstanding balance of approximately $1.5 million.  At December 31, 2007, the loan to our largest borrower represented 7% of our total investment in real estate loans.  This commercial property real estate loan is located in Oregon, with a first lien position earning 12% and has an outstanding balance of approximately $1.5 million.  We have a significant concentration of credit risk with our largest borrower, any defaults by such borrower could have a material adverse effect on us.

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

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2008, we had approximately $3.9 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $49.5 million.  These loans had interest reserves of approximately $2.1 million, of which our portion was approximately $0.2 million.  At December 31, 2007, we had approximately $6.2 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $78.6 million.  These loans had interest reserves of approximately $3.7 million, of which our portion was approximately $0.3 million.

As of March 31, 2008, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 10.0% to 14.0%.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of March 31, 2008, were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan-To-Value (1)

Acquisition and development	3	$3,137,000	12.77%	16.25%	76.95%
Commercial	9	7,969,000	11.27%	41.28%	97.75%
Construction	5	2,433,000	11.00%	12.60%	74.53%
Land	6	5,768,000	12.57%	29.87%	76.14%
	23	$19,307,000	11.87%	100.00%	78.27%

Investments in real estate loans as of December 31, 2007 were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Weighted Average Loan-To-Value (1)

Acquisition and development	3	$3,138,000	12.77%	14.36%	76.95%
Commercial	10	9,108,000	11.17%	41.68%	97.41%
Construction	6	2,501,000	11.17%	11.45%	73.31%
Land	7	7,104,000	12.67%	32.51%	67.68%
	26	$21,851,000	11.89%	100.00%	78.27%

See review report of Independent Registered Public Accounting Firm.

(1)
Loan-to-value ratios are based on the most recent appraisals and may not reflect subsequent changes in value and are prior to allowances for loan losses.  Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination.  The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed.  “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing.  As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to completion of the development of the project, the market value of the property may be substantially less than the appraised value.  As a result, there may be less security than anticipated at the time the loan was originally made.  If there is less security and a default occurs, we may not recover the full amount of the loan.

(2)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets.

	March 31, 2008 Balance	December 31, 2007 Balance
Balance per loan portfolio	$19,307,000	$21,851,000
Less:
Allowance for loan losses **	(1,026,000)	(1,026,000)
Balance per balance sheet	$18,281,000	$20,825,000

The following is a schedule of priority of real estate loans as of March 31, 2008 and December 31, 2007.

Loan Type	Number of Loans	March 31, 2008 Balance*	Portfolio Percentage	Number of Loans	December 31, 2007 Balance*	Portfolio Percentage

First deeds of trust	22	$18,839,000	97.58%	25	$21,551,000	98.63%
Second deeds of trust	1	468,000	2.42%	1	300,000	1.37%
	23	$19,307,000	100.00%	26	$21,851,000	100.00%

*  Please see (2) above
**  Please refer to (3) Specific Reserve Allowance below.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2008:

April 2008 - June 2008 (a)	$13,428,000
July 2008 - September 2008	3,891,000
October 2008 - December 2008	1,520,000
January 2009 – March 2009	468,000
Thereafter	--

Total	$19,307,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to March 31, 2008.

See review report of Independent Registered Public Accounting Firm.

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2008 and December 31, 2007:

	March 31, 2008 Balance*	Portfolio Percentage	December 31, 2007 Balance*	Portfolio Percentage

Arizona	$3,864,000	20.01%	$3,864,000	17.68%
California	2,150,000	11.14%	2,150,000	9.84%
Nevada	8,996,000	46.59%	10,140,000	46.41%
Oklahoma	1,000,000	5.18%	1,000,000	4.58%
Oregon	3,297,000	17.08%	3,297,000	15.09%
Texas	--	--%	1,400,000	6.41%
Total	$19,307,000	100.00%	$21,851,000	100.00%

*  Please see (2) above

At March 31, 2008, the following loans were non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Jeffrey's Court, LLC, V & M Homes at the Palms, Inc., Brawley CA 122, LLC, Cliff Shadows Properties, LLC and MRPE, LLC.  These loans are currently carried on our books at a value of approximately $5.6 million, net of allowance for loan losses of approximately $0.8 million, which does not include the allowances of approximately $0.2 million relating to the decrease in the property value for performing loans as of March 31, 2008.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

•
Monterrey Associates, L.P. is a non-performing loan, which was originally secured by various real estate collateral, including a 248 unit apartment complex in Oklahoma City, Oklahoma.  The outstanding balance on the loan is approximately $4.4 million, of which our portion is $1.0 million.  As of March 31, 2008, this loan has been considered non-performing for the last nineteen months.  Our manager brought foreclosure and other legal proceedings to protect our interest in the collateral.  The borrowers have alleged that our lien on the Oklahoma City apartment complex was extinguished as a result of legal actions commenced on our behalf with respect to other collateral securing the non-performing loan, of which our portion is approximately $0.5 million net of allowance for loan loss.  We are vigorously contesting their position; however, we cannot determine at this time the outcome of these legal proceedings.  Our manager has evaluated this loan and based on an appraisal obtained during January 2008, a specific allowance of approximately $2.4 million, of which our portion was approximately $0.5 million, was recorded during the year ended December 31, 2007.  No additional reserves were deemed necessary at March 31, 2008.

•
Jeffrey's Court, LLC, is a loan to provide financing for the development of 4.92 acres of land into 119 condominium units in Las Vegas, NV, with an outstanding balance of approximately $5.1 million of which our portion is $1.0 million and is secured by a first lien on the property and guaranteed by the borrower.  As of March 31, 2008, this loan has been considered non-performing for the last eight months.  Our manager commenced foreclosure proceedings, and on December 6, 2007, the borrower filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada.  On March 14, 2008, a motion to approve an adequate protection agreement (the “Agreement”) was filed with the Court.  The motion was subsequently approved.  The Agreement provides for us to receive monthly payments until August 31, 2008, when the entire loan balance shall be due and payable.  As of April 30, 2008, the borrower has made payments of $55,000 per the terms of the agreement, of which our portion was $11,000.  In addition, the automatic stay from foreclosure has been vacated.  In the event of a default under the Agreement, our manager may immediately proceed with foreclosure.  In addition, we have filed a complaint in State Court, against the guarantors of the loan, in order to enforce the personal guarantees.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

See review report of Independent Registered Public Accounting Firm.

•
V & M Homes at the Palms, Inc., is a loan, with a variable interest rate, to provide acquisition financing for an 80 acre parcel of land in Florence, AZ, with an outstanding balance of approximately $3.9 million of which our portion is approximately $1.4 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of March 31, 2008, this loan has been considered non-performing for the last seven months.  Our manager commenced foreclosure proceedings, and on December 24, 2007, the borrower filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona.  Our legal counsel is seeking relief from the automatic stay.  We are in the process of bringing legal action against the guarantors of this loan.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
Brawley CA 122, LLC, is a loan to provide acquisition and development financing for a 25 acre proposed 122 single-family subdivision to be known as River Drive Subdivision in Brawley, CA, with an outstanding balance of approximately $2.3 million of which our portion is approximately $0.8 million and is secured by a first lien on the property and guaranteed by the borrower.  As of March 31, 2008, this loan has been considered non-performing for the last five months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  Our manager has evaluated this loan and based on an appraisal obtained during January 2008, a specific allowance of approximately $0.8 million, of which our portion was approximately $0.3 million, was recorded during the year ended December 31, 2007.  During May 2008, we, VRM I and VRM II foreclosed upon Brawley CA 122, LLC and classified it as real estate held for sale.

•
Cliff Shadows Properties, LLC is a loan to provide construction financing for a 174 Unit Townhouse Project known as Cliff Shadows Townhomes located in Las Vegas, NV, with an outstanding balance of approximately $17.0 million of which our portion is approximately $0.8 million and is secured by a first lien on the property and guaranteed by the borrower.  As of March 31, 2008, this loan has been considered non-performing for the last two months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  In addition, our motion was granted for the appointment of a receiver to oversee the day to day operations of the borrower.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

•
MRPE, LLC is a loan to provide financing for the development of 132.03 acres of land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV, with an outstanding balance of $17.0 million of which our portion is approximately $1.4 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of March 31, 2008, this loan has been considered non-performing for the last two months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

See review report of Independent Registered Public Accounting Firm.

The following schedule summarizes the non-performing loans as of March 31, 2008:

Description of Collateral	Balance at March 31, 2008	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
248-unit apartment complex in Oklahoma City, OK	1,000,000	9/1/2006	19	23%
4.92 acres of land in Las Vegas, NV	1,000,000	7/17/2007	8	20%
80 acre parcel of land in Florence, AZ	1,387,000	8/16/2007	7	36%
25 acres for proposed 122 single-family subdivision in Brawley, CA	750,000	8/1/2007	5	33%
174 Unit Townhouse Project known as Cliff Shadows Townhomes located in, Las Vegas, NV	811,000	3/16/2008	2	5%
132.03 acres of Land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV	1,400,000	2/27/2008	2	8%
	$6,348,000

**  Please refer to (3) Specific Reserve Allowances below.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of March 31, 2008, we have provided specific reserves, related to two non-performing loans and two performing loans, of approximately $1.0 million.  Our manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded in future periods.

Because any decision regarding the allowance for loan losses reflects a judgment about the probability of future events, there is an inherent risk that such judgments will prove incorrect.  In such event, actual losses may exceed (or be less than) the amount of any reserve.  To the extent that we experience losses greater than the amount of our reserves, we may incur a charge to our earnings that will adversely affect our operating results and the amount of any distributions payable to our stockholders.

The following is a roll-forward of the allowance for loan losses for the three months ended March 31, 2008:

Description	Balance at December 31, 2007	Specific Reserve Allocation	Reduction of Reserve	Balance at March 31, 2008
Monterrey Associates, L.P.	$545,000	$--	$--	$545,000
Brawley CA 122, LLC	255,000	--	--	255,000
Peoria 180, LLC	108,000	--	--	108,000
Terravita, LLC	118,000	--	--	118,000
Total (3)	$1,026,000	$--	$--	$1,026,000

See review report of Independent Registered Public Accounting Firm.

(3)	Specific Reserve Allowance

Peoria 180, LLC Loan Allowance – As of March 31, 2008, our manager has provided a specific reserve allowance, related to a land loan on property located in Glendale, AZ, of approximately $1.6 million, of which our portion was approximately $0.1 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower, obtained by our manager during October 2007.  As of March 31, 2008, the loan was performing as required.  Our manager will continue to evaluate our position in the loan.

Monterrey Associates, L.P. – As of March 31, 2008, our manager has provided a specific reserve allowance, related to a commercial loan on a 248-unit apartment complex in Oklahoma City, OK, of approximately $2.4 million, of which our portion was approximately $0.5 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2008.  As of March 31, 2008, the loan was considered non-performing.  Our manager will continue to evaluate our position in the loan.

Brawley CA 122, LLC – As of March 31, 2008, our manager has provided a specific reserve allowance, related to an acquisition and development loan on 25 acres for proposed 122 single-family subdivision in Brawley, CA, of approximately $0.8 million, of which our portion was approximately $0.3 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2008.  As of March 31, 2008, the loan was considered non-performing.  Our manager will continue to evaluate our position in the loan.

Terravita, LLC – During the year ended December 31, 2007, our manager provided a specific reserve allowance, related to a commercial loan on a 100 unit condominium/apartment project in North Las Vegas, Nevada, totaling approximately $0.7 million, of which our portion was approximately $0.1 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower, obtained by our manager during January 2008.  During the three months ended March 31, 2008, the loans on the Terravita LLC property, with first and second positions were rewritten into one loan, which include a principal pay down of $6.6 million, with a second position totaling approximately $3.1 million of which our portion is approximately $0.5 million.  The terms of the rewritten loan remain the same as those of the original loans and was performing as required as of March 31, 2008.  Our manager will continue to evaluate our position in the loan.

In addition, as of March 31, 2008, our manager granted extensions on 14 loans, totaling approximately $186.6 million of which our portion was approximately $13.2 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  However, our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  Our manager concluded that no allowance for loan loss was necessary with respect to these loans, except for the Peoria 180, LLC, Monterrey Associates, LP and Brawley CA 122, LLC loans referred to above, as of March 31, 2008.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans.  The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

See review report of Independent Registered Public Accounting Firm.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  As of March 31, 2008 and December 31, 2007, approximately $4.6 million and $4.1 million, respectively, in non-performing loans had no specific allowance for loan losses.  As of March 31, 2008 and December 31, 2007, approximately $1.8 million in non-performing loans had a specific allowance for loan losses of $0.8 million, which does not include the allowances of approximately $0.2 million relating to the decrease in property value for performing loans at March 31, 2008 and December 31, 2007.  At March 31, 2008, the following loans were non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Jeffrey's Court, LLC, V & M Homes at the Palms, Inc., Brawley CA 122, LLC, Cliff Shadows Properties, LLC and MRPE, LLC.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  Our manager evaluated the loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of March 31, 2008, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.77% of their total outstanding common stock.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2008, we held three properties with a total carrying value of approximately $1.6 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  The summary below includes our percentage of ownership in each of the properties.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  The following is a roll-forward of investments in real estate held for sale during the three months ended March 31, 2008:

See review report of Independent Registered Public Accounting Firm.

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2007	Acquisitions (Reductions)	Seller Financed Sales	Balance at March 31, 2008

480 residential building lots & 2 family dwellings in Cathedral City, CA (1)	12/21/2006	2%	546,000	$--	$--	$546,000

46.75 acres of land located in Galveston, TX (2)	2/5/2008	17%	--	788,000	--	788,000

2 single family residences and 4 lots in Mt. Charleston, NV (3)	3/7/2008	12%	--	301,000	--	301,000

			$546,000	$1,089,000	$--	$1,635,000

(1)
During November 2006, we, VRM I and VRM II acquired through foreclosure proceedings 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA.  During the year ended December 31, 2007, our manager evaluated the carrying value of real estate acquired through foreclosure located in Cathedral City, California.  Based on our manager’s estimate during the year ended December 31, 2007, the property was written down approximately $1.5 million, of which our portion was $29,000.  No additional write off was deemed necessary as of March 31, 2008.

(2)
During the three months ended March 31, 2008, we, VRM I and VRM II acquired through foreclosure proceedings approximately 46.75 acres of land in Galveston, TX.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in April 2008, the property was written down approximately $3.7 million, of which our portion was approximately $0.6 million.

(3)
During the three months ended March 31, 2008, we, VRM I and VRM II acquired through foreclosure proceedings two 4,000 square foot single family residences, together with the four remaining lots in a subdivision, located on Mt. Charleston, NV.  Our manager has evaluated the carrying value of the property and based on its estimate, no write down was deemed necessary as of March 31, 2008.

NOTE G — RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Operating Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  For the three months ended 2007, we recorded fees to our manager of $4,000.  No management fees were recorded during the three months ended March 31, 2008.

We paid pro rata distributions owed to our manager totaling $9,000 and $12,000, during the three months ended March 31, 2008 and 2007, respectively, based upon 54,863 units owned by our manager.

As of March 31, 2008 and December 31, 2007, we owed our manager of $1,000.

See review report of Independent Registered Public Accounting Firm.

Transactions with Other Related Parties

During the three months ended March 31, 2007, we sold $1.3 million in real estate loans to VRM II.  There was no gain or loss associated with this transaction.  There we no similar transactions during the three months ended March 31, 2008

As of March 31, 2008, we owned 114,117 common shares of VRM II, representing approximately 0.77% of their total outstanding common stock.  For the three months ended March 31, 2008 and 2007 we recorded $24,000 and $16,000, respectively, in dividend income based on the number of shares we held on the dividend record dates.

As of March 31, 2008 we owed VRM II $6,000.  We had no intercompany balance with VRM II as of December 31, 2007.

We paid pro rata distributions owed to inVestin totaling $5,000 and $8,000, during the three months ended March 31, 2008 and 2007, respectively, based upon 34,856 units owned by inVestin.

We paid pro rata distributions owed to Shustek Investments, a company wholly owned by our manager’s CEO, totaling $17,000 and $16,000, during the three months ended March 31, 2008 and 2007, respectively, based upon 110,349 units owned by Shustek Investments.

During the three months ended March 31, 2008 and 2007, we incurred $2,000 and $6,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.

NOTE H — MEMBERS’ EQUITY

Allocations and Distributions

In accordance with our Operating Agreement, profits, gains and losses are to be credited to and charged against each member’s capital account in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Distributions are paid monthly to members.  For the three months ended March 31, 2008, distributions to members were approximately $0.4 million.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2008.  Based on this review the value of members’ capital accounts was adjusted from $10.40 per unit to $10.09 per unit.  As a result, units redeemed on or after April 1, 2008, will be redeemed at $10.09 per unit.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

See review report of Independent Registered Public Accounting Firm.

Redemption Limitation

In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year subject to our manager’s discretion.  As of March 31, 2008, the total redemptions made from inception were approximately $8.8 million.  Balances in Members’ capital accounts as of January 1, 2008 were approximately $26.3 million, including deferred income of approximately $1.0 million, which limited redemptions to approximately $2.6 million for calendar 2008.  Total redemptions during the three months ended March 31, 2008, were approximately $2.5 million.  The remaining requests to redeem, as of March 31, 2008, were estimated at approximately, $2.2 million in 2009, $2.0 million in 2010, $1.2 million in 2011, $0.5 million in 2012, $0.4 million in 2013, $0.4 million in 2014, $0.4 million in 2015, $0.3 million in 2016, $0.3 million in 2017, $0.3 million in 2018, $0.2 million in 2019, $0.1 million in 2020, $0.1 million in 2021 and $10,000 in 2022, subject to unit valuation adjustments.

NOTE I— RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.  FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged.  We will adopt FAS 161 in the first quarter of 2009.  Since FAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of FAS 161 will not affect our financial statements.

NOTE J— LEGAL MATTERS INVOLVING THE MANAGER

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

In the Order, the Commission found that the Respondents violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 through the use of certain slide presentations in connection with the sale of our units and units in Fund II, the predecessor to VRM II.  The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and Mr. Shustek’s suspension from association with any broker or dealer for a period of six months, which expired in March 2007.  In addition, the Respondents agreed to implement certain undertakings with respect to future sales of securities.  We are not a party to the Order and we do not expect that the sanctions imposed upon the Respondents will have any material affect upon our operations.

See review report of Independent Registered Public Accounting Firm.

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

On May 9, 2007, VRM I, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale will be allocated in part to VRM I, VRM II and Vestin Mortgage in part to fund the trusts statutory minimum balances.  VRM I, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  VRM I, VRM II, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  The final outcome of this auction cannot be determined at this time.

VRM I and Vestin Mortgage, Inc. (“Defendants”) are defendants in a civil action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund I into Vestin Realty Mortgage I, Inc.  The action is being brought as a purported class action on behalf of all members of Vestin Fund I who did not vote in favor of the merger.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM I’s management agreement and Fund I’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM I with respect to the above actions.

VRM II and Vestin Mortgage, Inc. (“Defendants”) are defendants in a civil action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund II into Vestin Realty Mortgage II, Inc.  The action is being brought as a purported class action on behalf of all members of Vestin Fund II who did not vote in favor of the merger.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM II’s management agreement and Fund II’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.

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

NOTE K — LEGAL MATTERS INVOLVING THE COMPANY

From time to time, we become involved in litigation in the ordinary course of business.  We do not believe that any pending legal proceedings are likely to have a material adverse effect on our financial condition or results of operations or cash flows.  It is not possible to predict the outcome of any such proceedings.

NOTE L — SUBSEQUENT EVENTS

During May 2008, we, VRM I and VRM II foreclosed upon Brawley CA 122, LLC and classified it as real estate held for sale.

As of April 30, 2008, the borrower on the Jeffrey’s Court, LLC Loan, has made payments, per the adequate protection and settlement agreement between us, VRM I, VRM II and the borrower, of $55,000, of which our portion was $11,000.  The borrower is required to make monthly payments on this loan until August 31, 2008, at which time the entire loan balance is due.

During May 2008, we, VRM I and VRM II considered the Redwood Place, LLC loan non-performing.  Redwood Place, LLC, is a loan that provided for the acquisition and conversion to condominiums of a 186-unit apartment complex located in Phoenix, Arizona.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is approximately $15.0 million, of which our portion is approximately $1.3 million.  The loan matured on April 5, 2008, and the borrower neglected to either payoff the loan or extend the term.  Our manager has commenced foreclosure, and is proceeding with legal action to enforce the personal guarantees.  Our manager has evaluated this loan and has concluded the value of the underlying collateral is sufficient to protect us from loss of principal.

See review report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Vestin Fund III, LLC:

We have reviewed the accompanying balance sheet of Vestin Fund III, LLC as of March 31, 2008, and the related statements of operations for the three-month periods ended March 31, 2008 and 2007, statements of  members’ equity and other comprehensive loss for the three-month period ended March 31, 2008 and statements of cash flows for the three-month periods ended March 31, 2008 and 2007. All information included in these financial statements is the representation of the management of Vestin Fund III, LLC.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Vestin Fund III, LLC as of December 31, 2007 and the related statements of income, members’ equity and other comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated March 24, 2008, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
May 12, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2008 and 2007.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2007.

FORWARD - LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part II Item 1A Risk Factors of this Quarterly Report on Form 10-Q and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

OVERVIEW

Our primary business objective is to generate income while preserving principal by investing in real estate loans.  We believe there is a significant market opportunity to make real estate loans to owners and developers of real property whose financing needs are not met by other real estate lenders.  The loan underwriting standards utilized by our manager and Vestin Originations are less strict than those used by many institutional real estate lenders.  In addition, one of our competitive advantages is our ability to approve loan applications more quickly than many institutional lenders.  As a result, in certain cases, we may make real estate loans that are riskier than real estate loans made by many institutional lenders such as commercial banks.  However, in return, we seek a higher interest rate and our manager takes steps to mitigate the lending risks such as imposing a lower loan-to-value ratio.  While we may assume more risk than many institutional real estate lenders, in return, we seek to generate higher yields from our real estate loans.

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

Our operating results during the past year have been adversely affected by increases in allowances for loan losses.  At March 31, 2008, the following loans were non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Jeffrey's Court, LLC, V & M Homes at the Palms, Inc., Brawley CA 122, LLC, Cliff Shadows Properties, LLC and MRPE, LLC.  These loans are currently carried on our books at a value of approximately $5.6 million, net of allowance for loan losses of approximately $0.8 million, which does not include the allowances of approximately $0.2 million relating to the decrease in the property value for performing loans as of March 31, 2008.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  On February 5, 2008, we, VRM I and VRM II foreclosed upon Pirates Lake, Ltd. and classified it as real estate held for sale.  On March 7, 2008, we, VRM I and VRM II foreclosed upon Forest Development LLC and classified it as real estate held for sale. For additional information, see Note F – Real Estate Held for Sale and “Specific Loan Allowance” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this report Form 10-Q.

Non-performing assets, net of allowance for loan losses, totaled approximately $7.2 million or 31% of our total assets as of March 31, 2008, as compared to approximately $5.6 million or 21% of our total assets as of December 31, 2007.  At March 31, 2008 non-performing assets consisted of approximately $1.6 million of real estate held for sale and approximately $5.6 million of non-performing loans, net of allowance for loan losses.

We believe that the significant increase in the level of our non-performing assets reflects the difficulties encountered by the real estate and credit markets during the past year.  The risk inherent in our business strategy that entails more lenient underwriting standards and expedited loan approval procedures could also result in an increase in our non-performing assets.  As the economy weakens and credit becomes more difficult to obtain, our borrowers who develop and sell commercial real estate projects are unable to complete their projects or obtain takeout financing or are otherwise adversely impacted.  This has resulted in an increase in loan defaults, which reduce the amount of funds we have to pay distributions to our members.  Such conditions may also require us to restructure loans.  The weighted average term of our outstanding loans, including extensions, was 17 months as of March 31, 2008 and December 31, 2007.

A recession or uncertain economic conditions during the next year could have a material impact on the collectibility of our loans.  The downturn in the real estate markets where we conduct business might result in a further increase in defaults on our loans and might require us to record additional reserves.  The problems experienced by some lenders in the sub-prime market may have a material adverse affect on the commercial mortgage markets in which we operate.  We are aware that weakness in the credit markets has had an adverse impact upon our markets.  In addition, we are aware that weakness in residential lending has had and may continue to have an adverse impact upon our markets.  Recognizing the risk, we seek to maintain an adequate loan-to-value ratio, which, as of March 31, 2008, was 78.27%, prior to allowances for loan losses, on a weighted average basis generally using appraisals prepared on an “as-if developed basis” in connection with the loan origination.

We hope to retain sufficient cushion in the underlying equity position to protect the value of our loans in the event of a default.  However, a marked increase in loan defaults accompanied by a rapid decline in real estate values will have a material adverse effect upon our financial condition and operating results.

As of March 31, 2008, we have provided a specific reserve allowance for two non-performing loans and two performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager during the year ended December 31, 2007.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans in the notes to our consolidated financials statements in Part I, Item 1 Consolidated Financial Statements of this report Form 10-Q.

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Management Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note G – Related Party Transactions in the notes to our consolidated financials statements in Part I, Item 1 Consolidated Financial Statements of this report Form 10-Q.

As of March 31, 2008, our loans were in the following states: Arizona, California, Nevada, Oklahoma and Oregon.

Comparison of Operating Results for the three months ended March 31, 2008 to the three months ended March 31, 2007.

	For the Three Months Ended March 31,
	2008	2007

Total revenues	$425,000	$786,000
Total operating expenses	76,000	134,000
Non-operating income	53,000	38,000
Income (loss) from real estate held for sale	(617,000)	(3,000)

NET INCOME (LOSS)	$(215,000)	$687,000

Net income (loss) allocated to members per weighted average membership units	$(0.09)	$0.25

Weighted average common shares / membership units	2,522,875	2,745,524

Annualized rate of return to members (a)	-3.29%	9.23%

Cash distributions	$392,000	$618,000

Cash distributions per weighted average membership units	$0.16	$0.23

Weighted average term of outstanding loans	17 months	14 months

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average unit as of March 31, 2008 and 2007, divided by the number of days during the period (91 and 91, respectively) and multiplied by three hundred and sixty five (365) days, then divided by $10.40 and $11.00, (the cost per unit) for the three months ended March 31, 2008 and 2007, respectively.

Total Revenues:  For the three months ended March 31, 2008 total revenues were approximately $0.4 million compared to approximately $0.8 million for the same period in 2007, a decrease of approximately $0.4 million or 46% due in significant part to the following factor:

•
We recognized interest income from investments in real estate loans of approximately $0.4 million, during the three months ended March 31, 2008 compared to approximately $0.8 during the same period in 2007.  Our revenue is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of March 31, 2008, our investment in real estate loans was approximately $19.3 million with a weighted average interest rate of 11.87%.  As of March 31, 2007, our investment in real estate loans, including loans related to seller financed real estate held for sale, was approximately $24.7 million with a weighted average interest rate of 11.38%.  In addition, our interest income was affected by the performances of our loans.  As of March 31, 2008, we had six non-performing loans totaling approximately $6.3 million, compared to three non-performing loans totaling approximately $1.6 million as of March 31, 2007.  Increases in non-performing loans will reduce our future revenues.

Total Operating Expenses:  For the three months ended March 31, 2008, total operating expenses were approximately $76,000 compared to approximately $134,000 during the three months ended March 31, 2007, a decrease of approximately $58,000 or 43%.  Expenses were primarily affected by interest expense on secured borrowings of approximately $79,000 incurred during the three months ended March 31, 2007.  No comparable interest expense was recorded during the same period in 2008.

Non-operating income:  Non-operating income consisted of dividend income from marketable securities-related party and bank interest income.

Total Loss from Real Estate Held for Sale:  For the three months ended March 31, 2008, total loss from real estate held for sale was approximately $0.6 million compared $3,000 for the three months ended March 31, 2007.  During the three months ended March 31, 2008, we recorded a write down of approximately $0.6 million on property acquired through foreclosure proceedings by us, VRM I and VRM II.  Our manager evaluated the carrying value of the property and based on an updated appraisal concluded that a write down of approximately $3.7 million, of which our portion was approximately $0.6 million, was appropriate.

Distributions to Members:  The following is a schedule of distributions made to members for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
	2008	2007

Distributions of net income available for distribution	$392,000	$618,000
Distributions in excess of net Income available for distribution generated during the period	--	--
Total distributions	$392,000	$618,000

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

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities.  The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Three Months Ended March 31,
	2008	2007

Distribution of net income available for distribution	$392,000	$618,000
Additions to working capital reserves (amount not distributed)	5,000	69,000
Change in operating assets and liabilities:
Interest receivable	118,000	27,000
Accounts payable	7,000	15,000
Due to related parties	6,000	12,000
Other assets	1,000	2,000
Net cash provided by operating activities	$529,000	$743,000
Net cash provided by investing activities	$843,000	$2,333,000
Net cash used by financing activities	$(2,934,000)	$(3,471,000)

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2008.  Based on this review the value of members’ capital accounts was adjusted from $10.40 per unit to $10.09 per unit.  As a result, units redeemed on or after April 1, 2008, will be redeemed at $10.09 per unit.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions:  In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year subject to our manager’s discretion.  As of March 31, 2008, the total redemptions made from inception were approximately $8.8 million.  Balances in Members’ capital accounts as of January 1, 2008 were approximately $26.3 million, including deferred income of approximately $1.0 million, which limited redemptions to approximately $2.6 million for calendar 2008.  Total redemptions during the three months ended March 31, 2008, were approximately $2.5 million.  The remaining requests to redeem, as of March 31, 2008, were estimated at approximately, $2.2 million in 2009, $2.0 million in 2010, $1.2 million in 2011, $0.5 million in 2012, $0.4 million in 2013, $0.4 million in 2014, $0.4 million in 2015, $0.3 million in 2016, $0.3 million in 2017, $0.3 million in 2018, $0.2 million in 2019, $0.1 million in 2020, $0.1 million in 2021 and $10,000 in 2022, subject to unit valuation adjustments.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operating purposes.  Subject to a 3% reserve, we generally seek to use all of our available funds to invest in real estate loans.  Distributable cash flow generated from such loans is paid out to our members unless they have elected to reinvest their distributions.  We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because our manager will manage our affairs.

During the three months ended March 31, 2008, cash flows provided by operating activities approximated $0.5 million.  Cash flows related to investing activities consisted of cash provided by loan payoffs of approximately $1.1 million and cash used for new investments of real estate loans of approximately $0.3 million.  Cash flows used for financing activities consisted of cash used for members’ distributions, net of reinvestments, of approximately $0.4 million and members’ redemptions of approximately $2.5 million.

At March 31, 2008, we had approximately $1.2 million in cash, $1.0 million in marketable securities – related party and approximately $23.2 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings.  We believe we have sufficient working capital to meet our operating needs in the near term.  In addition, as of March 31, 2008, we had approximately $1.0 million in restricted cash, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans.  Any significant level of defaults on outstanding loans could reduce the funds we have available for investment in new loans.  Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds.  This would diminish our capital resources and would impair our ability to invest in new loans.  Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale not sold through seller financing totaling approximately $5.6 million and $1.6 million, respectively, as of March 31, 2008, compared to approximately $5.0 million and $0.6 million, respectively, as of December 31, 2007.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased as a result of conditions in the real estate and credit markets.  Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized will be incurred from these assets upon final disposition.  However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

We have no current plans to sell any new units.  In addition, any significant level of redemptions by our members would reduce the capital we have available for investment.  In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year subject to our manager’s discretion.  As of March 31, 2008, the total redemptions made from inception were approximately $8.8 million.  Balances in Members’ capital accounts as of January 1, 2008 were approximately $26.3 million, including deferred income of approximately $1.0 million, which limited redemptions to approximately $2.6 million for calendar 2008.  Total redemptions during the three months ended March 31, 2008, were approximately $2.5 million.  The remaining requests to redeem, as of March 31, 2008, were estimated at approximately, $2.2 million in 2009, $2.0 million in 2010, $1.2 million in 2011, $0.5 million in 2012, $0.4 million in 2013, $0.4 million in 2014, $0.4 million in 2015, $0.3 million in 2016, $0.3 million in 2017, $0.3 million in 2018, $0.2 million in 2019, $0.1 million in 2020, $0.1 million in 2021 and $10,000 in 2022, subject to unit valuation adjustments.

At March 31, 2008, we had restricted cash totaling approximately $1.0 million, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006.  The requirement for the deposit expires in November 2008.

We maintain working capital reserves of approximately 3% of aggregate members’ capital accounts in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 10.0% to 14.0%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 23 real estate loans, as of March 31, 2008, with a balance of approximately $19.3 million as compared to investments in 26 real estate loans, as of December 31, 2007, with a balance of approximately $21.9 million.

At March 31, 2008, the following loans were non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due); Monterrey Associates LP, Jeffrey's Court, LLC, V & M Homes at the Palms, Inc., Brawley CA 122, LLC, Cliff Shadows Properties, LLC and MRPE, LLC.  These loans are currently carried on our books at a value of approximately $5.6 million, net of allowance for loan losses of approximately $0.8 million, which does not include the allowances of approximately $0.2 million relating to the decrease in the property value for performing loans as of March 31, 2008.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of March 31, 2008, we have provided a specific reserve related to two non-performing loans and two performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager during the year ended December 31, 2007.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the three months ended March 31, 2008, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Investments in Real Estate Held for Sale

At March 31, 2008, we held three properties with a total carrying value of approximately $1.6 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  For additional information on our investments in real estate held for sale, refer to Note F –Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

As of March 31, 2008, we had no contractual obligations nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2008, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$229,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$1,146,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(229,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(1,146,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2008, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$193,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$965,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(193,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(965,000)

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

Most of our assets consisted of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements.  At March 31, 2008, our aggregate investment in real estate loans was approximately $18.3 million, net of allowance of approximately $1.0 million, with a weighted average effective interest rate of 11.87%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at March 31, 2008, was 17 months.  All but two of the outstanding real estate loans at March 31, 2008, were fixed rate loans.  One of the two variable interest rate loans was non-performing as of March 31, 2008, see Note D – Investments in Real Estate Loans in the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  None of the real estate loans had prepayment penalties and 15 loans, totaling approximately $10.5 million, had an exit fee.

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

The following table contains information about the investment of real estate loans in our portfolio as of March 31, 2008.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2008 through 2012 and thereafter and separately aggregates the information for all maturities arising after 2012.  The carrying values of these assets approximate their fair value as of March 31, 2008.

	Interest Earning Assets Aggregated by Maturity at March 31, 2008
Interest Earning Assets	2008	2009	2010	2011	2012	Thereafter	Total

Investments In Real Estate Loans	$18,839,000	$468,000	$--	$--	$--	$--	$19,307,000

Weighted Average Interest Rates	11.90%	10.50%	--%	--%	--%	--%	11.87%

At March 31, 2008, we also had approximately $2.2 million invested in cash and marketable securities – related party (VRM II).  Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans.  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including our manager’s CEO and CFO, as of March 31, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our manager’s CEO and CFO concluded that, as of March 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been or will be detected.  Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation.  Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.  Our management, including our manager’s CEO and CFO, does not expect that our controls and procedures will prevent all errors.

The certifications of the our manager’s CEO and CFO required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our manager’s CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the first fiscal quarter of 2008.

ITEM 4T.	CONTROLS AND PROCEDURES

See Item 4 – Controls and Procedures above.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note J – Legal Matters Involving the Manager and Note K – Legal Matters Involving the Company in Part I Item 1 Financial Statements of this Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

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

We are in the business of investing in real estate loans and, as such, we are subject to risk of defaults by borrowers.  Our performance will be directly impacted by any defaults on the loans in our portfolio.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the rate of default on our loans could be higher than those generally experienced in the real estate lending industry.  Any sustained period of increased defaults could adversely affect our business, financial condition, liquidity and the results of our operations.  We seek to mitigate the risk by estimating the value of the underlying collateral and insisting on adequate loan-to-value ratios.  However, we cannot be assured that these efforts will fully protect us against losses on defaulted loans.  Our appraisals are generally dated within 12 months of the date of loan origination and may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.  Any subsequent decline in real estate values on defaulted loans could result in less security than anticipated at the time the loan was originally made, which may result in our not recovering the full amount of the loan.  Our weighted average loan-to-value ratio, based on updated appraisals obtained during the year and prior to allowances for loan losses, as of March 31, 2008, and December 31, 2007, was 78.27%.  Any failure of a borrower to pay interest on loans will reduce our revenues, the distributions we pay to members and, most likely, the value of members’ units.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

As of March 31, 2008, we had in our portfolio approximately $5.6 million in non-performing loans, net of allowance for loan losses of approximately $0.8 million, which does not include allowances of approximately $0.2 million for performing loans, and approximately $1.6 million of real estate held for sale for a total of approximately $7.2 million in non-performing assets, which represented approximately 33% of our members’ equity.  We believe this is largely attributable to difficulties in the real estate and credit markets.  At this time, we are not able to predict how long such difficult economic conditions will continue.

A prolonged economic slowdown, lengthy or severe recession or significant increase in interest rates could harm our business.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by illiquid credit markets and declining real estate values.  During the year ended December 31, 2007, we, VRM I and VRM II conducted updated appraisals on a number of properties securing our loans, representing approximately 71% of our loan portfolio, and concluded that the estimated value of such properties should be reduced by approximately $19.0 million.  Our share of this reduction was approximately $1.9 million, which negatively impacted our weighted average loan to value ratio.  As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  We are of the opinion that problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary to pay back our loans.  Thus, an extended period of illiquidity in the credit markets could result in a material increase in the number of our loans that are not paid back on time.  For the three months ended March 31, 2008, no new loans were origination and one loan was rewritten during the period.  The terms of the rewritten loan remain the same and the loan was performing as required as of March 31, 2008.  Any sustained period of increased delinquencies, defaults or foreclosures will likely have an adverse affect upon our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

Our underwriting standards and procedures are more lenient than many institutional lenders, which may result in a higher level of non-performing assets and less amounts available for distribution.

There may be a greater risk of default by our borrowers, which may impair our ability to make timely distributions and which may reduce the amount we have available to distribute.  Our underwriting standards and procedures are more lenient than many institutional lenders in that we will invest in loans to borrowers who may not be required to meet the credit standards of other financial institutional real estate lenders, which may lead to an increase in non-performing assets in our loan portfolio and create additional risks of return.  We approve real estate loans more quickly than other lenders.  We rely heavily on third-party reports and information such as appraisals and environmental reports.  Because of our accelerated due diligence process, we may accept documentation that was not specifically prepared for us or commissioned by us.  This creates a greater risk of the information contained therein being out of date or incorrect.  Generally, we will not spend more than 20 days assessing the character and credit history of our borrowers.  Due to the nature of loan approvals, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to the borrower and the security.

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

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  As of March 31, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  Loans with balloon payments are riskier than loans with payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due.  The borrower’s ability to achieve a successful sale or refinancing of the property may be adversely impacted by deteriorating economic conditions or illiquidity in the credit markets.  There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

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

•	The borrower’s right of redemption during foreclosure proceedings can deter the sale of our collateral and can for practical purposes require us to manage the property;

•	Unforeseen environmental hazards may subject us to unexpected liability and procedural delays in exercising our rights;

•	The rights of senior or junior secured parties in the same property can create procedural hurdles for us when we foreclose on collateral;

•	Required licensing and regulatory approvals may complicate our ability to foreclose or to sell a foreclosed property where our collateral includes an operating business;

•	We may not be able to pursue deficiency judgments after we foreclose on collateral; and

•	State and federal bankruptcy laws can prevent us from pursuing any actions, regardless of the progress in any of these suits or proceedings.

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

Interest rate fluctuations may affect our operating results as follows:

▪
If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased.  If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk.  Additionally, any fees paid to extend the loan are paid to Vestin Originations or our manager, not to us.  Our revenues and distributions will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans; and

▪
If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of March 31, 2008, none of our loans had a prepayment penalty, although 15 of our loans, totaling approximately $10.5 million, had an exit fee.  However, depending upon the amount by which interest rates decline, the amount of the exit fees is generally not significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

We face competition for real estate loans that may reduce available yields and fees available.

We consider our direct competitors to be the providers of real estate loans who offer short-term, equity-based loans on an expedited basis for higher fees and rates than those charged by other financial institutional lenders such as commercial banks, insurance companies, mortgage brokers and pension funds.  Many of the companies against which we compete have substantially greater financial, technical and other resources than either our company or our manager.  Competition in our market niche depends upon a number of factors, including price and interest rates of the loan, speed of loan processing, cost of capital, reliability, quality of service and support services.  If our competition decreases interest rates on their loans or makes funds more easily accessible, yields on our loans could decrease and the costs associated with making loans could increase, both of which would reduce our revenues and our distributions to members.

Investments in second deeds of trust and wraparound loans are subject to the rights of the first deed of trust.

We may also invest up to 10% of our total real estate loan assets in deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest.  We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.  As of March 31, 2008, approximately 2.4% of our loans were secured by second deeds of trust.

Investment in large loans may reduce our ability to diversify our loan portfolio.

We will generally invest in loans that constitute an amount equal to less than 5% of our total capital.  However, we may invest in a larger loan depending on such factors as the performance of the Fund and the value of the collateral.  These larger loans have greater risk because they may reduce our ability to diversify our loan portfolio.  As of March 31, 2008, our largest loan comprised approximately 8% of our total loan portfolio.

As a result of our small size, we will not be able to build a diversified loan portfolio, thereby increasing our risk that defaults on one or more loans could have a material adverse effect upon our operating results.

We are limited in the number of real estate loans in which we may invest and the value of members’ investment will fluctuate with the performance of the specific investments we make.  As of March 31, 2008, we had approximately $22.0 million in members’ equity and $18.3 million in outstanding loans, net of allowance of approximately $1.0 million, and we currently are not raising additional funds through the sale of units.  Accordingly, we are a relatively small fund and will make a limited number of investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make as compared with larger funds.  As a result, our performance will be closely tied to the performance of each loan we invest in and a default on a loan could materially reduce the funds available for distribution.  Our profitability may be affected by the performance of any one of our investments and members’ investment in our units will be subject to greater risk.

Our loan portfolio may exhibit greater risk if it is not diversified geographically.

As of March 31, 2008, our loans were in the following states: Arizona, California, Nevada, Oklahoma and Oregon, with approximately 47% of our loans in Nevada.  Our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.

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

Our ability to achieve our investment objectives and to make distributions depends upon our manager’s and its affiliate’s performance in obtaining, processing, making and brokering loans for us to invest in and determining the financing arrangements for borrowers.  Members have no opportunity to evaluate the financial information or creditworthiness of borrowers, the terms of mortgages, the real property that is our collateral or other economic or financial data concerning our loans.  Our manager’s duties to our members are generally governed by the terms of our Operating Agreement, rather than by common law principles of fiduciary duty.  Moreover, our manager is not required to devote its employees’ full time to our business and may devote time to business interests competitive to our business.

Our manager’s lack of experience with certain real estate markets could impact its ability to make prudent investments on our behalf.

As of March 31, 2008, our loans were in the following states: Arizona, California, Nevada, Oklahoma and Oregon.  Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.  Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf.  Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions.  Members will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

Our success depends on key personnel of our manager, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of certain key personnel of our manager, including; Michael V. Shustek (Chief Executive Officer and President), Rocio Revollo (Chief Financial Officer), James M. Townsend (Chief Operating Officer) and Daniel B. Stubbs (Senior Vice President, Underwriting) some of whom would be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with our company.  If any of these individuals were to cease their employment with our manager, our operating results could suffer.  None of the key personnel of our manager is subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on any of them.  Our future success also depends in large part upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel.  Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets.  Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel.  If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

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

Vestin Originations, an affiliate of our manager, will receive substantial fees from borrowers for transactions involving real estate loans.  Many of these fees are paid on an up-front basis.  In some cases, Vestin Originations or our manager may be entitled to additional fees for loan extensions or modifications and loan assumptions, reconveyances, and exit fees. These and other fees are quantified and described in greater detail in our Operating Agreement under “Compensation to Vestin Mortgage and Affiliates” in our Third Amended and Restated Operating Agreement.  Vestin Originations’ compensation is based on the volume and size of the real estate loans selected for us, regardless of their performance, which could create an incentive to make or extend riskier loans.  Our interests may diverge from those of our manager, Vestin Originations and Mr. Shustek to the extent that Vestin Originations benefits from up-front fees that are not shared with us.

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

Vestin Mortgage and Vestin Originations received a total of approximately $1.3 million and $1.9 million, respectively, in fees directly from borrowers for the three months ended March 31, 2008.  The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM I, VRM II and inVestin.  Our assets represented approximately 5% of the assets managed by Vestin Mortgage as of March 31, 2008.

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

•	We will only make redemption payments once a quarter, subject to limitations in our Operating Agreement.

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

Holders

As of May 1, 2008, approximately 572 unit holders held 2,278,922 units of interest in the Company.

Distribution Policy

We generally distribute to unit holders on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement).  Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).  Our Operating Agreement also permits distributions of capital.  We made distributions of approximately $0.4 million during the three months ended March 31, 2008, all of which were paid from Net Income Available for Distribution.  It is our intention to continue to distribute our Net Income Available for Distribution to our unit holders.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased under the Plans or Programs
January 2008	--	--	None	None
February 2008	--	--	None	None
March 2008	--	--	None	None

(1)
Pursuant to our Operating Agreement, members may request to have their units redeemed.  However, in order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year subject to our manager’s discretion.  Balances in Members’ capital accounts as of January 1, 2008 were approximately $26.3 million, including deferred income of approximately $1.0 million, which limited redemptions to approximately $2.6 million for calendar 2008.  These redemptions have been paid as of March 31, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1(1)	Articles of Organization
3.2(2)	Certificate of Amendment to Articles of Organization
3.3(3)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)
4.4(4)	Distribution Reinvestment Plan
10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Group, Inc.
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Rocio Revollo
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.
(2)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004, File No. 333-105017.
(3)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on January 29, 2007 File No. 000-51301.
(4)	Incorporated herein by reference to Exhibit 4.4 of our Post-Effective Amendment No. 5 to Form S-11 Registration Statement filed on April 28, 2006, File No. 333-105017.
(5)	Incorporated herein by reference to our Form 10-Q filed on November 15, 2004, File No. 333-105017.
(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005, File No. 333-105017.
(7)	Incorporated herein by reference to the Quarterly Report on Form 10-Q for the three months ended September 30, 2006 filed on November 8, 2006, File No. 000-51301

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

Date:  May 12, 2008