Form 10-Q
period 2008-06-30
VESTIN FUND III LLC
filed 2008-08-14
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  [   ]    No   [X]

As of August 1, 2008, 2,278,281 units of interest in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and cash equivalents	$680,000	$2,720,000
Cash - restricted	985,000	985,000
Marketable securities - related party	342,000	1,113,000
Interest and other receivables	67,000	198,000
Real estate held for sale	1,522,000	546,000
Investment in real estate loans, net of allowance for loan loss of $3,063,000 at June 30, 2008 and $1,026,000 at December 31, 2007	15,851,000	20,825,000
Other assets	1,000	3,000

Total assets	$19,448,000	$26,390,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$101,000	$125,000
Due to related parties	13,000	1,000
Deferred income	985,000	985,000

Total liabilities	1,099,000	1,111,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,278,281 units and 2,525,561 units issued and outstanding at June 30, 2008 and December 31, 2007	19,659,000	25,818,000
Accumulated other comprehensive loss	(1,310,000)	(539,000)

Total members' equity	18,349,000	25,279,000

Total liabilities and members' equity	$19,448,000	$26,390,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007

Revenues
Interest income from investment in real estate loans	$271,000	$671,000	$685,000	$1,454,000
Other	9,000	1,000	20,000	4,000
Total revenues	280,000	672,000	705,000	1,458,000

Operating expenses
Management fees - related party	--	3,000	--	7,000
Interest expense	--	39,000	--	118,000
Provision for loan loss	2,339,000	--	2,339,000	--
Professional fees	75,000	51,000	135,000	92,000
Professional fees - related party	2,000	2,000	4,000	5,000
Other	16,000	15,000	30,000	22,000
Total operating expenses	2,432,000	110,000	2,508,000	244,000

Income (loss) from operations	(2,152,000)	562,000	(1,803,000)	1,214,000

Non-operating income
Interest income from banking institutions	13,000	17,000	41,000	39,000
Dividend income - related party	31,000	32,000	56,000	48,000
Total other non-operating income	44,000	49,000	97,000	87,000

Loss from real estate held for sale
Write down of real estate held for sale	(579,000)	(23,000)	(1,191,000)	(23,000)
Expenses related to real estate held for sale	(35,000)	(39,000)	(40,000)	(42,000)
Total loss from real estate held for sale	(614,000)	(62,000)	(1,231,000)	(65,000)

NET INCOME (LOSS)	$(2,722,000)	$549,000	$(2,937,000)	$1,236,000

Net income (loss) allocated to members	$(2,722,000)	$549,000	$(2,937,000)	$1,236,000

Net income (loss) allocated to members per weighted average membership unit	$(1.19)	$0.22	$(1.22)	$0.47

Weighted average membership units	2,278,865	2,523,618	2,400,870	2,633,958

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2007	2,525,561	$25,279,000

Comprehensive loss:

Net loss		(2,937,000)

Unrealized loss on marketable securities		(771,000)

Total comprehensive loss		(3,708,000)

Distributions		(650,000)

Members' redemptions	(247,280)	(2,572,000)

Members' equity at June 30, 2008 (unaudited)	2,278,281	$18,349,000

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended
	06/30/08	06/30/07
Cash flows from operating activities:
Net income (loss)	$(2,937,000)	$1,236,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan loss	2,339,000	--
Impairment of real estate held for sale	1,191,000	23,000
Amortization of impairment on restructured loan	(4,000)	--
Change in operating assets and liabilities:
Interest receivable	131,000	6,000
Accounts payable and accrued liabilities	(24,000)	53,000
Due to related parties	12,000	11,000
Other assets	2,000	6,000
Net cash provided by operating activities	710,000	1,335,000

Cash flows from investing activities:
Investments in real estate loans	(696,000)	(1,590,000)
Proceeds from loan payoff	1,139,000	3,268,000
Sale of investments in real estate loans to:
VRM II	--	1,300,000
Purchase of marketable securities - related party	--	(807,000)
Proceeds from investment in real estate held for sale	29,000	--
Net cash provided by investing activities	472,000	2,171,000

Cash flows from financing activities:
Members' redemptions	(2,572,000)	(3,029,000)
Members' distributions, net of reinvestments	(592,000)	(803,000)
Members' distributions - related party	(58,000)	(79,000)
Net cash used in financing activities	(3,222,000)	(3,911,000)

NET CHANGE IN CASH	(2,040,000)	(405,000)

Cash, beginning of period	2,720,000	821,000

Cash, end of period	$680,000	$416,000
	--
Supplemental disclosures of cash flows information:
Interest paid during the period	$--	$118,000

Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities - related party	$(771,000)	$76,000
Loans funded through secured borrowings	$--	$--
Payoffs of loans funded through secured borrowings	$--	$4,430,000
Loan rewritten with same or similar collateral	$468,000	$--
Real estate held for sale acquired through foreclosure	$2,196,000	$--

See review report of Independent Registered Public Accounting Firm.
The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008

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

On November 7, 2003, our Registration Statement as filed with the United States Securities and Exchange Commission (“SEC”) became effective for the initial public offering of up to 10,000,000 units at $10 per unit (“unit”).  On November 7, 2005, we discontinued the offering of our units; however, members continued to purchase additional units through our Distribution Reinvestment Plan whereby the members’ distributions were used to purchase additional units at the current value.  As of June 30, 2008, we had sold approximately 3,113,166 units, which includes 247,245 units purchased through our Distribution Reinvestment Plan.  On April 2, 2007, our manager decided to terminate our Distribution Reinvestment Plan effective May 7, 2007, pursuant to Section 8.5 of our Operating Agreement.  A letter was sent on April 2, 2007 to our members notifying them of the Distribution Reinvestment Plan’s termination.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K and our quarterly report filed on Form 10-Q for the three months ended March 31, 2008.

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

See review report of Independent Registered Public Accounting Firm.

Investments in real estate loans are secured by deeds of trust or mortgages.  Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity.  We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost.  Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate.  Loan-to-value ratios are initially based on appraisals obtained at the time of loan origination and are updated, when new appraisals are received, to reflect subsequent changes in value estimates.  Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower.

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

See review report of Independent Registered Public Accounting Firm.

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

See review report of Independent Registered Public Accounting Firm.

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the market price as of June 30, 2008.  All securities are classified as available-for-sale under the provisions of FAS 115 – Accounting for Certain Investments in Debt and Equity Securities.

We evaluate our available-for-sale investment for other-than-temporary impairment charges in accordance with Emerging Issues Task Force, or EITF,03-1, “The Meaning of Other-Than-Temporary Impairment and it’s Application to Certain Investments.”  FAS 115 and EITF 03-1 requires us to determine when an investment is considered impaired ( i.e., decline in fair value below its amortized cost), and evaluate whether the impairment is other than temporary (i.e., investment value will not be recovered over its remaining life.), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

While the available-for-sale investment has continued to decline in fair value, we believe the change continues to be temporary.  Since we have the ability and intent to hold the securities to recovery, we have concluded that the unrealized loss is appropriate as of June 30, 2008.  We will continue to evaluate the investment in marketable securities on a quarterly basis.

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

(e)
Investment in Real Estate Loans:  The fair value estimates for investments in real estate loans are generally based upon the present value of expected cash flows discounted at rates currently available for similar loans.  Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment.  Fair values for loans, which are collaterally dependant, and/or are delinquent and/or in foreclosure are determined by their underlying collateral securing the loans.

(f)
Assets under Secured Borrowing:  The carrying amount of these instruments approximate fair value.  The fair value is estimated based upon projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

(g)	Accounts Payable and Accrued Liabilities: The carrying amount of these instruments approximate fair value due to their short-term nature.

See review report of Independent Registered Public Accounting Firm.

At June 30, 2008 and December 31, 2007, the estimated fair values of the real estate loans were approximately $15.8 million and $20.4 million, respectively.  These estimates were based upon the present value of expected cash flows discounted at rates currently available for similar loans.  Fair value estimates are made at a specific point in time; based on relevant market information; are subjective in nature; and involve uncertainties and matters of significant judgment.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that would be collected upon maturity or disposition of the loans.

On January 1, 2008, we adopted FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB statement No. 115 (FAS 159) but we did not make any fair value elections with respect to any of our eligible assets or liabilities as permitted under the provisions of FAS 159 as of June 30, 2008.  In conjunction with the adoption of FAS 159, we also adopted FAS 157, Fair Value Measures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input that is significant to the fair value measurement in its entirety.

At June 30, 2008, the only asset measured at fair value on a recurring basis is the investment in marketable securities – related party totaling approximately $0.3 million, which was estimated using Level 1 inputs, or quoted prices in active markets, as described above.

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

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits based on management review of these financial institutions.  As of June 30, 2008 and December 31, 2007, we had approximately $1.6 million and $3.6 million, respectively, in excess of the federally insured limits.

See review report of Independent Registered Public Accounting Firm.

As of June 30, 2008, 47%, 21%, 17% and 7% of our loans were in Nevada, Arizona, Oregon and California, respectively, compared to 46%, 18%, 15% and 10% at December 31, 2007, respectively.  As a result of this geographical concentration of our real estate loans, a downturn in the local real estate markets in these states could have a material adverse effect on us.

At June 30, 2008 and December 31, 2007, the loan to our largest borrower represented 8% and 7%, respectively, of our total investment in real estate loans.  This commercial property real estate loan is located in Oregon, with a first lien position earning 12% and has an outstanding balance of approximately $1.5 million.  As of June 30, 2008, in addition to non-performing loans, we have two loans, totaling approximately $1.8 million, which are considered delinquent.  These two loans share a common guarantor.  Our manager is negotiating with the borrowers to modify the terms of the loans and anticipates we will be able to collect all amounts due.  We have a significant concentration of credit risk with our largest borrower.  Any additional defaults by such borrowers could have a material adverse effect on us.

The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash.  As the economy weakens and credit becomes more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  In addition, an increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on our borrower’s ability to refinance.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2008, we had approximately $2.8 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $47.1 million.  These loans had interest reserves of approximately $2.8 million, of which our portion was approximately $0.1 million.  At December 31, 2007, we had approximately $6.2 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $78.6 million.  These loans had interest reserves of approximately $3.7 million, of which our portion was approximately $0.3 million.

As of June 30, 2008, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6.0% to 15.0%.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of June 30, 2008, were as follows:

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value (1)	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Acquisition and development	2	$2,387,000	13.02%	12.62%	160.50%	71.47%
Commercial	11	8,326,000	11.11%	44.02%	105.84%	78.36%
Construction	5	2,433,000	11.00%	12.86%	84.77%	84.77%
Land	6	5,768,000	12.57%	30.50%	119.20%	79.85%
	24	$18,914,000	11.78%	100.00%	114.10%	79.13%

Investments in real estate loans as of December 31, 2007, were as follows:

See review report of Independent Registered Public Accounting Firm.

Loan Type	Number Of Loans	Balance (2)	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value (1)	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Acquisition and development	3	$3,138,000	12.77%	14.36%	76.95%	62.80%
Commercial	10	9,108,000	11.17%	41.68%	97.41%	81.84%
Construction	6	2,501,000	11.17%	11.45%	73.31%	73.31%
Land	7	7,104,000	12.67%	32.51%	67.68%	65.54%
	26	$21,851,000	11.89%	100.00%	78.27%	72.70%

(1)
Loan-to-value ratios are based on the most recent appraisals and may not reflect subsequent changes in value and are prior to allowances for loan losses.  Subsequent recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.  Such appraisals, which may be commissioned by the borrower, are generally dated no greater than 12 months prior to the date of loan origination.  The appraisals may be for the current estimate of the “as-if developed” value of the property, which approximates the post-construction value of the collateralized property assuming that such property is developed.  “As-if developed” values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes, and successful development by the purchaser; upon which development is dependent on availability of financing.  As most of the appraisals will be prepared on an “as-if developed” basis, if a loan goes into default prior to completion of the development of the project, the market value of the property may be substantially less than the appraised value.  As a result, there may be less security than anticipated at the time the loan was originally made.  If there is less security and a default occurs, we may not recover the full amount of the loan.

(2)	The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets.

	June 30, 2008 Balance (a)	December 31, 2007 Balance
Balance per loan portfolio	$18,914,000	$21,851,000
Less:
Allowance for loan losses **	(3,063,000)	(1,026,000)
Balance per balance sheet	$15,851,000	$20,825,000

(a)
We recognized an impairment cost of $47,000, which was applied to the loan balance, related to the restructuring of a loan, whereby the interest rate was reduced from 12% to 6% starting in May 2008.  In addition, we recognized an allowance for loan loss of approximately $2.1 million, of which our portion was $168,000, related to this loan.

The following is a schedule of priority of real estate loans as of June 30, 2008 and December 31, 2007:

Loan Type	Number of Loans	June 30, 2008 Balance*	Portfolio Percentage	Number of Loans	December 31, 2007 Balance*	Portfolio Percentage

First deeds of trust	21	$18,046,000	95.41%	25	$21,551,000	98.63%
Second deeds of trust	3	868,000	4.59%	1	300,000	1.37%
	24	$18,914,000	100.00%	26	$21,851,000	100.00%

*  Please see (2) above
**  Please refer to (3) Specific Reserve Allowance below.

See review report of Independent Registered Public Accounting Firm.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2008:

Non-performing and past due loans (a)	$12,634,000
July 2008 - September 2008 (b)	3,892,000
October 2008 - December 2008	1,520,000
January 2009 – March 2009	468,000
April 2009 - June 2009	200,000
Thereafter	200,000

Total	$18,914,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to June 30, 2008.

(b)
During July 2008, we, VRM I and VRM II received a principal payment of approximately $5.9 million, of which our portion was approximately $0.3 million, plus accrued interest on a delinquent loan scheduled to mature during July 2008.  The interest rate on the loan was increased from 10.5% to 12%, of which 6% will be accrued and due at the new maturity date in February 2009.

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2008 and December 31, 2007:

	June 30, 2008 Balance*	Portfolio Percentage	December 31, 2007 Balance*	Portfolio Percentage

Arizona	$4,064,000	21.49%	$3,864,000	17.68%
California	1,400,000	7.40%	2,150,000	9.84%
Nevada	8,953,000	47.33%	10,140,000	46.40%
Oklahoma	1,000,000	5.29%	1,000,000	4.58%
Oregon	3,297,000	17.43%	3,297,000	15.09%
Texas	200,000	1.06%	1,400,000	6.41%
Total	$18,914,000	100.00%	$21,851,000	100.00%

*  Please see (2) above

As of June 30, 2008, we had 10 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $8.0 million, net of allowance for loan losses of approximately $2.8 million, which does not include the allowances of approximately $0.3 million relating to the decrease in the property value for a performing loan as of June 30, 2008.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  At June 30, 2008, the following loans were non-performing:

•
Monterrey Associates, L.P. is a non-performing loan, which was originally secured by various real estate collateral, including a 248 unit apartment complex in Oklahoma City, Oklahoma.  The outstanding balance on the loan is approximately $4.4 million, of which our portion is $1.0 million.  As of June 30, 2008, this loan has been considered non-performing for the last twenty-two months.  Our manager brought foreclosure and other legal proceedings to protect our interest in the collateral.  The borrowers have alleged that our lien on the Oklahoma City apartment complex was extinguished as a result of legal actions commenced on our behalf with respect to other collateral securing the non-performing loan.  We are vigorously contesting their position; however, we cannot determine at this time the outcome of these legal proceedings.  As of June 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $2.8 million, of which our portion is approximately $0.6 million.

See review report of Independent Registered Public Accounting Firm.

•
Jeffrey's Court, LLC, is a loan to provide financing for the development of 4.92 acres of land into 119 condominium units in Las Vegas, NV, with an outstanding balance of approximately $5.1 million of which our portion is $1.0 million and is secured by a first lien on the property and guaranteed by the borrower.  As of June 30, 2008, this loan has been considered non-performing for the last eleven months.  Our manager commenced foreclosure proceedings, and on December 6, 2007, the borrower filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada.  On March 14, 2008, a motion to approve an adequate protection agreement (the “Agreement”) was filed with the Court.  The motion was subsequently approved.  The Agreement provides for us to receive monthly payments until August 31, 2008, when the entire loan balance shall be due and payable.  As of April 30, 2008, the borrower has made $163,000 in payments as part of the agreement, of which our portion is $32,000.  In addition, the automatic stay from foreclosure has been vacated.  In the event of a default under the Agreement, our manager may immediately proceed with foreclosure.  In addition, we have filed a complaint in State Court, against the guarantors of the loan, in order to enforce the personal guarantees.  Our manager has evaluated this loan and concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of June 30, 2008.

•
V & M Homes at the Palms, Inc., is a loan, with a variable interest rate, to provide acquisition financing for an 80 acre parcel of land in Florence, AZ, with an outstanding balance of approximately $3.9 million of which our portion is approximately $1.4 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of June 30, 2008, this loan has been considered non-performing for the last ten months.  Our manager commenced foreclosure proceedings, and on December 24, 2007, the borrower filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona.  On July 2, 2008, we, VRM II and Fund III were granted a default judgment against the guarantors of this loan.  We will seek to attach the assets of the guarantors, however, it is uncertain the amount, if any, that we will be successful in collecting.  On July 15, 2008, we, VRM I and VRM II foreclosed upon V & M Homes at the Palms, Inc. and classified it as real estate held for sale.  As of June 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $2.4 million, of which our portion is approximately $0.8 million.

•
Cliff Shadows Properties, LLC is a loan to provide construction financing for a 174 Unit Townhouse Project known as Cliff Shadows Townhomes located in Las Vegas, NV, with an outstanding balance of approximately $17.0 million of which our portion is approximately $0.8 million and is secured by a first lien on the property and guaranteed by the borrower.  As of June 30, 2008, this loan has been considered non-performing for the last five months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  In addition, our motion was granted for the appointment of a receiver to oversee the day to day operations of the borrower.  Our manager has evaluated this loan and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of June 30, 2008.

•
MRPE, LLC is a loan to provide financing for the development of 132.03 acres of land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV, with an outstanding balance of $17.0 million of which our portion is $1.4 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of June 30, 2008, this loan has been considered non-performing for the last five months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  As of June 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $2.9 million, of which our portion is approximately $0.2 million.  On August 11, 2008, we, VRM I and VRM II foreclosed upon MRPE, LLC and classify it as real estate held for sale.

See review report of Independent Registered Public Accounting Firm.

•
World Capital Durango Alpha (2), is a loan to provide financing for the development of 9.27 acres of land located in Las Vegas, NV with an outstanding balance of approximately $7.1 million of which our portion is $1.0 million and is secured by a first lien on the property and guaranteed by the principals of the borrower.  As of June 30, 2008, this loan has been considered non-performing for the last two months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  As of June 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.

•
Peoria 180, LLC, is a loan, with a variable interest rate, to provide financing for the development of 171 acres located in Glendale, Arizona with an outstanding balance of $18.0 million of which our portion is approximately $1.2 million and is secured by a first lien on the property and guaranteed by the principals of the borrower. As of June 30, 2008, this loan has been considered non-performing for the last two months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees. As of June 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $9.9 million, of which our portion is approximately $0.7 million.

•
Redwood Place, LLC, is a loan that provided for the acquisition and conversion to condominiums of a 186-unit apartment complex located in Phoenix, Arizona.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is approximately $15.0 million, of which our portion is approximately $1.3 million.  The loan matured on April 5, 2008, and the borrower neglected to either payoff the loan or extend the term.  As of June 30, 2008, this loan has been considered non-performing for the last two months.  Our manager has commenced both foreclosure proceedings and litigation against the personal guarantors in order to enforce the personal guarantees.  As of June 30, 2008, based on our manager’s evaluation and updated appraisals, our manager has provided a specific allowance of approximately $4.7 million, of which our portion is approximately $0.4 million.

•
WCP Warm Springs Holdings 1, LLC, is a loan to provide financing for 10 acres of vacant land located in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $8.5 million, of which our portion is $1.4 million.  As of June 30, 2008, this loan has been considered non-performing for the last month.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  Our manager has evaluated this loan and has concluded the value of the underlying collateral is sufficient to protect us from loss of principal.

•
Babuski, LLC, is a loan to provide financing for 9.23 acres of land in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $9.5 million, of which our portion is approximately $0.3 million.  As of June 30, 2008, this loan has been considered non-performing for the last month.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  Based on our manager’s evaluation and updated appraisals, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.

The following schedule summarizes the non-performing loans as of June 30, 2008:

See review report of Independent Registered Public Accounting Firm.

Description of Collateral	Balance at June 30, 2008	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
248-unit apartment complex in Oklahoma City, OK	$1,000,000	9/1/2006	22	23%
4.92 acres of land in Las Vegas, NV	1,000,000	7/17/2007	11	20%
80 acre parcel of land in Florence, AZ	1,387,000	8/16/2007	10	36%
174 Unit Townhouse Project known as Cliff Shadows Townhomes located in, Las Vegas, NV	811,000	3/16/2008	5	5%
132.03 acres of Land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV	1,400,000	2/27/2008	5	8%
9.27 acres of land located in Las Vegas, NV	1,000,000	5/16/2008	2	14%
171 acres located in Glendale, Arizona	1,182,000	6/30/2008	2	7%
Acquisition and Rehabilitation of Fountain Creek Apartments, located in Phoenix, AZ	1,295,000	4/5/2008	2	9%
10 acres of vacant land located in Las Vegas, NV	1,400,000	5/10/2008	1	16%
9.23 acres of land in Las Vegas, NV	293,000	6/17/2008	1	3%
	$10,768,000

**  Please refer to (3) Specific Reserve Allowances below.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of June 30, 2008, we have provided specific reserves, related to five non-performing loans and two performing loans, of approximately $3.1 million.  Our manager evaluated the loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded in future periods.

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

The following is a roll-forward of the allowance for loan losses for the six months ended June 30, 2008:

See review report of Independent Registered Public Accounting Firm.

Description	Balance at December 31, 2007	Specific Reserve Allocation	Transferred to REO	Balance at June 30, 2008
Monterrey Associates, L.P.	$545,000	$91,000	$--	$636,000
Brawley CA 122, LLC	255,000	--	(255,000)	--
Peoria 180, LLC	108,000	546,000	--	654,000
Terravita, LLC	118,000	--	--	118,000
V & M Homes at the Palms, Inc.	--	839,000	--	839,000
Redwood Place, LLC	--	408,000	--	408,000
2503 Panorama, LLC	--	168,000	--	168,000
MRPE, LLC	--	240,000	--	240,000
Total (3)	$1,026,000	$2,292,000	$(255,000)	$3,063,000

(3)	Specific Reserve Allowance

Monterrey Associates, L.P. – As of June 30, 2008, our manager has provided a specific reserve allowance, related to a non-performing commercial loan on a 248-unit apartment complex in Oklahoma City, OK, of approximately $2.8 million, of which our portion was approximately $0.6 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2008.  Our manager will continue to evaluate our position in the loan.

Peoria 180, LLC Loan Allowance – As of June 30, 2008, our manager has provided a specific reserve allowance, related to a land loan on property located in Glendale, AZ, of approximately $9.9 million, of which our portion was approximately $0.7 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower, obtained by our manager during July 2008.  As of June 30, 2008, the loan was considered non-performing.  Our manager will continue to evaluate our position in the loan.

Terravita, LLC – During the year ended December 31, 2007, our manager provided a specific reserve allowance, related to a commercial loan on a 100 unit condominium/apartment project in North Las Vegas, Nevada, totaling approximately $0.7 million, of which our portion was approximately $0.1 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower, obtained by our manager during January 2008.  During February 2008, the loans on the Terravita LLC property, with first and second positions were rewritten into one loan, which include a principal pay down of $6.6 million, with a second position totaling approximately $3.1 million of which our portion is approximately $0.5 million.  The terms of the rewritten loan remain the same as those of the original loans and the loan was performing as required as of June 30, 2008.  Our manager will continue to evaluate our position in the loan.

V & M Homes at the Palms, Inc. – As of June 30, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan on 80 acre parcel of land in Florence, AZ, of approximately $2.4 million, of which our portion was approximately $0.8 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  On July 15, 2008, we, VRM I and VRM II foreclosed upon V & M Homes at the Palms, Inc. and classified it as real estate held for sale.

Redwood Place, LLC – As of June 30, 2008, our manager has provided a specific reserve allowance, related to a non-performing loan for the acquisition and conversion to condominiums of a 186-unit apartment complex located in Phoenix, Arizona, of approximately $4.7 million, of which our portion was approximately $0.4 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  Our manager will continue to evaluate our position in the loan.

See review report of Independent Registered Public Accounting Firm.

2503 Panorama, LLC – As of June 30, 2008, our manager has provided a specific reserve allowance, related to a performing loan for a 5,700 square foot penthouse located on the 25th floor of Panorama Towers I in Las Vegas, NV, of approximately $2.1 million dollars, of which our portion is approximately $0.2 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  In addition, we recognized an impairment cost of $47,000, which was applied to the loan balance, related to the restructuring of a loan, whereby the interest rate was reduced from 12% to 6% starting in May 2008.

MRPE, LLC – As of June 30, 2008, our manager has provided a specific reserve allowance, related to financing for the development of 132.03 acres of land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV, of approximately $2.9 million dollars, of which our portion is approximately $0.2 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2008.  Our manager will continue to evaluate our position in the loan.  On August 11, 2008, we, VRM I and VRM II foreclosed upon MRPE, LLC and classify it as real estate held for sale.

In addition, as of June 30, 2008, our manager had granted extensions on 14 loans, totaling approximately $176.7 million of which our portion was approximately $13.4 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  However, our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  Subsequent to their extension, 9 of the 14 loans have become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at June 30, 2008 of approximately $100.5 million, of which our portion is approximately $9.8 million.  Our manager concluded that no allowance for loan loss was necessary with respect to the 14 loans, except for the Peoria 180, LLC, Monterrey Associates, LP, V & M Homes at the Palms, Inc., Redwood Place, LLC, 2503 Panorama, LLC and MRPE, LLC loans referred to above, as of June 30, 2008.

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

See review report of Independent Registered Public Accounting Firm.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of June 30, 2008 and December 31, 2007:

	As of June 30, 2008
	Balance	Allowance for loan losses (3)	Balance, net of allowance

Nonperforming loans – no related allowance	$5,904,000	$--	$5,904,000
Nonperforming loans – related allowance	4,864,000	(2,777,000)	2,087,000
Subtotal nonperforming loans	10,768,000	(2,777,000)	7,991,000

Performing loans – no related allowance	7,222,000	--	7,222,000
Performing loans – related allowance	924,000	(286,000)	638,000
Subtotal performing loans	8,146,000	(286,000)	7,860,000

Total	$18,914,000	$(3,063,000)	$15,851,000

	As of December 31, 2007
	Balance	Allowance for loan losses	Balance, net of allowance

Nonperforming loans – no related allowance	$4,088,000	$--	$4,088,000
Nonperforming loans – related allowance	1,750,000	(800,000)	950,000
Subtotal nonperforming loans	5,838,000	(800,000)	5,038,000

Performing loans – no related allowance	13,231,000	--	13,231,000
Performing loans – related allowance	2,782,000	(226,000)	2,556,000
Subtotal performing loans	16,013,000	(226,000)	15,787,000

Total	$21,851,000	$(1,026,000)	$20,825,000

Our manager evaluated our loans and concluded that the underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate our loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of June 30, 2008, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.77% of their total outstanding common stock.

NOTE F — REAL ESTATE HELD FOR SALE

At June 30, 2008, we held four properties with a total carrying value of approximately $1.5 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  The summary below includes our percentage of ownership in each of the properties.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  The following is a roll-forward of investments in real estate held for sale during the six months ended June 30, 2008:

See review report of Independent Registered Public Accounting Firm.

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2007	Acquisitions	Write Downs	Cash Reductions	Balance at June 30, 2008

480 residential building lots & 2 single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA (1)	12/21/2006	2%	546,000	$--	$(223,000)	$--	$323,000

46.75 acres of land located in Galveston, TX (2)	2/5/2008	17%	--	1,400,000	(794,000)	(29,000)	577,000

2 single family residences and 4 lots in Mt. Charleston, NV (3)	3/7/2008	12%	--	301,000	(89,000)	--	212,000

25 acres for proposed 122 single-family subdivision in Brawley, CA (4)	5/1/2008	33%	--	495,000	(85,000)	--	410,000

			$546,000	$2,196,000	$(1,191,000)	$(29,000)	$1,522,000

(1)
During December 2006, we, VRM I and VRM II acquired through foreclosure proceedings 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA.  During the year ended December 31, 2007, our manager evaluated the carrying value of real estate acquired through foreclosure located in Cathedral City, California.  Based on our manager’s evaluation and an updated appraisal obtained during July 2008, the property was written down approximately $11.5 million, of which our portion was approximately $0.2 million.

(2)
During February 2008, we, VRM I and VRM II acquired through foreclosure proceedings approximately 46.75 acres of land in Galveston, TX.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in April 2008, the property was written down approximately $4.8 million, of which our portion was approximately $0.8 million.  During June 2008, we received a deposit refund totaling $29,000.

(3)
During March 2008, we, VRM I and VRM II acquired through foreclosure proceedings two 4,000 square foot single family residences, together with the four remaining lots in a subdivision, located on Mt. Charleston, NV.  Our manager has evaluated the carrying value of the property and based on that evaluation the property was written down approximately $773,000, of which our portion was $89,000.

(4)
During May 2008, we, VRM I, and VRM II acquired through foreclosure proceedings a 25 acre proposed 122 single-family subdivision to be known as River Drive Subdivision in Brawley, CA.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in May 2008, the property was written down approximately $256,000, of which our portion was $85,000.

During July, 2008, we, VRM I and VRM II foreclosed upon V&M Homes at the Palms, Inc. and classified it as real estate held for sale.  In addition, during August, we, VRM I, and VRM II foreclosed upon MRPE, LLC and classified it as real estate held for sale.

See review report of Independent Registered Public Accounting Firm.

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  For the three and six months ended June 30, 2007, we recorded fees to our manager of $3,000 and $7,000, respectively.  No management fees were recorded during the three and six months ended June 30, 2008.

We paid pro rata distributions owed to our manager totaling $5,000 and $14,000, during the three and six months ended June 30, 2008, respectively, based upon 54,863 units owned by our manager.  We paid pro rata distributions owed to our manager totaling $12,000 and $24,000, during the three and six months ended June 30, 2007, respectively, based upon 54,863 units owned by our manager.

As of June 30, 2008, we did not have a balance due to or due from our manager.  As of December 31, 2007, we owed our manager of $1,000.

Transactions with Other Related Parties

During the six months ended June 30, 2007, we sold $1.3 million in real estate loans to VRM II.  There was no gain or loss associated with this transaction.  There we no similar transactions during the six months ended June 30, 2008.

As of June 30, 2008, we owned 114,117 common shares of VRM II, representing approximately 0.77% of their total outstanding common stock.  For the three and six months ended June 30, 2008, we recorded $31,000 and $56,000, respectively, in dividend income based on the number of shares we held on the dividend record dates.  For the three and six months ended June 30, 2007, we recorded $32,000 and $48,000, respectively, in dividend income based on the number of shares we held on the dividend record dates.

As of June 30, 2008, we owed VRM II $13,000.  We had no intercompany balance with VRM II as of December 31, 2007.

We paid pro rata distributions owed to inVestin totaling $4,000 and $9,000, during the three and six months ended June 30, 2008, respectively, based upon 34,856 units owned by inVestin.  We paid pro rata distributions owed to inVestin totaling $7,000 and $15,000, during the three and six months ended June 30, 2007, respectively, based upon 34,856 units owned by inVestin.

We paid pro rata distributions owed to Shustek Investments, a company wholly owned by our manager’s CEO, totaling $17,000 and $35,000, during the three and six months ended June 30, 2008, respectively, based upon 160,857 units owned by Shustek Investments.  We paid pro rata distributions owed to Shustek Investments, a company wholly owned by our manager’s CEO, totaling $23,000 and $40,000, during the three and six months ended June 30, 2007, respectively, based upon 110,349 units owned by Shustek Investments.

During the three and six months ended June 30, 2008, we incurred $2,000 and $4,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.  During the three and six months ended June 30, 2007, we incurred $2,000 and $5,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz.

See review report of Independent Registered Public Accounting Firm.

NOTE H — MEMBERS’ EQUITY

Allocations and Distributions

In accordance with our Operating Agreement, profits, gains and losses are to be credited to and charged against each member’s capital account in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Distributions are paid monthly to members.  For the six months ended June 30, 2008, distributions to members were approximately $0.7 million.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended June 30, 2008.  Based on this review the value of members’ capital accounts was adjusted from $10.09 per unit to $8.49 per unit.  As a result, units redeemed on or after August 1, 2008, will be redeemed at $8.49 per unit.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

Redemption Limitation

In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year subject to our manager’s discretion.  As of June 30, 2008, the total redemptions made from inception were approximately $8.8 million.  Balances in Members’ capital accounts as of January 1, 2008 were approximately $26.3 million, including deferred income of approximately $1.0 million, which limited redemptions to approximately $2.6 million for calendar 2008.  Total redemptions during the six months ended June 30, 2008, were approximately $2.6 million.  The remaining requests to redeem, as of June 30, 2008, were estimated at approximately, $1.8 million in 2009, $1.8 million in 2010, $1.6 million in 2011, $0.8 million in 2012, $0.8 million in 2013, $0.6 million in 2014, $0.5 million in 2015, $0.3 million in 2016, $0.3 million in 2017, $0.2 million in 2018, $0.2 million in 2019, $0.1 million in 2020, $0.1 million in 2021 and $8,000 in 2022, subject to unit valuation adjustments and results of operations.

NOTE I— RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, The FASB issued FAS 163 – Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“FAS 163”).  This standard requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.

See review report of Independent Registered Public Accounting Firm.

The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  FAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  We do not expect the adoption of FAS 163 will have a material impact on our financial condition or results of operation.

In May 2008, the FASB issued FAS 162 – The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”).  This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities.  FAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not expect FAS 162 to have a material impact on the preparation of our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1 – Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14 – Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for us at the beginning of fiscal year 2009 and will be applied retrospectively to all periods presented.  We are currently evaluating the impact of the adoption on our financial statements.

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

On November 21, 2005, Desert Land filed a complaint in the state District Court of Nevada against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. which complaint is substantially similar to a complaint previously filed by Desert Land in the United States District Court, which complaint was dismissed by the United States Court of Appeals for the Ninth Circuit, which dismissal was upheld when the United States Supreme Court denied Desert Land’s Writ of Certiorari.  The action is based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999.  On March 6, 2006, Desert Land amended the state court complaint to name VRM I.  Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to VRM I for that purpose.  The state court complaint further alleges that Desert Land is entitled to void such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets.

See review report of Independent Registered Public Accounting Firm.

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

VRM I and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund I into Vestin Realty Mortgage I, Inc.  The court certified a class of all former Fund I unit holders who voted against the merger of Fund I into Vestin Realty Mortgage I, Inc.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM I’s management agreement and Fund I’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM I with respect to the above actions.

VRM II and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund II into Vestin Realty Mortgage II, Inc.  The court certified a class of all former Fund II unit holders who voted against the merger of Fund II into Vestin Realty Mortgage II, Inc., and a subclass of all class members who were over the age of 60 and Nevada residents at the time of the merger.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM II’s management agreement and Fund II’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.

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

See review report of Independent Registered Public Accounting Firm.

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

NOTE L — SUBSEQUENT EVENTS

During July 2008, we, VRM I and VRM II foreclosed upon V & M Homes at the Palms, Inc. and classified it as real estate held for sale.

During July 2008, we, VRM I and VRM II received a principal payment of approximately $5.9 million, of which our portion was approximately $0.3 million, plus accrued interest on a delinquent loan that had been scheduled to mature during July 2008.  Under the terms of the modified loan, the interest rate was increased from 10.5% to 12%, of which 6% will be accrued and due at the new maturity date in February 2009.  The amount due to us on this loan as of June 30, 2008 is $1.5 million.

During August, we, VRM I, and VRM II foreclosed upon MRPE, LLC and classified it as real estate held for sale.

See review report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Vestin Fund III, LLC:

We have reviewed the accompanying balance sheet of Vestin Fund III, LLC as of June 30, 2008, and the related statements of operations for the three and six month periods ended June 30, 2008 and 2007, statements of members’ equity and other comprehensive loss for the six month period ended June 30, 2008 and statements of cash flows for the six month periods ended June 30, 2008 and 2007. All information included in these financial statements is the representation of the management of Vestin Fund III, LLC.

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
August 14, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2008 and 2007.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2007 and our quarterly report filed on Form 10-Q for the three months ended March 31, 2008.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the three months ended June 30, 2008.  As of June 30, 2008, we had 10 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $8.0 million, net of allowance for loan losses of approximately $2.8 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  For additional information, see Note F – Real Estate Held for Sale and “Specific Loan Allowance” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this report Form 10-Q.

Non-performing assets, net of allowance for loan losses, totaled approximately $9.5 million or 49% of our total assets as of June 30, 2008, as compared to approximately $5.6 million or 21% of our total assets as of December 31, 2007.  At June 30, 2008, non-performing assets consisted of approximately $1.5 million of real estate held for sale and approximately $8.0 million of non-performing loans, net of allowance for loan losses.

We believe that the significant increase in the level of our non-performing assets is a direct result of the deterioration of the economy and credit markets.  As the economy has weakened and credit has become more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

We expect that the weakness in the credit markets and the weakness in lending will continue to have an adverse impact upon our markets for the near future.  This may continue to result in a further increase in defaults on our loans and we might be required to record additional reserves based on decreases in market values or we may be required to restructure loans.  This increase in loan defaults has resulted in a reduction in the funds we have available to pay distributions to our stockholders.

As of June 30, 2008, our loan-to-value ratio was 114.10%, prior to allowances for loan losses, on a weighted average basis generally using appraisals prepared on an “as-if developed basis” in connection with the loan origination.  However, additional marked increases in loan defaults accompanied by a rapid decline in real estate values, as evidenced by updated appraisals generally prepared on an “as is basis,” will have a material adverse effect upon our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of June 30, 2008, we have provided a specific reserve allowance for five non-performing loans and two performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager during the year ended December 31, 2007, and the six months ended June 30, 2008.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans in the notes to our consolidated financials statements in Part I, Item 1 Consolidated Financial Statements of this report Form 10-Q.

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

As of June 30, 2008, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon and Texas.  The weighted average term of our outstanding loans, including extensions, was 18 months and 17 months as of June 30, 2008 and December 31, 2007, respectively.

Comparison of Operating Results for the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Total revenues	$280,000	$672,000	$705,000	$1,458,000
Total operating expenses	2,432,000	110,000	2,508,000	244,000
Non-operating income	44,000	49,000	97,000	87,000
Loss from real estate held for sale	(614,000)	(62,000)	(1,231,000)	(65,000)

NET INCOME (LOSS)	$(2,722,000)	$549,000	$(2,937,000)	$1,236,000

Net income (loss) allocated to members per weighted average membership units	$(1.19)	$0.22	$(1.22)	$0.47

Weighted average membership units	2,278,865	2,523,618	2,400,870	2,633,958

Annualized rate of return to members (a)	-47.61%	8.65%	-24.38%	9.38%

Cash distributions	$258,000	$546,000	$650,000	$1,164,000

Cash distributions per weighted average membership units	$0.11	$0.22	$0.27	$0.44

Weighted average term of outstanding loans	18 months	15 months	18 months	15 months

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average unit as of June 30, 2008 and 2007, divided by the number of days during the period (91/90 and 182/181 days for the three and six months ended June 30, 2007 and 2008) and multiplied by 366/365 days, then divided by the weighted average cost per unit ($10.09 for each period, respectively).

Comparison of Operating Results for the three months ended June 30, 2008 to the three months ended June 30, 2007.

Total Revenues:  For the three months ended June 30, 2008, total revenues were $280,000 compared to $672,000 during the three months ended June 30, 2007, a decrease of $392,000 or 58% due in significant part to the following factors:

•
Interest income from investments in real estate loans decreased to $271,000 during the three months ended June 30, 2008, compared to $671,000 during the same period in 2007, primarily due to the increase in non-performing loans during the three months ended June 30, 2008.  As of June 30, 2008, approximately $10.8 million of our loans were non-performing compared to approximately $5.8 million as of June 30, 2007.  For additional information on our loan portfolio, see Note D – Investment Real Estate Loans of the Notes to the Consolidated Financial Statements of this Interim Report Form 10-Q.

Total Operating Expenses:  For the three months ended June 30, 2008, total operating expenses were approximately $2.4 million compared to approximately $110,000 during the three months ended June 30, 2007, an increase of approximately $2.3 million or 2,111% due in significant part to the following factors:

•
Operating expenses increased primarily as a result of the recognition of provisions for loan losses.  During the three months ended June 30, 2008, we recognized provisions for loan loss related to four non-performing loan and two performing loans totaling approximately $2.3 million.  See “Specific Loan Allowance “ in Note D Investment Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.  In addition, we recognized a loan restructuring expense of $47,000, related to the restructuring of a loan, whereby the interest rate was reduced from 12% to 6% starting in May 2008.  There was no comparable loan loss provision or loan restructuring expenses during the three months ended June 30, 2007.  During July 2008, we, VRM I and Fund III foreclosed upon V & M Homes at the Palms, Inc. and classified it as real estate held for sale.  See “Specific Loan Allowance “ in Note D Investment Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Total Non-Operating Income:  For the three months ended June 30, 2008, total non-operating income was $44,000 compared to $49,000 during the three months ended June 30, 2007, a decrease of $5,000 or 10%.  This decrease is primarily due to a decrease in interest income from banking institutions as a result of a decrease in our cash balances.

Total Loss from Real Estate Held for Sale:  For the three months ended June 30, 2008, total losses from real estate held for sale were $614,000 compared to $62,000 during the three months ended June 30, 2007, an increase of $552,000 or 890% due in significant part to the following factors:

•
During the three months ended June 30, 2008, we, VRM I and VRM II acquired through foreclosure proceedings a 25 acre parcel in Brawley, CA.  Our manager evaluated the carrying value of the acquired property and estimated the net realizable value of the asset totaled approximately $1.2 million of which our portion totaled approximately $0.4 million.  Based on this estimate, our write down on this real estate held for sale totaled $85,000 during the three months ended June 30, 2008.

•
During the three months ended June 30, 2008, our manager evaluated the carrying value of a property located on Mt. Charleston, NV, and estimated the net realizable value of the asset totaled approximately $1.8 million of which our portion totaled approximately $0.2 million.  Based on this estimate, our write down on this real estate held for sale totaled $89,000.  In addition, our manager evaluated the carrying value of 46.75 acres of land located in Galveston, TX and estimated the net realizable value of the asset totaled approximately $3.7 million of which our portion totaled approximately $0.6 million.  Based on this estimate, our write down on this real estate held for sale totaled $182,000 for the three months ended June 30, 2008.

•
During the three months ended June 30, 2008, our manager reviewed the carrying value of the acquired property located in Cathedral City, CA and related liabilities.  As of June 30, 2007, our manager estimated the net realizable value of the asset totaled approximately $18.1 million, of which our portion totaled approximately $0.3 million.  Based on these estimates, our write down on real estate held for sale for this property totaled approximately $0.2 million for the three months ended June 30, 2008.  As of June 30, 2007, our manager estimated the net realizable value of this property totaled approximately $28.5 million, of which our portion totaled approximately $0.5 million.  Based on these estimates, our write down on real estate held for sale for this property totaled $23,000 and $39,000 in estimated liabilities for the three months ended June 30, 2007.

Comparison of Operating Results for the six months ended June 30, 2008 to the six months ended June 30, 2007

Total Revenues:  For the six months ended June 30, 2008, total revenues were approximately $0.7 million compared to approximately $1.5 million during the six months ended June 30, 2007, a decrease of approximately $0.8 million or 52%.  Revenues were primarily affected by the following factors:

•
Interest income from investments in real estate loans decreased to approximately $0.7 million during the six months ended June 30, 2008, compared to approximately $1.5 million during the same period in 2007, primarily due to the increase in non-performing loans referred to above.  Our revenue is also dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of June 30, 2008, our investment in real estate loans was approximately $18.9 million compared to our investment in real estate loans of approximately $24.1 million as of June 30, 2007.  For additional information see Note D- Investment Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Total Operating Expenses:  For the six months ended June 30, 2008, total operating expenses were approximately $2.5 million compared to approximately $244,000 during the six months ended June 30, 2007, an increase of approximately $2.3 million or 928%.  Expenses were primarily affected by the allowance for loan losses and loan restructuring charge discussed above in Total Operating Expenses for the three months ended June 30, 2008.

Total Non-Operating Income:  For the six months ended June 30, 2008, total non-operating income was $97,000 compared to $87,000 during the six months ended June 30, 2007, an increase of $10,000 or 11%.

Total Loss from Real Estate Held for Sale:  For the six months ended June 30, 2008, total losses from real estate held for sale were $1,231,000 compared to $65,000 during the six months ended June 30, 2007, an increase of $1,166,000 or 1,794% due in significant part to the following factors:

•
In addition to the write downs discussed above, during the six months ended June 30, 2008, we VRM I and VRM II acquired through foreclosure proceedings approximately 46.75 acres of land in Galveston, TX.  Our manager evaluated the carrying value of the property and concluded that a write down of approximately $4.8 million, of which our portion was approximately $0.8 million, was appropriate.  During the six months ended June 30, 2007, our manager evaluated the carrying value of the acquired property located in Cathedral City, CA and based on its estimate, our manager has written down the value of the property by $1.2 million, of which our portion was $23,000 and related liability of $42,000.

Distributions to Members:  The following is a schedule of distributions made to members for the six months ended June 30, 2008 and 2007.

	For the Six Months Ended
	6/30/2008	6/30/2007

Distribution of net income available for distribution	$--	$1,164,000
Reduction to working capital due to net loss	(343,000)	--
Distribution in excess of net income available for distribution	993,000	--
Total distributions	$650,000	$1,164,000

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

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities.  The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Six Months Ended
	6/30/2008	6/30/2007
Distribution of net income available for distribution	$--	$1,164,000
Distribution of working capital	650,000	--
Additions (reductions) to working capital reserves	(993,000)	95,000
Loss on foreclosure of loans realized	932,000	--
Change in operating assets and liabilities:
Interest receivable	131,000	6,000
Accounts payable	(24,000)	53,000
Due to related parties	12,000	11,000
Other assets	2,000	6,000
Net cash provided by operating activities	$710,000	$1,335,000
Net cash provided (used) by investing activities	$472,000	$2,171,000
Net cash (used) provided by financing activities	$(3,222,000)	$(3,911,000)

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended June 30, 2008.  Based on this review the value of members’ capital accounts was adjusted from $10.09 per unit to $8.49 per unit.  As a result, units redeemed on or after August 1, 2008, will be redeemed at $8.49 per unit.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions:  In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year subject to our manager’s discretion.  As of June 30, 2008, the total redemptions made from inception were approximately $8.8 million.  Balances in Members’ capital accounts as of January 1, 2008 were approximately $26.3 million, including deferred income of approximately $1.0 million, which limited redemptions to approximately $2.6 million for calendar 2008.  Total redemptions during the six months ended June 30, 2008, were approximately $2.6 million.  The remaining requests to redeem, as of June 30, 2008, were estimated at approximately, $1.8 million in 2009, $1.8 million in 2010, $1.6 million in 2011, $0.8 million in 2012, $0.8 million in 2013, $0.6 million in 2014, $0.5 million in 2015, $0.3 million in 2016, $0.3 million in 2017, $0.2 million in 2018, $0.2 million in 2019, $0.1 million in 2020, $0.1 million in 2021 and $8,000 in 2022, subject to unit valuation adjustments and results of operations.

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

During the six months ended June 30, 2008, net cash flows provided by operating activities approximated $0.7 million. In addition, we incurred approximately $1.2 million in write-downs on real estate held for sale and approximately $2.3 million in provisions for loan losses, during the six months ended June 30, 2008.  Cash flows related to investing activities consisted of cash provided by loan payoffs of approximately $1.1 million and cash used for new investments of real estate loans of approximately $0.7 million.  Cash flows used for financing activities consisted of cash used for members’ distributions, net of reinvestments, of approximately $0.7 million and members’ redemptions of approximately $2.6 million.

At June 30, 2008, we had $680,000 in cash, $342,000 in marketable securities – related party and approximately $19.4 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales and/or borrowings.  We believe we have sufficient working capital to meet our operating needs in the near term.  In addition, as of June 30, 2008, we had approximately $1.0 million in restricted cash, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006.

We rely primarily upon repayment of outstanding loans to provide capital for investment in new loans.  The significant level of defaults on outstanding loans has reduced the funds we have available for investment in new loans.  Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds.  This has diminished our capital resources and impaired our ability to invest in new loans.

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale not sold through seller financing, totaling approximately $8.0 million and $1.5 million, respectively, as of June 30, 2008, compared to approximately $5.0 million and $0.6 million, respectively, as of December 31, 2007.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  Because of the estimated value of the underlying properties, we do not currently believe that any losses beyond those already recognized should be incurred from these assets upon final disposition.  However, it is possible that we will not be able to realize the full estimated carrying values upon disposition.

We have no current plans to sell any new units.  In addition, any significant level of redemptions by our members would reduce the capital we have available for investment.  In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year subject to our manager’s discretion.  As of June 30, 2008, the total redemptions made from inception were approximately $8.8 million.  Balances in Members’ capital accounts as of January 1, 2008 were approximately $26.3 million, including deferred income of approximately $1.0 million, which limited redemptions to approximately $2.6 million for calendar 2008.  Total redemptions during the six months ended June 30, 2008, were approximately $2.6 million.  The remaining requests to redeem, as of June 30, 2008, were estimated at approximately, $1.8 million in 2009, $1.8 million in 2010, $1.6 million in 2011, $0.8 million in 2012, $0.8 million in 2013, $0.6 million in 2014, $0.5 million in 2015, $0.3 million in 2016, $0.3 million in 2017, $0.2 million in 2018, $0.2 million in 2019, $0.1 million in 2020, $0.1 million in 2021 and $8,000 in 2022, subject to unit valuation adjustments and results of operations.

At June 30, 2008, we had restricted cash totaling approximately $1.0 million, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006.  The requirement for the deposit expires in November 2008.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 6.0 % to 15.0%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 24 real estate loans, as of June 30, 2008, with a balance of approximately $18.9 million as compared to investments in 26 real estate loans, as of December 31, 2007, with a balance of approximately $21.9 million.

As of June 30, 2008, we had 10 loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $8.0 million, net of allowance for loan losses of approximately $2.8 million, which does not include the allowances of approximately $0.3 million relating to the decrease in the property value for a performing loan as of June 30, 2008.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and concluded that the value of the underlying collateral is sufficient to protect us from loss of principal.  No specific allowance was deemed necessary.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of June 30, 2008, we have provided a specific reserve related to five non-performing loans and two performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager during the year ended December 31, 2007, and the six month ended June 30, 2008.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the six months ended June 30, 2008, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Investments in Real Estate Held for Sale

At June 30, 2008, we held four properties with a total carrying value of approximately $1.5 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit.  For additional information on our investments in real estate held for sale, refer to Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

As of June 30, 2008, we had no contractual obligations nor do we have any interests in non-exchange traded commodity contracts.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2008, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$216,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$1,078,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(216,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(1,078,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2008, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$189,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$946,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(189,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(946,000)

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

Most of our assets consisted of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements.  At June 30, 2008, our aggregate investment in real estate loans was approximately $15.9 million, net of allowance of approximately $3.1 million, with a weighted average effective interest rate of 11.78%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at June 30, 2008, was 18 months.  All but two of the outstanding real estate loans at June 30, 2008, were fixed rate loans.  Both variable interest rate loans were non-performing as of June 30, 2008, see Note D – Investments in Real Estate Loans in the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  None of the real estate loans had prepayment penalties and 17 loans, totaling approximately $10.9 million, had an exit fee.  Out of the 17 loans with an exit fee, 6 loans, totaling approximately $6.1 million, were considered non-performing as of June 30, 2008.

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

The following table contains information about the investment of real estate loans in our portfolio as of June 30, 2008.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2008 through 2012 and thereafter and separately aggregates the information for all maturities arising after 2012.  The carrying values of these assets approximate their fair value as of June 30, 2008.

	Interest Earning Assets Aggregated by Maturity at June 30, 2008
Interest Earning Assets	2008	2009	2010	2011	2012	Thereafter	Total
	(a)
Investments In Real Estate Loans	$18,046,000	$668,000	$200,000	$--	$--	$--	$18,914,000

Weighted Average Interest Rates	11.74%	11.85%	15.00%	--%	--%	--%	11.78%

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to June 30, 2008.

At June 30, 2008, we also had approximately $1.0 million invested in cash and marketable securities – related party (VRM II).  Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans.  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our management, including our manager’s CEO and CFO, as of June 30, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our manager’s CEO and CFO concluded that, as of June 30, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our manager’s CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the second fiscal quarter of 2008.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

RISKS RELATED TO OUR BUSINESS

Defaults on our real estate loans will decrease our revenues and members’ distributions.  Current economic conditions increase the risk of defaults on our loans.

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

As of June 30, 2008, we had in our portfolio approximately $8.0 million in non-performing loans, net of allowance for loan losses of approximately $2.8 million, which does not include allowances of approximately $0.3 million for performing loans, and approximately $1.5 million of real estate held for sale for a total of approximately $9.5 million in non-performing assets, which represented approximately 52% of our members’ equity.  We believe this is largely attributable to difficulties in the real estate and credit markets.  At this time, we are not able to predict how long such difficult economic conditions will continue.

Our weighted average loan-to-value ratio, not including allowance for loan losses, as of June 30, 2008, was 114.10%, as compared to 78.27% as of December 31, 2007, primarily as a result of declining real estate values which have eroded the market value of our collateral.  As a result, we may not be able to recover the full amount of our loans if the borrower defaults.  Moreover, any failure of a borrower to pay interest on loans will reduce our revenues, the distributions we pay to members and, most likely, the value of members’ units.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

A prolonged economic slowdown, lengthy or severe recession or significant increase in interest rates could harm our business.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods can be accompanied by illiquid credit markets and declining real estate values.  During the six month ended June 30, 2008, we, conducted updated appraisals on 15 properties securing our loans, representing approximately 66% of our total loan portfolio value, and concluded that the estimated value of such properties should be reduced by approximately $4.9 million, which negatively impacted our weighted average loan to value ratio.  As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  We are of the opinion that problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary to pay back our loans.  Thus, an extended period of illiquidity in the credit markets could result in a material increase in the number of our loans that are not paid back on time.  Any sustained period of increased delinquencies, defaults or foreclosures will likely have an adverse affect upon our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

Our underwriting standards and procedures are more lenient than many institutional lenders, which may result in a higher level of non-performing assets and less amounts available for distribution.

There may be a greater risk of default by our borrowers, which may impair our ability to make timely distributions and which may reduce the amount we have available to distribute.  Our underwriting standards and procedures are more lenient than many institutional lenders in that we will invest in loans to borrowers who may not be required to meet the credit standards of other financial institutional real estate lenders.  This may lead to an increase in non-performing assets in our loan portfolio and create additional risks of return.  We approve real estate loans more quickly than other lenders.  We rely heavily on third-party reports and information such as appraisals and environmental reports.  Because of our accelerated due diligence process, we may accept documentation that was not specifically prepared for us or commissioned by us.  This creates a greater risk of the information contained therein being out of date or incorrect.  Generally, we will not spend more than 20 days assessing the character and credit history of our borrowers.  Due to the nature of loan approvals, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to the borrower and the security.

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

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  As of June 30, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  Loans with balloon payments are riskier than loans with payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due.  The borrower’s ability to achieve a successful sale or refinancing of the property may be adversely impacted by deteriorating economic conditions or illiquidity in the credit markets.  There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

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
If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of June 30, 2008, none of our loans had a prepayment penalty, although 17 of our loans, totaling approximately $10.9 million, had an exit fee.  Out of the 17 loans with an exit fee, 6 loans, totaling approximately $6.1 million, were considered non-performing as of June 30, 2008.  However, depending upon the amount by which interest rates decline, the amount of the exit fees is generally not significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

Investments in second deeds of trust and wraparound loans are subject to the rights of the first deed of trust.

We may also invest up to 10% of our total real estate loan assets in deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest.  We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.  As of June 30, 2008, approximately 4.6% of our loans were secured by second deeds of trust.

Investment in large loans may reduce our ability to diversify our loan portfolio.

We will generally invest in loans that constitute an amount equal to less than 5% of our total capital.  However, we may invest in a larger loan depending on such factors as the performance of the Fund and the value of the collateral.  These larger loans have greater risk because they may reduce our ability to diversify our loan portfolio.  As of June 30, 2008, our largest loan comprised approximately 8% of our total loan portfolio.

As a result of our small size, we are not able to build a diversified loan portfolio, thereby increasing our risk that defaults on one or more loans could have a material adverse effect upon our operating results.

We are limited in the number of real estate loans in which we may invest and the value of members’ investment will fluctuate with the performance of the specific investments we make.  As of June 30, 2008, we had approximately $18.3 million in members’ equity and $15.9 million in outstanding loans, net of allowance of approximately $3.1 million, and we currently are not raising additional funds through the sale of units.  Accordingly, we are a relatively small fund and will make a limited number of investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make as compared with larger funds.  As a result, our performance will be closely tied to the performance of each loan we invest in and a default on a loan could materially reduce the funds available for distribution.  Our profitability may be affected by the performance of any one of our investments and members’ investment in our units will be subject to greater risk.

Our loan portfolio may exhibit greater risk if it is not diversified geographically.

As of June 30, 2008, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon and Texas, with approximately 47% of our loans in Nevada.  Our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.

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

As of June 30, 2008, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon and Texas.  Depending on the market and on our company’s performance, we plan to expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.

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

Our success depends in part upon the continued contributions of certain key personnel of our manager, including; Michael V. Shustek (Chief Executive Officer and President), Rocio Revollo (Chief Financial Officer) and Daniel B. Stubbs (Senior Vice President, Underwriting) some of whom would be difficult to replace because of their extensive experience in the field, extensive market contacts and familiarity with our company.  If any of these individuals were to cease their employment with our manager, our operating results could suffer.  None of the key personnel of our manager is subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on any of them.  Our future success also depends in large part upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel.  Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets.  Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel.  If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

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

Vestin Mortgage and Vestin Originations received a total of approximately $1.9 million and $3.7 million, respectively, in fees directly from borrowers for the six months ended June 30, 2008.  The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM I, VRM II and inVestin.  Our assets represented approximately 5% of the assets managed by Vestin Mortgage as of June 30, 2008.

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

Holders

As of August 1, 2008, approximately 571 unit holders held 2,278,281 units of interest in the Company.

Distribution Policy

We generally distribute to unit holders on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement).  Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).  Our Operating Agreement also permits distributions of capital.  We made distributions of $650,000 during the six months ended June 30, 2008, which are classified as distribution of capital.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased under the Plans or Programs
April 2008	--	--	None	None
May 2008	--	--	None	None
June 2008	--	--	None	None

(1)
Pursuant to our Operating Agreement, members may request to have their units redeemed.  However, in order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year subject to our manager’s discretion.  Balances in Members’ capital accounts as of January 1, 2008 were approximately $26.3 million, including deferred income of approximately $1.0 million, which limited redemptions to approximately $2.6 million for calendar 2008.  These redemptions have been paid as of June 30, 2008.

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

Date:  August 14, 2008