Form 10-Q
period 2009-03-31
VESTIN FUND III LLC
filed 2009-05-14
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-105017

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

Yes  [   ]    No   [X]

As of May 11, 2009, 2,024,424 units of interest in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$567,000	$1,484,000
Cash - restricted	985,000	985,000
Marketable securities - related party	273,000	360,000
Interest and other receivables, net of allowance for doubtful accounts of $20,000 at March 31, 2009 and $25,000 at December 31, 2008	13,000	18,000
Real estate held for sale	3,319,000	2,734,000
Investment in real estate loans, net of allowance for loan loss of $3,762,000 at March 31, 2009 and $5,446,000 at December 31, 2008	6,108,000	7,866,000
Other assets	6,000	--

Total assets	$11,271,000	$13,447,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$125,000	$135,000
Due to related parties	18,000	67,000
Deferred income	985,000	985,000

Total liabilities	1,128,000	1,187,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 issued and outstanding at March 31, 2009 and 2,248,825 units issued and outstanding at December 31, 2008	10,314,000	12,344,000
Accumulated other comprehensive loss	(171,000)	(84,000)

Total members' equity	10,143,000	12,260,000

Total liabilities and members' equity	$11,271,000	$13,447,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended
	March 31, 2009	March 31, 2008

Revenues
Interest income from investment in real estate loans	$42,000	$414,000
Other	1,000	11,000
Total revenues	43,000	425,000

Operating expenses
Provision for loan loss	154,000	--
Professional fees	58,000	60,000
Professional fees - related party	21,000	2,000
Other	22,000	14,000
Total operating expenses	255,000	76,000

Income (loss) from operations	(212,000)	349,000

Non-operating income
Interest income from banking institutions	7,000	29,000
Dividend income - related party	--	24,000
Total non-operating income	7,000	53,000

Loss from real estate held for sale
Revenue related to real estate held for sale	6,000	--
Write down of real estate held for sale	(467,000)	(612,000)
Expenses related to real estate held for sale	(42,000)	(5,000)
Total loss from real estate held for sale	(503,000)	(617,000)

NET LOSS	$(708,000)	$(215,000)

Net loss allocated to members	$(708,000)	$(215,000)

Net loss allocated to members per weighted average membership unit	$(0.32)	$(0.09)

Weighted average membership units	2,246,332	2,522,875

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

STATEMENTS OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2008	2,248,825	$12,260,000

Comprehensive loss:

Net loss		(708,000)

Unrealized loss on marketable securities		(87,000)

Total comprehensive loss		(795,000)

Members' redemptions	(224,401)	(1,322,000)

Members' equity at March 31, 2009 (unaudited)	2,024,424	$10,143,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(708,000)	$(215,000)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for loan loss	154,000	--
Write downs on real estate held for sale	467,000	612,000
Change in operating assets and liabilities:
Interest receivable	5,000	118,000
Accounts payable and accrued liabilities	(10,000)	7,000
Due to related parties	(49,000)	6,000
Other assets	(6,000)	1,000
Net cash provided (used) by operating activities	(147,000)	529,000

Cash flows from investing activities:
Investments in real estate loans	--	(296,000)
Proceeds from loan payoff	--	1,139,000
Sale of investments in real estate loans to:
Third parties	197,000	--
Proceeds related to investment in real estate held for sale	355,000	--
Net cash provided by investing activities	552,000	843,000

Cash flows from financing activities:
Members' redemptions	(1,322,000)	(2,542,000)
Members' distributions, net of reinvestments	--	(361,000)
Members' distributions - related party	--	(31,000)
Net cash used in financing activities	(1,322,000)	(2,934,000)

NET CHANGE IN CASH	(917,000)	(1,562,000)

Cash, beginning of period	1,484,000	2,720,000

Cash, end of period	$567,000	$1,158,000

Non-cash investing and financing activities:
Adjustment to allowance for loan loss related to sale of investment in real estate loan	$985,000	$--
Impairment on restructured loan reclassified to allowance for loan loss	$30,000	$--
Loan rewritten with same or similar collateral	$--	$468,000
Real estate held for sale acquired through foreclosure	$(1,407,000)	$1,701,000
Unrealized loss on marketable securities - related party	$(87,000)	$(103,000)

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

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

We invest in loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our Operating Agreement as “Mortgage Assets”).  We commenced operations in February 2004.  Under our Operating Agreement, we would continue our operations until December 2023 unless dissolved prior thereto or extended by vote of the members under the provisions of our Operating Agreement.

On May 11, 2009, we filed a proxy statement with the SEC seeking approval to conduct an orderly liquidation of our assets.  A special meeting will be held on July 2, 2009, and proxy materials describing the proposed liquidation plan and the reasons therefore will be disseminated to all holders of record of our limited liability company units as of May 6, 2009.  If the Plan and Dissolution is approved by our members, members will no longer have the right to have their units redeemed by us and we will no longer honor any and all outstanding redemption requests effective as of the adoption of the Plan and Dissolution by our members.

We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.  As a company investing in real estate loans we are subject to certain of the North American Securities Administration Association Mortgage Program Guidelines (the “NASAA Guidelines”) promulgated by the state securities administrators.  Prior to March 5, 2007, we also invested in real estate and were subject to certain of the North American Securities Administration Association Real Estate Guidelines.

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

See review report of Independent Registered Public Accounting Firm.

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC, (“Fund I”), Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC, (“Fund II) and inVestin Nevada, Inc., (“inVestin”) a company wholly owned by our manager’s CEO.  These entities have been formed to invest in real estate loans.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

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

Restricted Cash

We have restricted cash, which relates to a cash deposit held as collateral by a banking institution for an irrevocable stand by letter of credit to support rent payments on the property we sold during November 2006.  The requirement for the deposit expires at the end of the lease on August 31, 2014.

Revenue Recognition

Interest is recognized as revenue on performing loans when earned according to the terms of the loans, using the effective interest method.  We do not accrue interest income on loans once they are determined to be non-performing.  A loan is non-performing when based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.  Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction.  Interest is recognized on impaired loans on the cash basis method.

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

See review report of Independent Registered Public Accounting Firm.

Investments in real estate loans are secured by deeds of trust or mortgages.  Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity.  We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost.  Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate.  Loan-to-value ratios are initially based on appraisals obtained at the time of loan origination and are updated, when new appraisals are received or when management’s assessment of the value has changed, to reflect subsequent changes in value estimates.  Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include troubled debt restructuring, and performing and non-performing loans in which full payment of principal or interest is not expected. The Company calculates an allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of its collateral.

Loans that have been modified from their original terms are evaluated to determine if the loan meets the definition of a Troubled Debt Restructuring (“TDR”) in accordance with Statement of Financial Accounting Standards (“FAS”)  15, Accounting by Debtor and Creditors for Troubled Debt Restructurings and FAS 114, Accounting by Creditors for Impairment of a Loan – an amendment of FAS  5 and 15.  When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry.  We, and our manager generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

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

See review report of Independent Registered Public Accounting Firm.

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

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  While pursuing foreclosure actions, we seek to identify potential purchasers of such property.  It is not our intent to invest in or own real estate as a long-term investment.  In accordance with FAS 144 – Accounting for the Impairment or Disposal of Long Lived Assets (“FAS 144”), we generally seek to sell properties acquired through foreclosure as quickly as circumstances permit.  The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Classification of Operating Results from Real Estate Held for Sale

FAS 144 generally requires operating results from long lived assets held for sale to be classified as discontinued operations as a separately stated component of net income.  Our operations related to real estate held for sale are separately identified in the accompanying statements of income.

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of March 31, 2009.  All securities are classified as available-for-sale under the provisions of FAS 115 – Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”).

See review report of Independent Registered Public Accounting Firm.

We evaluate our available-for-sale investment for other-than-temporary impairment charges in accordance with Emerging Issues Task Force, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and it’s Application to Certain Investments.  FAS 115 and EITF 03-1 require us to determine when an investment is considered non-performing (i.e., decline in fair value below its amortized cost), and evaluate whether the impairment is other than temporary (i.e., investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

According to the SEC Staff Accounting Bulletin, Topic 5: Miscellaneous Accounting, M - Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, there are numerous factors to be considered in such an evaluation and their relative significance will vary from case to case.  The following are a few examples of the factors that individually or in combination, indicate that a decline is other than temporary and that a write down of the carrying value is required:

•	The length of the time and the extent to which the market value has been less than cost;

•
The financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential; or

•	The intent and ability of the holder to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Fair Value Disclosures

On January 1, 2008, we adopted FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”).  If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs.  The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value.  At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings.

We chose not to elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for financial assets and liabilities transacted during the three months ended March 31, 2009.  Therefore, the adoption of FAS 159 had no impact on our financial statements.

On January 1, 2008, we also adopted FAS No. 157, Fair Value Measurements (“FAS 157”), as required for financial assets and liabilities, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, a one-year deferral of FAS 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The adoption of FAS 157 for our financial assets and liabilities did not have a material impact on our financial statements.  We do not expect the adoption of FAS 157 as it pertains to non-financial assets and liabilities to have a material impact on our financial statements.

See review report of Independent Registered Public Accounting Firm.

Under FAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows.  FAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources.  Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances.  The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1 – Valuations based on quoted prices in active markets for identical instruments that the Company is able to access.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•
Level 2 – Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, which utilize the Company’s estimates and assumptions.

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

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash, marketable securities related party and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits based on management review of these financial institutions.  As of March 31, 2009 and December 31, 2008, we had approximately $2.2 million and $1.7 million, respectively, in excess of the federally insured limits.

As of March 31, 2009, 45%, 27%, 14% and 10% of our loans were in Nevada, Oregon, California and Oklahoma, respectively, compared to 40%, 20%, 11% and 8% at December 31, 2008, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

See review report of Independent Registered Public Accounting Firm.

At March 31, 2009 and December 31, 2008, the loan to our largest borrower represented 15% and 11%, respectively, of our total investment in real estate loans.  This commercial property real estate loan is located in Oregon, with a first lien position and an outstanding balance of approximately $1.5 million.  As of March 31, 2009, this loan was considered non-performing.

The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash.  As the economy continues to weaken and credit continues to become more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  In addition, an increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on our borrower’s ability to refinance.

Common Guarantors

As of March 31, 2009 and December 31, 2008, two loans totaling approximately $2.7 million, representing approximately 27.1% and 20.1%, respectively, of our portfolio’s total value, had a common guarantor.  Both loans were considered non-performing as of March 31, 2009 and December 31, 2008.

As of March 31, 2009 and December 31, 2008, five loans totaling approximately $1.7 million, representing approximately 17.7% and 13.1% of our portfolio’s total value, had a common guarantor.  All five loans were considered performing as of March 31, 2009 and December 31, 2008.  During the three months ended March 31, 2009, these loans have been modified, whereby the interest rate was reduced from 10.5% to 8% starting in January 2009.  Interest payments are payable monthly, ranging from 3.0% to 4.25%, beginning January 25, 2009, and accrued at a range of 3.75% to 5.0% payable at the maturity of the loan.  Deferred interest on these loans will be recorded as interest income as cash is collected.

As of December 31, 2008, we had two loans totaling approximately $2.4 million, representing approximately 18.0% of our portfolio’s total value, with a common guarantor.  Both loans were considered non-performing as of December 31, 2008.  During the three months ended March 31, 2009, we foreclosed upon one of these loans, totaling $1.0 million, and classified it as real estate held for sale; see Note F – Real Estate Held for Sale.

For additional information regarding the above non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2009 and December 31, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we may invest in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2009, we had approximately $0.7 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $17.1 million.  These loans had interest reserves of approximately $0.9 million, of which our portion was $17,000.  As of March 31, 2009, one of these loans, totaling approximately $5.9 million, which had interest reserves, were considered non-performing.  This loan’s interest reserves, totaling $18,000, of which our portion was $1,000, have been suspended as of March 31, 2009 and we no longer draw monthly interest income from it.  At December 31, 2008, we had approximately $1.1 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $24.0 million.  These loans had interest reserves of approximately $1.5 million, of which our portion was $35,000.

On March 23, 2008, we, VRM I and VRM II, sold the Peoria 180, LLC loan to an unrelated third party for $3.0 million, of which our portion was approximately $0.2 million.  The sale resulted in no gain or loss.

See review report of Independent Registered Public Accounting Firm.

As of March 31, 2009, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.

Loan Portfolio

Investments in real estate loans as of March 31, 2009, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	9	6,555,000	11.12%	66.41%	85.30%
Construction	4	1,622,000	8.00%	16.44%	98.79%
Land	2	1,693,000	12.83%	17.15%	89.81%
Total	15	$9,870,000	10.90%	100.00%	89.15%

Investments in real estate loans as of December 31, 2008, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	10	7,815,000	11.24%	58.71%	95.54%
Construction	4	1,622,000	10.50%	12.18%	102.60%
Land	4	3,875,000	12.31%	29.11%	94.76%
Total	18	$13,312,000	11.46%	100.00%	96.60%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of March 31, 2009 and December 31, 2008, was 9.07% and 10.40%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of March 31, 2009 and December 31, 2008:

Loan Type	Number of Loans	March 31, 2009 Balance *	Portfolio Percentage	Number of Loans	December 31, 2008 Balance *	Portfolio Percentage

First deeds of trust	11	$8,885,000	90.02%	14	$12,326,000	92.59%
Second deeds of trust	4	985,000	9.98%	4	986,000	7.41%
Total	15	$9,870,000	100.00%	18	$13,312,000	100.00%

*	Please see Balance Sheet Reconciliation below.

See review report of Independent Registered Public Accounting Firm.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2009:

Non-performing and past due loans (a)	$7,463,000
April 2009 – June 2009	--
July 2009 – September 2009	--
October 2009 – December 2009	468,000
January 2010 – March 2010	--
April 2010 – June 2010	200,000
July 2010 – September 2010	--
October 2010 – December 2010	118,000
January 2011 – March 2011	1,621,000
Thereafter	--

Total	$9,870,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to March 31, 2009.

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2009 and December 31, 2008:

	March 31, 2009 Balance *	Portfolio Percentage	December 31, 2008 Balance *	Portfolio Percentage

Arizona	$200,000	2.03%	$2,672,000	20.07%
California	1,400,000	14.18%	1,400,000	10.52%
Nevada	4,400,000	44.58%	5,370,000	40.34%
Oklahoma	1,000,000	10.13%	1,000,000	7.51%
Oregon	2,670,000	27.05%	2,670,000	20.06%
Texas	200,000	2.03%	200,000	1.50%
Total	$9,870,000	100.00%	$13,312,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets.

	March 31, 2009 Balance (a)	December 31, 2008 Balance (a)
Balance per loan portfolio	$9,870,000	$13,312,000
Less:
Allowance for loan losses (b)	(3,762,000)	(5,446,000)
Balance per balance sheet	$6,108,000	$7,866,000

(a)
As of December 31, 2008, the 2503 Panorama, LLC loan included an impairment reserve, applied to the loan balance, of $30,000.  During March 2009, the impairment reserve for these two loans was reclassified to their existing allowance for loan losses.

(b)	Please refer to Specific Reserve Allowance below.

See review report of Independent Registered Public Accounting Firm.

Non-Performing Loans

As of March 31, 2009, we had eight loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $4.0 million, net of allowance for loan losses of approximately $3.4 million, which does not include the allowances of approximately $0.4 million relating to performing loans as of March 31, 2009.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  At March 31, 2009, the following loans were non-performing:

•
Monterrey Associates, L.P. is a non-performing loan, which was originally secured by various real estate collateral, including a 248 unit apartment complex in Oklahoma City, Oklahoma.  The outstanding balance on the loan is approximately $4.4 million, of which our portion is $1.0 million.  As of March 31, 2009, this loan has been considered non-performing for the last 31 months.  Our manager brought foreclosure and other legal proceedings to protect our interest in the collateral.  The borrowers have alleged that our lien on the Oklahoma City apartment complex was extinguished as a result of our foreclosure of a Deed of Trust and sale of other collateral located in Kansas City, Missouri securing the non-performing loan.  We filed a Petition to set aside the sale of the Missouri collateral, which the court dismissed and was affirmed on appeal.  We are vigorously contesting Monterrey’s position in Oklahoma; however, we cannot determine at this time the outcome of these legal proceedings.  As of March 31, 2009, based on our manager’s evaluation, our manager has provided a specific allowance for the full amount of the loan totaling approximately $4.4 million, of which our portion is approximately $1.0 million.

•
WCP Warm Springs Holdings 1, LLC is a loan to provide financing for 10 acres of vacant land located in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $8.5 million, of which our portion is $1.4 million.  As of March 31, 2009, this loan has been considered non-performing for the last 10 months.  On October 29, 2008, the borrower filed for bankruptcy protection.  Our manager was successful in lifting the automatic stay, and has commenced both foreclosure proceedings and litigation to enforce the personal guarantees.  On May 7, 2009, we, VRM I and VRM II foreclosed on this property and classified it as real estate held for sale.  of March 31, 2009, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of approximately $4.1million, of which our portion is approximately $0.7 million.

•
Babuski, LLC is a loan to provide financing for 9.23 acres of land in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $9.5 million, of which our portion is approximately $0.3 million.  The borrowers defaulted and the loan became non-performing.  On October 16, 2008, we, VRM I and VRM II entered into a forbearance agreement to postpone the foreclosure date on the property.  The guarantor paid $250,000 for cost and interest due related to the loan.  As of April 30, 2009, the borrower paid an additional $100,000 in cost and interest due, of which our portion was $3,000.  As of March 31, 2009, this loan has been considered non-performing for the last 10 months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  As of March 31, 2009, based on our manager’s evaluation and an updated appraisal, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of March 31, 2009.

See review report of Independent Registered Public Accounting Firm.

•
Barger Road Cottages, LLC is a commercial loan to provide financing for the Alpine Meadow Retirement Community, consisting of 23 cottage units with garages, community building and surplus land, located in Eugene, OR.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $6.0 million, of which our portion is approximately $1.5 million.  As of March 31, 2009, this loan has been considered non-performing for the last 10 months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  On January 7, 2009, the main principal of the borrower filed for bankruptcy protection and has filed a motion to enjoin us from proceeding to foreclose.  This motion was denied.  On March 9, 2009, the United States District Court for the District of Oregon, entered its Order Granting Preliminary Injunction and Appointing Receiver, which has the effect of enjoining us from proceeding with our foreclosure.  We have filed a motion to lift the injunction and allow us to proceed with our foreclosure.  We are opposing the motion and we are confident that we will prevail in our position.  As of March 31, 2009, based on our manager’s evaluation and an updated appraisal, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of March 31, 2009.

•
Lohrey Investments, LLC is a commercial loan to provide financing for income producing property located in Gilroy, CA.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $16.0 million, of which our portion is $1.4 million.  As of March 31, 2009, this loan has been considered non-performing for the last nine months.  Our manager has commenced foreclosure proceedings, and has been awarded a default judgment against the guarantors for approximately $21.3 million, although it cannot be determined at this time how much, if any, can be recovered from the guarantors.  During October 2008, the tenant, who is a related party to the borrower, filed for bankruptcy protection.  On January 6, 2009, the borrower filed for bankruptcy protection and on February 11, 2009, the guarantors filed for bankruptcy protection.  The property is not currently generating any income.  As of March 31, 2009, based on our manager’s evaluation and an updated appraisal obtained during May 2009, our manager has provided a specific allowance of approximately $9.0 million, of which our portion is approximately $0.8 million.

•
Cascadia Canyon, LLC is a commercial loan to provide financing for 12.39 acres of land plus the SUMCO North Campus and SUMCO South Campus located in Salem, OR.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is approximately $19.5 million, of which our portion is approximately $1.2 million.  As of March 31, 2009, this loan has been considered non-performing for the last eight months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  As of March 31, 2009, based on our manager’s evaluation, an updated appraisal and current sales price, our manager has provided a specific allowance totaling approximately $10.3 million, of which our portion is approximately $0.6 million.

•
Spectrum Town Center Property, LLC is a commercial loan to provide bridge financing for a shadow anchored multi-tenant retail property located in Gilbert, AZ.  The loan is secured by a second lien on the property, with a pre-existing first lien of $20.0 million, and is guaranteed by the principals of the borrower.  The outstanding balance on the second lien loan is approximately $14.0 million, of which our portion is $0.2 million.  As of March 31, 2009, this loan has been considered non-performing for the last month.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  As of March 31, 2009, based on our manager’s evaluation and an updated appraisal, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of March 31, 2009.

See review report of Independent Registered Public Accounting Firm.

•
2503 Panorama, LLC is a commercial loan for a 5,700 square foot penthouse located on the 25th floor of the Panorama Towers I, located in Las Vegas, NV.  The loan is secured by a first lien on the property and is guaranteed by the principals of the borrower.  The outstanding balance on the loan is approximately $6.2 million, of which our portion is $0.5 million.  As of March 31, 2009, this loan has been non-performing for the last month.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  During March 2009, the impairment reserve for this loan, totaling approximately $0.4 million, of which our portion was $30,000, was reclassified to its existing allowance for loan losses.  As of March 31, 2009, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of $4.4 million, of which our portion is approximately $0.4 million.

The following schedule summarizes the non-performing loans as of March 31, 2009:

Loan Name	Balance at March 31, 2009	Allowance for Loan Loss **	Net Balance at March 31, 2009	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
Monterrey Associates, L.P.	$1,000,000	$(1,000,000)	$--	9/1/2006	31	23%
WCP Warm Springs Holdings 1, LLC	1,400,000	(673,000)	727,000	5/10/2008	10	16%
Babuski, LLC	293,000	--	293,000	6/17/2008	10	3%
Barger Road Cottages, LLC	1,520,000	--	1,520,000	12/5/2008	10	25%
Lohrey Investments, LLC	1,400,000	(784,000)	616,000	10/29/2008	9	9%
Cascadia Canyon, LLC	1,150,000	(606,000)	544,000	2/12/2009	8	6%
Spectrum Town Center Property, LLC	200,000	--	200,000	4/30/2009	1	1%
2503 Panorama, LLC	500,000	(352,000)	148,000	2/2/2010	1	8%
	$7,463,000	$(3,415,000)	$4,048,000

*	Please refer to Specific Reserve Allowances below.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Management’s evaluation may include, but is not limited to, appraisals, real estate broker comps, the borrower’s current financial standing and other market conditions.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of March 31, 2009, we have provided specific reserves, related to five non-performing loans and six performing loans, of approximately $3.8 million.  Our manager evaluated the loans and, based on current estimates regarding the value of the remaining underlying collateral or the borrowers’ ability to pay, believes that such collateral is sufficient to protect us against further losses of principal.  However, such estimates could change or the value of underlying real estate could decline.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded in future periods.

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

Specific Reserve Allowances

The following table is a roll-forward of the allowance for loan losses for the three months ended March 31, 2009.  Following the table is a discussion of the status of each identified loan and the reasons for the recording of additional reserves during the three months ended March 31, 2009.

See review report of Independent Registered Public Accounting Firm.

Description	Balance at December 31, 2008	Specific Reserve Allocation		Sales & Transfers to REO		Balance at March 31, 2009
Monterrey Associates, L.P.	$1,000,000	$		$		$1,000,000
Peoria 180, LLC	985,000				(985,000)	--
Terravita, LLC (a)	118,000					118,000
Redwood Place, LLC (b)	601,000				(601,000)	--
2503 Panorama, LLC	322,000		30,000			352,000
WCP Warm Springs Holdings 1, LLC	673,000					673,000
Lohrey Investments, LLC	630,000		154,000			784,000
World Capital Durango Alpha (b)	282,000				(282,000)	--
Wolfpack Properties, LLC (a)	71,000					71,000
ExecuSuite Properties, LLC (a)	34,000					34,000
SE Property Investments, LLC (a)	26,000					26,000
Devonshire, LLC (a)	91,000					91,000
Building A, LLC & Building C, LLC (a)	7,000					7,000
Cascadia Canyon, LLC	606,000					606,000
Total	$5,446,000		$184,000		$(1,868,000)	$3,762,000

(a)	As of March 31, 2009, these loans were considered performing.

(b)	During the three months ended March 31, 2009, these properties were foreclosed upon and classified as real estate held for sale.

Monterrey Associates, L.P. – As of March 31, 2009, our manager has provided a specific reserve allowance for the outstanding balance of the loan, related to a non-performing commercial loan on a 248-unit apartment complex in Oklahoma City, OK, of approximately $4.4 million, of which our portion was $1.0 million.  This specific reserve allowance was based on our manager’s evaluation and an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2008.  Our manager will continue to evaluate our position in the loan.

Terravita, LLC – During the year ended December 31, 2007, our manager provided a specific reserve allowance, related to a commercial loan on a 100-unit condominium/apartment project in North Las Vegas, NV, totaling approximately $0.7 million, of which our portion was approximately $0.1 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower, obtained by our manager during January 2008.  During February 2008, the loans on the Terravita LLC property, with first and second positions were rewritten into one loan, which included a principal pay down of $6.6 million, with a second position totaling approximately $3.1 million of which our portion is approximately $0.5 million.  The terms of the rewritten loan remain the same as those of the original loans and the loan was performing as required as of March 31, 2009.  Our manager will continue to evaluate our position in the loan.

2503 Panorama, LLC – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan for a 5,700 square foot penthouse located on the 25th floor of Panorama Towers I in Las Vegas, NV, of approximately $4.4 million, of which our portion is approximately $0.4 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during February 2009.  During March 2009, we reclassified an impairment reserve of $30,000 to the specific reserve allowance.  Our manager will continue to evaluate our position in the loan.

See review report of Independent Registered Public Accounting Firm.

WCP Warm Springs Holdings 1, LLC – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan on 10 acres of vacant land located in Las Vegas, NV, of approximately $4.1 million, of which our portion is approximately $0.7 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during September 2008.  Our manager will continue to evaluate our position in the loan.

Lohrey Investments, LLC – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan on income producing property located in Gilroy, CA, of approximately $9.0 million, of which our portion is approximately $0.8 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during May 2009.  Our manager will continue to evaluate our position in the loan.

Casciadia Canyon, LLC, – As of March 31, 2009, our manager has provided a specific reserve allowance, related to an non-performing loan on 12.39 acres of land plus the SUMCO North Campus and SUMCO South Campus located in Salem, OR, of approximately $10.3 million, of which our portion is approximately $0.6 million.  This specific reserve allowance was based on the current sales price of the underlying collateral for this loan.  Our manager will continue to evaluate our position in the loan.

Wolfpack Properties, LLC, – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a performing loan on a 22,000 SqFt Class A Office Building "B" of Village Business Park located on 1.48 acres of land located in Las Vegas, NV, of approximately $1.2 million, of which our portion is $71,000.  During the three months ended March 31, 2009, this loan was modified, whereby the interest rate was reduced to 8% starting in January 2009.  Interest payments are payable monthly at 4.25%, beginning January 25, 2009, and accrued at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

ExecuSuite Properties, LLC, – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a performing loan on 22,000 SqFt Class A Office Building "D" of Village Business Park located on 1.48 acres of land located in Las Vegas, NV, of approximately $0.6 million, of which our portion is $34,000.  During the three months ended March 31, 2009, this loan was modified, whereby the interest rate was reduced to 8% starting in January 2009.  Interest payments are payable monthly at 4.25%, beginning January 25, 2009, and accrued at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

SE Property Investments, LLC, – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a performing loan on 22,000 SqFt Class A Office Building "E" of Village Business Park located on 1.48 acres of land located in Las Vegas, NV, of approximately $0.4 million, of which our portion is $26,000.  During the three months ended March 31, 2009, this loan was modified, whereby the interest rate was reduced to 8% starting in January 2009.  Interest payments are payable monthly at 4.25%, beginning January 25, 2009, and accrued at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

Devonshire, LLC, – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a performing loan on 22,000 SqFt Class A Office Building "F" of Village Business Park located on 1.48 acres of land located in Las Vegas, NV, of approximately $1.6 million, of which our portion is $91,000.  During the three months ended March 31, 2009, this loan was modified, whereby the interest rate was reduced to 8% starting in January 2009.  Interest payments are payable monthly at 4.25%, beginning January 25, 2009, and accrued at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

See review report of Independent Registered Public Accounting Firm.

Building A, LLC & Building C, LLC, – As of March 31, 2009, our manager has provided a specific reserve allowance, related to a second lien position performing loan on 3.18 acres of land lying within the Village Business Park and a 45,622 SqFt Office Building "C" of Village Business Park located on 1.48 acres of land located in Las Vegas, NV, of $106,000, of which our portion is $7,000.  During the three months ended March 31, 2009, this loan was modified, whereby the interest rate was reduced to 8% starting in January 2009.  Interest payments are payable monthly at 3.0%, beginning January 25, 2009, and accrued at 5.0% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009.  Our manager will continue to evaluate our position in the loan.

As of March 31, 2009, our manager had granted extensions on 11 loans, totaling approximately $97.0 million, of which our portion was approximately $7.8 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  However, our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and principal.  Subsequent to their extension, 6 of the 11 loans have become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at March 31, 2009 of approximately $64.9 million, of which our portion is approximately $5.7 million.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans.  The amount of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment.  On a quarterly basis, our manager evaluates our real estate loan portfolio for impairment.  The fact that a loan is temporarily past due does not necessarily mean that the loan is non-performing.  Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of March 31, 2009 and December 31, 2008:

See review report of Independent Registered Public Accounting Firm.

	As of March 31, 2009
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$2,013,000	$--	$2,013,000
Non-performing loans – related allowance	5,450,000	(3,415,000)	2,035,000
Subtotal nonperforming loans	7,463,000	(3,415,000)	4,048,000

Performing loans – no related allowance	200,000	--	200,000
Performing loans – related allowance	2,207,000	(347,000)	1,860,000
Subtotal performing loans	2,407,000	(347,000)	2,060,000

Total	$9,870,000	$(3,762,000)	$6,108,000

*           Please refer to Specific Reserve Allowances above.

	As of December 31, 2008
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$1,813,000	$--	$1,813,000
Non-performing loans – related allowance	8,422,000	(4,777,000)	3,645,000
Subtotal nonperforming loans	10,235,000	(4,777,000)	5,458,000

Performing loans – no related allowance	400,000	--	400,000
Performing loans – related allowance	2,677,000	(669,000)	2,008,000
Subtotal performing loans	3,077,000	(669,000)	2,408,000

Total	$13,312,000	$(5,446,000)	$7,866,000

Our manager evaluated our loans and, based on current estimates with respect to the value of the underlying collateral, believes that such collateral is sufficient to protect us against further losses of principal or interest.  However, such estimates could change or the value of the underlying real estate could decline.  Our manager will continue to evaluate our loans in order to determine if any other allowance for loan losses should be recorded.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of March 31, 2009, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.83% of their total outstanding common stock.

In accordance with FAS 115 and FSP FAS 115-1 and FAS 124-1, we evaluated our investment in VRM II’s common stock and determined there was an other-than-temporary impairment as of September 30, 2008.  Based on this evaluation we impaired our investment to its fair value, as of September 30, 2008, to $3.89 per share.

As of March 31, 2009, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss since September 30, 2008.  Based on that evaluation and our ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider our investment in VRM II to be other-than-temporarily impaired at March 31, 2009.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

See review report of Independent Registered Public Accounting Firm.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2009, we held nine properties with a total carrying value of approximately $3.3 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  One of these properties generated net income from rentals or other sources during the three months ended March 31, 2009 totaling $6,000.  Expenses incurred during the three months ended March 31, 2009, related to our real estate held for sale totaled $503,000.  These expenses included $467,000 in write downs on real estate held for sale.  The summary below includes our percentage of ownership in each of the properties.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  Set forth below is a roll-forward of investments in real estate held for sale during the three months ended March 31, 2009:

Description	Date Acquired	Percentage of Ownership	Balance at December 31, 2008	Acquisitions	Write Downs	Net Cash Proceeds on Sales	Balance at March 31, 2009

Rio Vista Nevada, LLC (1)	12/21/2006	2%	$44,000	$--	$--	$--	$44,000
Pirates Lake, LTD (2)	2/5/2008	16%	303,000	--	--	--	303,000
Brawley CA 122, LLC (3)	5/1/2008	33%	306,000	--	(122,000)	--	184,000
V & M Homes at the Palms, Inc. (4)	7/15/2008	36%	418,000	--	--	--	418,000
MRPE, LLC (5)	8/11/2008	8%	530,000	--	--	--	530,000
Jeffrey's Court, LLC (6)	9/3/2008	20%	725,000	--	--	--	725,000
Cliff Shadows Properties, LLC (7)	9/8/2008	5%	408,000	--	--	(355,000)	53,000
Redwood Place, LLC (8)	1/16/2009	9%	--	688,000	(173,000)	--	515,000
World Capital Durango Alpha (9)	3/30/2009	14%	--	719,000	(172,000)	--	547,000

			$2,734,000	$1,407,000	$(467,000)	$(355,000)	$3,319,000

(1)
Rio Vista Nevada, LLC – During December 2006, we, VRM I and VRM II acquired through foreclosure proceedings 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA.  During the three months ended March 31, 2009, our manager evaluated the carrying value of real estate acquired through foreclosure located in Cathedral City, California.  Based on our manager’s evaluation and an updated appraisal obtained during February 2009, no write-down was necessary during the three months ended March 31, 2009.

(2)
Pirates Lake, LTD – During February 2008, we, VRM I and VRM II acquired through foreclosure proceedings approximately 46.75 acres of land in Galveston, TX.  During the three months ended March 31, 2009, our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in October 2008 and the current sales price, no write-down was necessary during the three months ended March 31, 2009.  The property is currently listed for sale at $1.8 million, which approximates the total book value, plus selling costs, for this property held by us, VRM I and VRM II.

(3)
Brawley CA 122, LLC – During May 2008, we, VRM I, and VRM II acquired through foreclosure proceedings a 25 acre proposed 122 single-family subdivision to be known as River Drive Subdivision in Brawley, CA.  Our manager has evaluated the carrying value of the property and based on the current sales price, the property was written down approximately $0.3 million, of which our portion was approximately $0.1 million during the three months ended March 31, 2009.  The property is currently under contract for sale at $600,000, with an estimated closing date of June 12, 2009.

See review report of Independent Registered Public Accounting Firm.

(4)
V & M Homes at the Palms, Inc. – During July 2008, we, VRM I, and VRM II acquired through foreclosure proceedings an 80 acre parcel of land in Florence, AZ.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in February 2009, no write-down was necessary during the three months ended March 31, 2009.  The property is currently listed for sale at $1.5 million.

(5)
MRPE, LLC – During August 2008, we, VRM I, and VRM II acquired through foreclosure proceedings 132.03 acres of land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV.  Our manager has evaluated the carrying value of the property and based on its analysis, updated appraisal obtained in January 2009, and current sales price, no write-down was necessary during the three months ended March 31, 2009.  The property is currently listed for sale at approximately $7.0 million, which approximates the total book value, plus selling costs, for this property held by us, VRM I and VRM II.

(6)
Jeffrey's Court, LLC – During September 2008, we, VRM I, and VRM II acquired through foreclosure proceedings 4.92 acres of land to be developed into 119 condominium units in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on its analysis, updated appraisal obtained in January 2009, and current sales price, no write-down was necessary during the three months ended March 31, 2009.

(7)
Cliff Shadows Properties, LLC – During September 2008, we, VRM I, and VRM II acquired through foreclosure proceedings a 106 Unit Townhouse Project known as Cliff Shadows Townhomes located in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in September 2008 and the current purchase agreement, no write-down was necessary during the three months ended March 31, 2009.  During January 2009, our manager received a sales agreement to purchase the property for approximately $9.6 million, of which our portion would be approximately $0.5 million.  On March 6, 2009, we, VRM I, and VRM II completed the sale of 98 units, with the remaining units pending final escrow.

(8)
Redwood Place, LLC – On January 16, 2009, we, VRM I, and VRM II, acquired through foreclosure proceedings a 186-unit apartment complex located in Phoenix, Arizona.  During the three months ended March 31, 2009, this property generated net income of $6,000.  Our manager has evaluated the carrying value of the property and based on the current purchase agreement, the property was written down approximately $2.0 million, of which our portion was approximately $0.2 million during the three months ended March 31, 2009.

(9)
World Capital Durango Alpha – On March 30, 2009, we, VRM I, and VRM II acquired through foreclosure proceedings 9.27 acres of land located in Las Vegas, NV.  The property is currently under contract to sell for approximately $4.3 million.  Our manager has evaluated the carrying value of the property and based on its estimate, the property was written down approximately $1.2 million, of which our portion was approximately $0.2 million during the three months ended March 31, 2009.

NOTE G — RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties.  Pursuant to the terms of our Operating Agreement, such acquisitions and sales are made without any mark up or mark down.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three months ended March 31, 2009 and 2008.

We paid pro rata distributions owed to our manager totaling $0 and $9,000, during the three months ended March 31, 2009 and 2008, respectively, based upon 54,863 units owned by our manager.

See review report of Independent Registered Public Accounting Firm.

In connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which may be drawn upon by the Purchaser should Vestin Group default on its lease obligations.  Vestin Group is currently engaged in a dispute with the Purchaser and has not paid certain amounts allegedly due under its lease totaling approximately $0.5 million, as of May 1, 2009.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless in the event that the Purchaser draws upon the letter of credit and we incur an obligation to reimburse the bank which issued the letter of credit.

On March 6, 2009, we, VRM I, and VRM II completed the sale of 98 of the 106 Cliff Shadows Properties, LLC units, to an unrelated third party, with the remaining units pending final escrow.  In accordance with our Operating Agreement, we, VRM I and VRM II paid our manager an administrative fee of $282,000, shared pro-rata between us, VRM I and VRM II.

As of March 31, 2009, we owed our manager $3,000.  As of December 31, 2008, we owed our manager $58,000, primarily related to loan extension fees.

Transactions with Other Related Parties

As of March 31, 2009 and March 31, 2008, we owned 114,117 common shares of VRM II, representing approximately 0.83% and 0.77%, respectively, of their total outstanding common stock.  For the three months ended March 31, 2009 and 2008 we recognized $0 and $24,000, respectively, in dividend income from VRM II based on the number of shares we held on the dividend record dates.

As of March 31, 2009, we owed VRM II $11,000.  As of December 31, 2008, we owed VRM II $9,000.

As of March 31, 2009, we owed VRM I $4,000.  As of December 31, 2008, we did not have a balance due to or from VRM I.

We paid pro rata distributions owed to inVestin totaling $0 and $5,000, during the three months ended March 31, 2009 and 2008, respectively, based upon 34,856 units owned by inVestin.

We paid pro rata distributions owed to Shustek Investments, a company wholly owned by our manager’s CEO, totaling $0 and $17,000, during the three months ended March 31, 2009 and 2008, respectively, based upon 160,857 units owned by Shustek Investments.

During the three months ended March 31, 2009 and 2008, we incurred $21,000 and $2,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.

NOTE H — MEMBERS’ EQUITY

Allocations and Distributions

In accordance with our Operating Agreement, profits, gains and losses are to be credited to and charged against each member’s capital account in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Distributions are paid monthly to members; however, on August 27, 2008, we suspended payment of distributions as a result of our current losses.  For the three months ended March 31, 2009, there were no distributions to members, compared to approximately $0.4 million during the three months ended March 31, 2008.

See review report of Independent Registered Public Accounting Firm.

Working Capital Reserves

We are required by our Operating Agreement to maintain working capital reserves of approximately 3% of the aggregate capital accounts of the members.  This reserve is available to pay any future expenses in excess of revenues, satisfy obligations of underlying secured properties, expend money to satisfy our unforeseen obligations and other permitted uses of our working capital.  Working capital reserves up to 3% in cash, cash equivalents, certificates of deposit, short-term investments and marketable securities are excluded from the funds committed to investments in determining what proportion of the offering proceeds and reinvested distributions have been invested in real estate loans or real property.

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2009.  Based on this review the value of members’ capital accounts was adjusted from $5.89 per unit to $5.50 per unit, as of April 1, 2009.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

Redemption Limitation

Under our Operating Agreement, our members have limited withdrawal rights.  The withdrawal rights are subject to various limitations set forth in our Operating Agreement intended to protect our financial health and our status under the Internal Revenue Code.  These limitations provide, among other things, that withdrawals may not exceed 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year, subject to our manager’s discretion which may be exercised in accordance to our Operating Agreement.  As of March 31, 2009, the total redemptions made from inception were approximately $10.4 million.  Balances in Members’ capital accounts as of January 1, 2009 were approximately $13.2 million, including deferred income of approximately $1.0 million, which limited redemptions to approximately $1.3 million for calendar 2009.  Total redemptions during the three months ended March 31, 2009, were approximately $1.3 million.  The remaining requests to redeem, as of March 31, 2009, were estimated at approximately, $1.1 million in 2010, $1.0 million in 2011, $0.8 million in 2012, $0.4 million in 2013, $0.2 million in 2014, $0.2 million in 2015, $0.4 million in 2016, $0.1 million in 2017 and $0.1 million in 2018, subject to unit valuation adjustments and results of operations.

On May 11, 2009, we filed a proxy statement with the SEC seeking approval to conduct an orderly liquidation of our assets.  A special meeting will be held on July 2, 2009, and proxy materials describing the proposed liquidation plan and the reasons therefore will be disseminated to all holders of record of our limited liability company units as of May 6, 2009.  If the Plan and Dissolution is approved by our members, members will no longer have the right to have their units redeemed by us and we will no longer honor any and all outstanding redemption requests effective as of the adoption of the Plan and Dissolution by our members.

NOTE I — FAIR VALUE

As of March 31, 2009, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, our degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, FAS 157 requires that an asset or liability be classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.

See review report of Independent Registered Public Accounting Firm.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.  We use prices and inputs that are current as of the measurement date, including during periods of market dislocation, such as the recent illiquidity in the auction rate securities market.  In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments.  This condition may cause our financial instruments to be reclassified from Level 1 to Level 2 or Level 3 and/or vice versa.

FAS 157 requires that the valuation techniques used by us be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach.  Our Level 1 inputs are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges.  Our Level 2 inputs are primarily based on the market approach of quoted prices in active markets or current transactions in inactive markets for the same or similar collateral that do not require significant adjustment based on unobservable inputs.  Our Level 3 inputs are primarily based on the income and cost approaches, specifically, discounted cash flow analyses, which utilize significant inputs based on our estimates and assumptions.

The following table presents the valuation of our financial assets and liabilities as of March 31, 2009 measured at fair value on a recurring basis by the input levels prescribed by FAS 157:

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 3/31/2009
Assets
Investment in marketable securities - related party	$273,000	$--	$--	$273,000
Investment in real estate loans	$--	$--	$5,981,000	$5,981,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2008 to March 31, 2009.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2008 and March 31, 2009.

Assets
Investment in real estate loans

Balance on December 31, 2008	$7,863,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(184,000)
Change in impairment on restructured loans	30,000
Purchase and additions of assets
Transfer of real estate loans to real estate held for sale	(2,290,000)
Transfer of allowance on real estate loans to real estate held for sale	883,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(1,182,000)
Reduction of allowance for loan loss related to sale of investment in real estate loan	985,000
Temporary change in estimated fair value based on future cash flows	(124,000)
Transfer to Level 1	--
Transfer to Level 2	--

Balance on March 31, 2009, net of temporary valuation adjustment	$5,981,000

See review report of Independent Registered Public Accounting Firm.

NOTE J — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We have concluded that FSP FAS 157-4 will not have an impact on our consolidated financial statements upon adoption.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and 124-2").  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We have concluded that FSP FAS 115-2 and 124-2 will not have an impact on our disclosures upon adoption.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosure about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1").  This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments, " to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  We have concluded that FSP FAS 107-1 and APB 28-1 will not have a material impact on our consolidated financial statements upon adoption.

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

In the Order, the Commission found that the Respondents violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 through the use of certain slide presentations in connection with the sale of our units and units in Fund II, the predecessor to VRM II.  The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and Mr. Shustek’s suspension from association with any broker or dealer for a period of six months, which expired in March 2007.  In addition, the Respondents agreed to implement certain undertakings with respect to future sales of securities.  We are not a party to the Order.

See review report of Independent Registered Public Accounting Firm.

On November 21, 2005, Desert Land filed a complaint in the state District Court of Nevada against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. which complaint is substantially similar to a complaint previously filed by Desert Land in the United States District Court, which complaint was dismissed by the United States Court of Appeals for the Ninth Circuit, which dismissal was upheld when the United States Supreme Court denied Desert Land’s Writ of Certiorari.  The action is based upon allegations that Del Mar Mortgage, Inc and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999, prior to the formation of Fund II.  On March 6, 2006, Desert Land amended the state court complaint to name VRM I.  Desert Land alleges that one or more of the defendants have transferred assets to other entities without receiving reasonable value therefore; alleges plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to VRM I for that purpose.

The state court complaint further alleges that Desert Land is entitled to void such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets.  Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the action, and Mr. Shustek has guaranteed the indemnification.  In December 2008, this lawsuit was settled.  The settlement has no effect on us.

In April 2006, the lenders filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii.  The State of Hawaii responded by filing allegations against Vestin Mortgage and VRM II alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to VRM II.

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

VRM I and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund I into Vestin Realty Mortgage I, Inc.  The court certified a class of all former Fund I unit holders who voted against the merger of Fund I into Vestin Realty Mortgage I, Inc.  The trial is currently scheduled to begin on June 19, 2009.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM I’s management agreement and Fund I’s Operating Agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM I with respect to the above actions.

VRM II and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund II into Vestin Realty Mortgage II, Inc.  The court certified a class of all former Fund II unit holders who voted against the merger of Fund II into Vestin Realty Mortgage II, Inc., and a subclass of all class members who were over the age of 60 and Nevada residents at the time of the merger.  The trial is currently scheduled to begin on June 19, 2009.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM II’s management agreement and Fund II’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.

See review report of Independent Registered Public Accounting Firm.

VRM I, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by approximately 25 separate plaintiffs (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund I into VRM I.  The action seeks monetary damages, punitive damages, and rescission.  The trial is currently scheduled to begin on September 6, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM I’s management agreement and Fund I’s Operating Agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM I with respect to the above actions.

VRM II, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 88 sets of plaintiffs representing approximately 138 individuals (“Plaintiffs”), in District Court for Clark County, Nevada.  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II.  The action seeks monetary damages, punitive damages and rescission.  The trial is currently scheduled to begin on September 6, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM II’s management agreement and Fund II’s Operating Agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.  VRM II, Vestin Mortgage, Inc. and Michael Shustek have entered into confidential settlement agreements with individual plaintiffs who collectively held approximately 10% of the total shares at issue in the action.  In addition, four individual plaintiffs have voluntarily withdrawn their claims against us, Vestin Mortgage, Inc. and Michael Shustek with prejudice.

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

NOTE L — LEGAL MATTERS INVOLVING THE COMPANY

From time to time, we may become involved in litigation in the ordinary course of business.  We do not believe that any pending legal proceedings are likely to have a material adverse effect on our financial condition or results of operations or cash flows.  It is not possible to predict the outcome of any such proceedings.

NOTE M — SUBSEQUENT EVENTS

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC, a Nevada limited liability company, to provide accounting and financial reporting services to us, VRM I and VRM II.  The CFO and the Controller of our manager, among others, became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same persons who previously provided accounting and financial reporting services to us as employees of our manager will continue to perform such duties as employees of Strategix Solutions.

We are raising funds through the issuance of promissory notes secured by certain of our real estate owned properties.

See review report of Independent Registered Public Accounting Firm.

On May 7, 2009, we, VRM I and VRM II foreclosed on the WCP Warm Spring Holding 1, LLC loan and classified the property as real estate held for sale.

On May 11, 2009, we filed a proxy statement with the SEC seeking approval to conduct an orderly liquidation of our assets.  A special meeting will be held on July 2, 2009, and proxy materials describing the proposed liquidation plan and the reasons therefore will be disseminated to all holders of record of our limited liability company units as of May 6, 2009.  If the Plan and Dissolution is approved by our members, members will no longer have the right to have their units redeemed by us and we will no longer honor any and all outstanding redemption requests effective as of the adoption of the Plan and Dissolution by our members.

See review report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Vestin Fund III, LLC:

We have reviewed the accompanying balance sheet of Vestin Fund III, LLC as of March 31, 2009, and the related statements of operations for the three month periods ended March 31, 2009 and 2008, statements of members’ equity and other comprehensive loss for the three month period ended March 31, 2009 and statements of cash flows for the three month periods ended March 31, 2009 and 2008. All information included in these financial statements is the representation of the management of Vestin Fund III, LLC.

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

As discussed in Note A of the financial statements, the Company’s manager filed a proxy statement with the Securities Exchange Commission seeking approval to conduct an orderly liquidation of the Company’s assets.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Vestin Fund III, LLC as of December 31, 2008 and the related statements of income, members’ equity and other comprehensive income (loss) and cash flows for the year then ended (not presented herein); and in our report dated March 26, 2009, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Orange, California
May 14, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2009 and 2008.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2008.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the consolidated financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part II Item 1A Risk Factors of this Quarterly Report on Form 10-Q and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of March 31, 2009, we had eight loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $4.0 million, net of allowance for loan losses of approximately $3.4 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $7.3 million or 65% of our total assets as of March 31, 2009, as compared to approximately $8.2 million or 61% of our total assets as of December 31, 2008.  At March 31, 2009, non-performing assets consisted of approximately $3.3 million of real estate held for sale and approximately $4.0 million of non-performing loans, net of allowance for loan losses.  One of the real estate held for sale properties generated net income from rentals totaling $6,000, during the three months ended March 31, 2009.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

We expect that the weakness in the credit markets and the weakness in lending will continue to have an adverse impact upon our markets for the foreseeable future.  This may result in a further increase in defaults on our loans and we might be required to record additional reserves based on decreases in market values or we may be required to restructure loans.  This increase in loan defaults has materially affected our operating results and led to the suspension of distributions to our members.  For additional information regarding our non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

As of March 31, 2009, our loan-to-value ratio was 89.15%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional marked increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect upon our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of March 31, 2009, we have provided a specific reserve allowance for five non-performing loans and six performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans in the notes to our consolidated financial statements in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Our capital, subject to a 3% reserve, will constitute the bulk of the funds we have available for investment in real estate loans.

As of March 31, 2009, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon and Texas.

On May 11, 2009, we filed a proxy statement with the SEC seeking approval to conduct an orderly liquidation of our assets.  A special meeting will be held on July 2, 2009, and proxy materials describing the proposed liquidation plan and the reasons therefore will be disseminated to all holders of record of our limited liability company units as of May 6, 2009.  If the Plan and Dissolution is approved by our members, members will no longer have the right to have their units redeemed by us and we will no longer honor any and all outstanding redemption requests effective as of the adoption of the Plan and Dissolution by our members.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended March 31, 2009 to the three months ended March 31, 2008.

	For the Three Months Ended March 31,
	2009	2008

Total revenues	$43,000	$425,000
Total operating expenses	255,000	76,000
Non-operating income	7,000	53,000
Loss from real estate held for sale	(503,000)	(617,000)

NET LOSS	$(708,000)	$(215,000)

Net loss allocated to members per weighted average membership units	$(0.32)	$(0.09)

Weighted average membership units	2,246,332	2,522,875

Annualized rate of return to members (a)	-12.67%	-3.40%

Cash distributions	$--	$392,000

Cash distributions per weighted average membership units	$--	$0.16

Weighted average term of outstanding loans	26 months	17 months

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average unit as of March 31, 2009 and 2008, divided by the number of days during the period (91 and 91, respectively) and multiplied by three hundred and sixty five (365) days, then divided by $10.09 (the cost per unit) for the three months ended March 31, 2009 and 2008, respectively.

Total Revenues:  For the three months ended March 31, 2009 total revenues were $43,000 compared to $425,000 for the same period in 2008, a decrease of $382,000 or 90% due in significant part to the following factors:

•
Interest income from investments in real estate loans was $42,000 during the three months ended March 31, 2009 compared to $414,000 during the same period in 2008.  Our revenue is dependent upon the balance of our investment in real estate loans and our ability to collect the interest earned on these loans.  As of March 31, 2009, our performing loans totaled approximately $2.4 million.  As of March 31, 2008, our performing loans totaled approximately $13.0 million.  The decline in interest income is largely attributable to the decrease in performing loans, which has reduced the amount of cash available for investment in new loans, and the increase of real estate owned properties acquired through the foreclosures of our investments in real estate loans.  For additional information on our loan portfolio and real estate held for sale, see Note D – Investment Real Estate Loans and Note E – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements of this Quarterly Report Form 10-Q.

•
In addition, during the three months ended March 31, 2009, we modified five loans totaling approximately $1.7 million, representing approximately 17.7% of our portfolio’s total value, whereby the interest rate was reduced from 10.5% to 8% starting in January 2009.  Interest payments are payable monthly, ranging from 3.0% to 4.25%, beginning January 25, 2009, and accrued at a range of 3.75% to 5.0% payable at the maturity of the loan.  Deferred interest on these loans will be recorded as interest income as cash is collected.  There were no similar modifications made during the three months ended March 31, 2008.

Total Operating Expenses:  For the three months ended March 31, 2009, total operating expenses were approximately $255,000 compared to approximately $76,000 during the three months ended March 31, 2009, an increase of $179,000 or 236%.  Expenses were primarily affected by a provision for loan losses of $154,000 during the three months ended March 31, 2009.  No comparable expense was recorded during the same period in 2008.

Non-operating income:  Non-operating income consisted of bank interest income.  During the three months ended March 31, 2008, we recorded $24,000 in dividend income – related party.  There was no similar income recorded during the three months ended March 31, 2009.

Total Loss from Real Estate Held for Sale:  For the three months ended March 31, 2009, total loss from real estate held for sale was $503,000 compared to $617,000 for the three months ended March 31, 2008.  Total loss for real estate held for sale during the three months ended March 31, 2009 and 2008, mainly consisted of write downs on real estate held for sale.

Distributions to Members:  The following is a schedule of distributions made to members for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,
	2009	2008

Distributions of net income available for distribution	$--	$392,000
Total distributions	$--	$392,000

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

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities.  The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Three Months Ended March 31,
	2009	2008

Distribution of net income available for distribution	$--	$392,000
Additions (reductions) to working capital	(87,000)	5,000
Change in operating assets and liabilities:
Interest receivable	5,000	118,000
Accounts payable	(10,000)	7,000
Due to related parties	(49,000)	6,000
Other assets	(6,000)	1,000
Net cash provided (used) by operating activities	$(147,000)	$529,000
Net cash provided by investing activities	$552,000	$843,000
Net cash used by financing activities	$(1,322,000)	$(2,934,000)

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2009.  Based on this review the value of members’ capital accounts was adjusted from $5.89 per unit to $5.50 per unit, as of April 1, 2009.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions:  Under our Operating Agreement, our members have limited withdrawal rights.  The withdrawal rights are subject to various limitations set forth in our Operating Agreement intended to protect our financial health and our status under the Internal Revenue Code.  These limitations provide, among other things, that withdrawals may not exceed 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year, subject to our manager’s discretion which may be exercised in accordance to our Operating Agreement.  As of March 31, 2009, the total redemptions made from inception were approximately $10.4 million.  Balances in Members’ capital accounts as of January 1, 2009 were approximately $13.2 million, including deferred income of approximately $1.0 million, which limited redemptions to approximately $1.3 million for calendar 2009.  Total redemptions during the three months ended March 31, 2009, were approximately $1.3 million.  These redemptions have been paid as of March 31, 2009.  For additional information regarding members redemptions, see Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2009, net cash flows used by operating activities approximated $0.1 million.  Operating cash flows were adversely impacted by the decrease in interest income related to the decrease in our investments in real estate loans of approximately $9.4 million, during the three months ended March 31, 2009 compared to the same period in 2008.  In addition, we incurred approximately $0.5 million in write-downs on real estate held for sale and approximately $0.2 million in provisions for loan losses, during the three months ended March 31, 2009.  These write-downs and provisions represent the decreases in the fair value of these properties, which will affect the amount of proceeds we will receive from future sales of these assets.  Cash flows related to investing activities consisted of cash provided by loan payoffs and sales of real estate loans of approximately $0.6 million.  Cash flows used for financing activities consisted of cash used for members’ redemptions of approximately $1.3 million.

At March 31, 2009, we had approximately $0.6 million in cash, $0.3 million in marketable securities – related party and approximately $11.3 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs in the near term.  In addition to the foregoing assets, as of March 31, 2009, we had approximately $1.0 million in restricted cash, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006.  The requirement for the deposit expires at the end of the lease on August 31, 2014.  Vestin Group is currently engaged in a dispute with the Purchaser and has not paid certain amounts allegedly due under its lease totaling approximately $0.5 million, as of May 1, 2009.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless in the event that the Purchaser draws upon the letter of credit and we incur an obligation to reimburse the bank which issued the letter of credit.

We rely primarily upon repayment of outstanding loans and proceeds from sales of real estate held for sale to provide capital for investment in new loans.  The significant level of defaults on outstanding loans has reduced the funds we have available for investment in new loans.  Resulting foreclosure proceedings may not generate full repayment of our loans and may result in significant delays in the return of invested funds.  This has diminished our capital resources and impaired our ability to invest in new loans.

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale totaling approximately $4.0 million and $3.3 million, respectively, as of March 31, 2009, compared to approximately $5.5 million and $2.7 million, respectively, as of December 31, 2008.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our real estate held for sale.

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, we have had to work with some of our borrowers to either modify, restructure and/or extend their loans in order to keep or restore the loans to performing status.  Our manager will continue to evaluate our loan portfolio in order to minimize risk associated with current market conditions.

We have no current plans to sell any new units.  In addition, any significant level of redemptions by our members would reduce the capital we have available for investment.  In order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year subject to our manager’s discretion.  As of March 31, 2009, the total redemptions made from inception were approximately $10.4 million.  Balances in Members’ capital accounts as of January 1, 2009 were approximately $13.2 million, including deferred income of approximately $1.0 million, which limited redemptions to approximately $1.3 million for calendar 2009.  Total redemptions during the three months ended March 31, 2009, were approximately $1.3 million.  For additional information regarding members redemptions, see Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We maintain working capital reserves of approximately 3% in cash and cash equivalents, certificates of deposits and short-term investments or liquid marketable securities.  This reserve is available to pay expenses in excess of revenues, satisfy obligations of underlying properties, expend money to satisfy our unforeseen obligations and for other permitted uses of working capital.

We are considering various options to enhance the company’s capital resources.  We are raising funds through the issuance of promissory notes secured by certain of our real estate owned properties.

We have no current plans, other than stated above, to expand our capital resources through borrowings from institutional lenders or through securitization of our loan portfolio or similar arrangements.  We currently do not have in place any commitments to borrow any funds or securitize any of our assets.  No assurance can be given that, if we should seek to borrow funds or to securitize our assets we would be able to do so on commercially attractive terms.  Given the state of our loan portfolio and current conditions in the credit markets, we believe it would be very difficult for us to expand our capital resources through borrowings or securitization arrangements.

Investments in Real Estate Loans Secured by Real Estate Portfolio

We offer five real estate loan products consisting of commercial property, construction, acquisition and development, land, and residential loans.  The effective interest rates on all product categories range from 6 % to 15%.  Revenue by product will fluctuate based upon relative balances during the period.  We had investments in 15 real estate loans, as of March 31, 2009, with a balance of approximately $9.9 million as compared to investments in 18 real estate loans, as of December 31, 2008, with a balance of approximately $13.3 million.

As of March 31, 2009, we had eight loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $4.0 million, net of allowance for loan losses of approximately $3.4 million, which does not include the allowances of approximately $0.4 million relating to the decrease in the property value for performing loans as of March 31, 2009.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of March 31, 2009, we have provided a specific reserve related to five non-performing loans and six performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

During the three months ended March 31, 2009, we foreclosed upon two properties, totaling approximately $1.4 million, and classified them are real estate held for sale.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans and Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Asset Quality and Loan Reserves

Losses may occur from investing in real estate loans.  The amounts of losses will vary as the loan portfolio is affected by changing economic conditions and the financial condition of borrowers.

The conclusion that a real estate loan is uncollectible or that collectibility is doubtful is a matter of judgment.  On a quarterly basis, our manager evaluates our real estate loan portfolio for impairment.  The fact that a loan is temporarily past due does not necessarily mean that the loan is non-performing.  Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves.  Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters:

•	Prevailing economic conditions;

•	Historical experience;

•	The nature and volume of the loan portfolio;

•	The borrowers’ financial condition and adverse situations that may affect the borrowers’ ability to pay;

•	Evaluation of industry trends; and

•	Estimated net realizable value of any underlying collateral in relation to the real estate loan amount.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan losses.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the three months ended March 31, 2009, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Investments in Real Estate Held for Sale

At March 31, 2009, we held nine properties with a total carrying value of approximately $3.3 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  For additional information on our investments in real estate held for sale, refer to Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

As of March 31, 2009, we had no contractual obligations nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

From time to time, we may acquire or sell investments in real estate loans from/to our manager or other related parties pursuant to the terms of our Operating Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the purchase or sale of such investments.  The purpose is generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  For further information regarding related party transactions, refer to Note G – Related Party Transactions in the notes to our consolidated financial statements in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

Interest income on loans is accrued by the effective interest method.  We do not accrue interest income from loans once they are determined to be non-performing.  A loan is considered non-performing when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2009, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$162,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$808,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(162,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(808,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2009, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$99,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$494,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(99,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(494,000)

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

Real Estate Held For Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  While pursuing foreclosure actions, we seek to identify potential purchasers of such property.  It is not our intent to invest in or own real estate as a long-term investment.  In accordance with FAS 144 - Accounting for the Impairment or Disposal of Long Lived Assets, we seek to sell properties acquired through foreclosure as quickly as circumstances permit, subject to current economic conditions.  The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Most of our assets consisted of investments in real estate loans, which from time to time include those that are financed under Inter-creditor Agreements.  At March 31, 2009, our aggregate investment in real estate loans was approximately $6.1 million, net of allowance of approximately $3.8 million, with a weighted average effective interest rate of 10.9%.  The weighted average interest rate of 10.9% is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of March 31, 2009, was 9.07%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at March 31, 2009, was 26 months.  All of the outstanding real estate loans at March 31, 2009, were fixed rate loans.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  As of March 31, 2009, none of our loans had a prepayment penalty, although 11 of our loans, totaling approximately $5.9 million, had an exit fee.  Out of the 11 loans with an exit fee, 5 loans, totaling approximately $3.9 million, were considered non-performing as of March 31, 2009.

Market fluctuations in interest rates generally do not affect the carrying value of our investment in real estate loans.  However, significant and sustained changes in interest rates could affect our operating results.  If interest rates decline significantly, some of the borrowers could prepay their loans with the proceeds of a refinancing at lower interest rates.  This would reduce our earnings and funds available for dividend distribution to stockholders.  On the other hand, a significant increase in interest rates could result in a slowdown in real estate development activity that would reduce the demand for commercial real estate loans.  As a result, we might encounter greater difficulty in identifying appropriate borrowers.  We are not in a position to quantify the potential impact on our operating results from a material change in interest rates.

The following table contains information about the investment of real estate loans in our portfolio as of March 31, 2009.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2009 through 2013 and thereafter and separately aggregates the information for all maturities arising after 2013.  The carrying values of these assets approximate their fair value as of March 31, 2009.

	Interest Earning Assets Aggregated by Maturity at March 31, 2009
Interest Earning Assets	2009	2010	2011	2012	2013	Thereafter	Total
	(a)
Investments In Real Estate Loans	$7,931,000	$318,000	$1,621,000	$--	$--	$--	$9,870,000

Weighted Average Interest Rates	11.43%	12.40%	8.00%	--%	--%	--%	10.90%

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to March 31, 2009.

At March 31, 2009, we also had approximately $0.8 million invested in cash and marketable securities – related party (VRM II).  Approximately 3% of our assets will be held in such accounts as a cash reserve; additional deposits in such accounts will be made as funds are received from investors and repayment of loans pending the deployment of such funds in new real estate loans.  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our manager, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our manager carried out an evaluation, under the supervision and with the participation of our manager’s CEO and CFO, as of March 31, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our manager’s evaluation, our manager’s CEO and CFO concluded that, as of March 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been or will be detected.  Even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation.  Furthermore, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.  Our manager, including our manager’s CEO and CFO, does not expect that our controls and procedures will prevent all errors.

The certifications of the our manager’s CEO and CFO required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the first fiscal quarter of 2009.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC, a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and VRM II.  The CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same persons who previously provided accounting and financial reporting services to us as employees of our manager, will continue to perform such duties as employees of Strategix Solutions.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note K – Legal Matters Involving the Manager and Note L – Legal Matters Involving the Company in Part I, Item 1 Financial Statements of this Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

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

As of March 31, 2009, our non-performing assets were approximately $7.3 million, representing approximately 73% of our members’ equity.  Non-performing assets included approximately $4.0 million in non-performing loans, net of allowance for non-performing loan losses of approximately $3.4 million, and approximately $3.3 million of real estate held for sale.  We believe that the level of non-performing assets is largely attributable to difficulties in the real estate and credit markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which entails more lenient underwriting standards and expedited loan approval procedures.  At this time, we are not able to predict how long such difficult economic conditions will continue.  At this time, we are not able to predict how long such difficult economic conditions will continue.

As of March 31, 2009 and December 31, 2008, we had approximately $3.8 million and $5.4 million in allowances for loan losses, respectively, resulting in net weighted average loan-to-value ratios of 87.92% and 96.60%, respectively.  Not including allowance for loan losses, our weighted average loan-to-value ratio, as of March 31, 2009 and December 31, 2008, was 151.40%, and 212.43%, respectively, primarily as a result of declining real estate values that have eroded the market value of our collateral.  As a result, we may not be able to recover the full amount of our loans if the borrower defaults.  Moreover, any failure of a borrower to pay interest on loans will reduce our revenues, the distributions we pay to members and, most likely, the value of our units.  Similarly, any failure of a borrower to repay loans when due may reduce the capital we have available to make new loans, thereby adversely affecting our operating results.

The current recession and constraints in the credit markets are adversely affecting our operating results and financial condition.

As a commercial real estate lender willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, an extended period of illiquidity in the credit markets has resulted in a material increase in the number of our loans that are not paid back on time.  A continuation of increased delinquencies, defaults or foreclosures will have an adverse affect upon our ability to originate, purchase and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

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

We depend upon our real estate security to secure our real estate loans, and we may suffer a loss if the value of the underlying property declines.  We are currently experiencing a trend of declining real estate values which increases the risk that our collateral will prove insufficient to protect our loans.

We depend upon our real estate security to protect us on the loans that we make.  We depend upon the skill of independent appraisers to value the security underlying our loans.  However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events.  Our appraisals are generally dated within 12 months of the date of loan origination and may have been commissioned by the borrower.  Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.  Since the summer of 2007, there has been a significant decline in real estate values in many of the markets where we operate, resulting in a decline in the estimated value of the real estate securing our loans.

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

We are limited in the number of real estate loans in which we may invest and the value of members’ investment will fluctuate with the performance of the specific investments we make.  As of March 31, 2009, we had approximately $10.1 million in members’ equity and $6.1 million in outstanding loans, net of allowance of approximately $3.8 million, and we currently are not raising additional funds through the sale of units.  Accordingly, we are a relatively small fund and will make a limited number of investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make as compared with larger funds.  As a result, our performance will be closely tied to the performance of each loan we invest in and a default on a loan could materially reduce the funds available for distribution.  Our profitability may be affected by the performance of any one of our investments and members’ investment in our units will be subject to greater risk.  For additional information about concentrations of credit risk, see Note C – Financial Instruments and Concentrations of Credit Risk of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

We typically make “balloon payment” loans, which are riskier than loans with payments of principal over an extended period of time.

The loans we invest in or purchase generally require the borrower to make a “balloon payment” on the principal amount upon maturity of the loan.  A balloon payment is a large principal balance that is payable after a period of time during which the borrower has repaid none or only a small portion of the principal balance.  As of March 31, 2009, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  Loans with balloon payments are riskier than loans with payments of principal over an extended time period such as 15 or 30 years because the borrower’s repayment depends on its ability to sell the property, obtain suitable refinancing or otherwise raise a substantial amount of cash when the loan comes due.  The borrower’s ability to achieve a successful sale or refinancing of the property may be adversely impacted by deteriorating economic conditions or illiquidity in the credit markets.  There are no specific criteria used in evaluating the credit quality of borrowers for loans requiring balloon payments.  Furthermore, a substantial period of time may elapse between the review of the financial statements of the borrower and the date when the balloon payment is due.  As a result, there is no assurance that a borrower will have sufficient resources to make a balloon payment when due.

Investments in second deeds of trust and wraparound loans are subject to the rights of the first deed of trust.

We may also invest up to 10% of our total real estate loan assets in second deeds of trust and, in rare instances, wraparound, or all-inclusive, real estate loans.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  In a wraparound real estate loan, our rights will be similarly subject to the rights of a first deed of trust, but the aggregate indebtedness evidenced by our loan documentation will be the first deed of trust plus the new funds we invest.  We would receive all payments from the borrower and forward to the senior lender its portion of the payments we receive.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk when we invest in each of these types of loans.  As of March 31, 2009, approximately 9.98% of our loans were secured by second deeds of trust.  Subsequent decreases in the value of loans secured by first deeds of trust, due to sales and foreclosures, may result in an increase in the percentage of our portfolio secured by second deeds of trust.

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

We intend to own real property only if we foreclose on a defaulted loan and purchase the property at the foreclosure sale.  Acquiring a property at a foreclosure sale may involve significant costs.  If we foreclose on the security property, we expect to obtain the services of a real estate broker and pay the broker’s commission in connection with the sale of the property.  We may incur substantial legal fees and court costs in acquiring a property through contested foreclosure and/or bankruptcy proceedings.  In addition, significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges, must be made on any property we own regardless of whether the property is producing any income.  See Note F – Real Estate Held for Sale in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

Our results of operations will vary with changes in interest rates and with the performance of the relevant real estate markets.  If the economy is healthy, we expect that more people will be borrowing money to acquire, develop or renovate real property.  However, if the economy grows too fast, interest rates may increase too much and the cost of borrowing may become too expensive.  Alternatively, if the economy enters a recession, real estate development may slow.  A slowdown in real estate lending may mean we will have fewer loans to acquire, thus reducing our revenues and distributions to our members.  As a result of the current economic recession, our revenues and distributions have been reduced.

Interest rate fluctuations may affect our operating results as follows:

•
If interest rates rise, borrowers under loans with monthly or quarterly principal payments may be compelled to extend their loans to decrease the principal paid with each payment because the interest component has increased.  If this happens, we are likely to be at a greater risk of the borrower defaulting on the extended loan, and the increase in the interest rate on our loan may not be adequate compensation for the increased risk.  Additionally, any fees paid to extend the loan are paid to Vestin Originations or our manager, not to us.  Our revenues and distributions will decline if we are unable to reinvest at higher rates or if an increasing number of borrowers default on their loans; and

•
If interest rates decline, the amount we can charge as interest on our loans will also likely decline.  Moreover, if a borrower should prepay obligations that have a higher interest rate from an earlier period, we will likely not be able to reinvest the funds in real estate loans earning that higher rate of interest.  In the absence of a prepayment fee, we will receive neither the anticipated revenue stream at the higher rate nor any compensation for its loss.  As of March 31, 2009, none of our loans had a prepayment penalty, although 11 of our loans, totaling approximately $5.9 million, had an exit fee.  Out of the 11 loans with an exit fee, 5 loans, totaling approximately $3.9 million, were considered non-performing as of March 31, 2009  However, depending upon the amount by which interest rates decline, the amount of the exit fees is generally not significant in relation to the potential savings borrowers may realize as a result of prepaying their loans.

Investment in large loans may reduce our ability to diversify our loan portfolio.

We generally seek to diversify our loan portfolio by not investing more than 5% of our capital in any single loan.  However, subject to complying with NASAA Guidelines, we may invest a higher percentage of our capital in a single loan based upon our evaluation of the adequacy of the collateral and the overall mix of our loan portfolio.  These larger loans have greater risk because they may reduce our ability to diversify our loan portfolio.  As of March 31, 2009, our largest loan, which was considered non-performing, comprised approximately 15% of our total loan portfolio.

Our loan portfolio may exhibit greater risk if it is not diversified geographically.

As of March 31, 2009, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon and Texas, with approximately 45% of our loans in Nevada.  Our manager has limited experience outside of the Western and Southwestern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.

Our lending operations are subject to certain regulatory requirements.

As a company investing in real estate loans and having raised funds through a public offering, we are subject to certain of the NASAA Guidelines promulgated by the state securities administrators.  The NASAA Guidelines govern, among other things, our debt to equity ratio and the diversity and composition of our investments.  For example, the NASAA Guidelines provide that we may not invest in or make real estate loans to or from any one borrower that would exceed, in the aggregate, an amount greater than 20% of the capital contributions that we have raised.  Additionally, the NASAA Guidelines require reserves of not less than 1% of the offering proceeds.  The NASAA Guidelines are intended to protect the interests of investors.  However, our flexibility in making business decisions may be limited by our obligation to comply with the NASAA Guidelines.

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

As of March 31, 2009, our loans were in the following states: Arizona, California, Nevada, Oklahoma, Oregon and Texas.  Depending on the market and on our company’s performance, we may expand our investments throughout the United States.  However, our manager has limited experience outside of the Western and Southwestern United States.  Real estate markets vary greatly from location to location and the rights of secured real estate lenders vary considerably from state to state.  Our manager’s limited experience in most U.S. real estate markets may impact its ability to make prudent investment decisions on our behalf.  Accordingly, where our manager deems it necessary, it plans to utilize independent real estate advisors and local legal counsel located in markets where it lacks experience for consultation prior to making investment decisions.  Members will not have an opportunity to evaluate the qualifications of such advisors and no assurance can be given that they will render prudent advice to our manager.

Our success depends on certain key personnel, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of certain key personnel of our manager, including; Michael V. Shustek (Chief Executive Officer and President) and Daniel B. Stubbs (Senior Vice President, Underwriting).  Both Mr. Shustek and Mr. Stubbs have extensive experience in our line of business, extensive market contacts and familiarity with our company.  We also rely upon Rocio Revollo who functions as the equivalent of our Chief Financial Officer and who has extensive familiarity with the company and our accounting systems.  Ms. Revollo’s services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions, LLC.  If Mr. Shustek or Mr. Stubbs were to cease their employment with our manager, or if Ms. Revollo’s services were no longer available through Stratgix Solutions, they might be difficult to replace and our operating results could suffer.  None of the key personnel of our manager is subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on any of them.  Strategix Solutions has the right to terminate its agreement with our manager on 90 days notice.  Ms. Revollo does not have an employment agreement with Strategix Solutions.  Our future success also depends in large part upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel.  Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets.  Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel.  If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

Any indemnification of our manager by us will decrease the amount available for distribution.

Pursuant to our Operating Agreement, we may be required to indemnify our manager or any of its affiliates, agents, or attorneys from any action, claim or liability arising from any act or omission made in good faith and in performance of its duties under the Operating Agreement.  The availability of such indemnification may reduce the amount of funds we have available for distribution.  We do not have an independent board of directors to review and approve any proposed indemnification of our manager pursuant to the Operating Agreement.

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

Vestin Mortgage and Vestin Originations received a total of approximately $1.7 million and $0.2 million, respectively, in fees directly from borrowers for the three months ended March 31, 2009.  The amounts received from borrowers represent fees earned by Vestin Mortgage and Vestin Originations for loans originated for all funds managed by Vestin Mortgage, including us, VRM I, VRM II and inVestin.  Our assets represented approximately 4% of the assets managed by Vestin Mortgage as of March 31, 2009.

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

We might incur losses if our manager’s parent defaults on a lease obligation, thereby triggering certain obligations under an outstanding letter of credit.

Vestin Group, the parent of our manager, was previously our tenant in building we owned in Las Vegas, Nevada.  In connection with the sale of such building, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which may be drawn upon by the Purchaser should Vestin Group default on its lease obligations.  Vestin Group is currently engaged in a dispute with the Purchaser and has not paid certain amounts allegedly due under its lease totaling approximately $0.5 million, as of May 1, 2009.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless in the event that the Purchaser draws upon the letter of credit and we incur an obligation to reimburse the bank which issued the letter of credit.  Nonetheless, a continuation of the dispute between Vestin Group and the Purchaser could result in our suffering losses which may not be immediately or fully reimbursed.

INVESTMENT RISKS

Units lack liquidity and marketability.

There is no public trading market for units, and members cannot freely sell or transfer units or use them as collateral for a loan.  Currently, we do not intend to list the units on any national exchange or on Nasdaq.  Our Operating Agreement restricts the transfer of units so that we may avoid being classified as a “publicly traded partnership” under Section 7704 of the Internal Revenue Code.  If we were classified as a publicly traded partnership taxable as a corporation, the taxable income derived from our operations would be subject to the double tax system applicable to corporations and shareholders for federal income tax purposes (i.e., the taxable income would be subject to tax at the entity level at regular corporate tax rates and members would be subject to tax at distribution or capital gain rates on our share of our taxable income to the extent we distribute).  As a result of this entity level tax, cash available for distribution to unit holders would be significantly reduced which in turn would result in a significant reduction in the value of members’ units.  In order to attempt to avoid these adverse income tax consequences, members may not sell or assign their units and will not be entitled to have their units redeemed without the consent of our manager.  Our manager will withhold its consent to any sale, assignment or redemption of units to the extent our manager believes such action is necessary to prohibit transfers that could cause us to be classified as a publicly traded partnership.  Further, the resale of units may be restricted by state securities laws.

Members have limited ability to have units redeemed.

Members have limited withdrawal rights.  Requests by members for withdrawal are honored in the order in which they are received by the manager.  The significant limitations on our members’ withdrawal rights are the following:

•	There is no reserve fund for redemptions.

•
Payments for withdrawn units are made only to the extent we have available cash from proceeds of repayments of principal on real estate loans and capital contributions; and the redemption would not impair the capital or operation of the Fund.  Accordingly, a significant amount of withdrawal requests may delay the payment of subsequent redemptions.

•
The total amount withdrawn by all members during any calendar year cannot exceed 10% of the amount of capital accounts of all the members with a yearly limit of $100,000 per member, subject to the manager’s discretion to allow a greater amount.

•	We will only redeem withdrawn units once a quarter, subject to limitations in our Operating Agreement.

Because a substantial portion of our loans are made on an “interest only” basis, we will not receive proceeds from the repayment of principal as frequently as we would with loans where the principal is repaid in periodic installments.  To help permit withdrawals, we will not refinance or invest in new loans using payments of loan principal by borrowers or new invested capital of members unless we have sufficient funds to cover permitted withdrawals.  For additional information regarding members redemptions, see Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Market Information

There is no established public trading market for the trading of units.

Holders

As of May 1, 2009, approximately 504 unit holders held 2,024,424 units in the Company.

Distribution Policy

We generally distribute to unit holders on a monthly basis most of our Net Income Available for Distribution (as defined in our Operating Agreement).  Net Income Available for Distribution is based upon cash flow from operations, less certain reserves, and may exceed net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).  Our Operating Agreement also permits distributions of capital.  On August 27, 2008, we suspended payment of distributions as a result of our current losses. We made no distributions during the three months ended March 31, 2009.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased under the Plans or Programs
January 2009	--	--	None	None
February 2009	--	--	None	None
March 2009	--	--	None	None

(1)
Pursuant to our Operating Agreement, members may request to have their units redeemed.  However, in order to comply with our Operating Agreement and the Internal Revenue Code, we may redeem no more than 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year subject to our manager’s discretion.  Balances in Members’ capital accounts as of January 1, 2009 were approximately $13.2 million, including deferred income of approximately $1.0 million, which limited redemptions to approximately $1.3 million for calendar 2009.  These redemptions have been paid as of March 31, 2009.  For additional information regarding members redemptions, see Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2009, we filed a proxy statement with the SEC seeking approval to conduct an orderly liquidation of our assets.  A special meeting will be held on July 2, 2009, and proxy materials describing the proposed liquidation plan and the reasons therefore will be disseminated to all holders of record of our limited liability company units as of May 6, 2009.  If the Plan and Dissolution is approved by our members, members will no longer have the right to have their units redeemed by us and we will no longer honor any and all outstanding redemption requests effective as of the adoption of the Plan and Dissolution by our members.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1(1)	Articles of Organization
3.2(2)	Certificate of Amendment to Articles of Organization
3.3(3)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)
4.4(4)	Distribution Reinvestment Plan
10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Group, Inc.
10.10(7)	Indemnification agreement dated March 25, 2009 by and between Vestin Group, Inc. and Vestin Fund III, LLC
10.11	Agreement between Strategix Solutions, LLC and Vestin Fund III, LLC for accounting services.
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Rocio Revollo
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003, File No. 333-105017.
(2)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004, File No. 333-105017.
(3)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on January 29, 2007 File No. 000-51301.
(4)	Incorporated herein by reference to Exhibit 4.4 of our Post-Effective Amendment No. 5 to Form S-11 Registration Statement filed on April 28, 2006, File No. 333-105017.
(5)	Incorporated herein by reference to our Form 10-Q filed on November 15, 2004, File No. 333-105017.
(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005, File No. 333-105017.
(7)	Incorporated herein by reference to the Quarterly Report on Form 10-K for the year ended December 31, 2008 filed on March 27, 2009, File No. 000-51301

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

Date:  May 14, 2009