Form 10-Q
period 2009-06-30
VESTIN FUND III LLC
filed 2009-08-14
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  [X]    No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [   ]   No   [   ]

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

Yes  [   ]    No   [X]

As of August 14, 2009, 2,024,424 units of interest in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$650,000	$1,484,000
Cash - restricted	700,000	985,000
Marketable securities - related party	304,000	360,000
Interest and other receivables, net of allowance for doubtful accounts of $11,000 at June 30, 2009 and $25,000 at December 31, 2008	28,000	18,000
Real estate held for sale	2,156,000	2,734,000
Investment in real estate loans, net of allowance for loan losses of $2,563,000 at June 30, 2009 and $5,446,000 at December 31, 2008	5,857,000	7,866,000
Due from related parties	278,000	--
Other assets	8,000	--

Total assets	$9,981,000	$13,447,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$58,000	$135,000
Due to related parties	--	67,000
Note payable	45,000	--
Deferred income	985,000	985,000

Total liabilities	1,088,000	1,187,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 issued and outstanding at June 30, 2009 and 2,248,825 units issued and outstanding at December 31, 2008	9,033,000	12,344,000
Accumulated other comprehensive loss	(140,000)	(84,000)

Total members' equity	8,893,000	12,260,000

Total liabilities and members' equity	$9,981,000	$13,447,000

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008

Revenues
Interest income from investment in real estate loans	$72,000	$271,000	$114,000	$685,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	51,000	--	51,000	--
Other	--	9,000	1,000	20,000
Total revenues	123,000	280,000	166,000	705,000

Operating expenses
Interest expense	3,000	--	3,000	--
Provision for loan loss	474,000	2,339,000	628,000	2,339,000
Professional fees	64,000	75,000	122,000	135,000
Professional fees - related party	3,000	2,000	24,000	4,000
Provision for doubtful accounts related to receivable	1,000	--	2,000	--
Other	25,000	16,000	46,000	30,000
Total operating expenses	570,000	2,432,000	825,000	2,508,000

Loss from operations	(447,000)	(2,152,000)	(659,000)	(1,803,000)

Non-operating income
Interest income from banking institutions	6,000	13,000	13,000	41,000
Dividend income - related party	--	31,000	--	56,000
Total non-operating income	6,000	44,000	13,000	97,000

Loss from real estate held for sale
Revenue related to real estate held for sale	--	--	6,000	--
Net loss on sale of real estate held for sale	(30,000)	--	(30,000)	--
Write-down of real estate held for sale	(779,000)	(579,000)	(1,246,000)	(1,191,000)
Expenses related to real estate held for sale	(31,000)	(35,000)	(73,000)	(40,000)
Total loss from real estate held for sale	(840,000)	(614,000)	(1,343,000)	(1,231,000)

NET LOSS	$(1,281,000)	$(2,722,000)	$(1,989,000)	$(2,937,000)

Net loss allocated to members	$(1,281,000)	$(2,722,000)	$(1,989,000)	$(2,937,000)

Net loss allocated to members per weighted average membership unit	$(0.63)	$(1.19)	$(0.93)	$(1.22)

Weighted average membership units	2,024,424	2,278,865	2,134,765	2,400,870

VESTIN FUND III, LLC

STATEMENTS OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2008	2,248,825	$12,260,000

Comprehensive loss:

Net loss		(1,989,000)

Unrealized loss on marketable securities		(56,000)

Total comprehensive loss		(2,045,000)

Members' redemptions	(224,401)	(1,322,000)

Members' equity at June 30, 2009 (unaudited)	2,024,424	$8,893,000

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended
	06/30/09	06/30/08
Cash flows from operating activities:
Net loss	$(1,989,000)	$(2,937,000)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for doubtful accounts related to receivable	2,000	--
Provision for loan loss	628,000	2,339,000
Write-downs on real estate held for sale	1,246,000	1,191,000
Gain on sale of real estate held for sale	(24,000)	--
Loss on real estate held for sale	54,000	--
Amortized interest income	--	(4,000)
Change in operating assets and liabilities:
Interest receivable	(12,000)	131,000
Accounts payable and accrued liabilities	(77,000)	(24,000)
Due to related parties	(345,000)	12,000
Other assets	(8,000)	2,000
Net cash provided (used) by operating activities	(525,000)	710,000

Cash flows from investing activities:
Investments in real estate loans	--	(696,000)
Purchase of investments in real estate loans from VRM II	(500,000)	--
Proceeds from loan payoff	1,000	1,139,000
Sale of investments in real estate loans to third parties	197,000	--
Proceeds related to investment in real estate held for sale	985,000	29,000
Cash - restricted	285,000	--
Net cash provided by investing activities	968,000	472,000

Cash flows from financing activities:
Proceeds from note payable	45,000	--
Members' redemptions	(1,322,000)	(2,572,000)
Members' distributions, net of reinvestments	--	(592,000)
Members' distributions - related party	--	(58,000)
Net cash used in financing activities	(1,277,000)	(3,222,000)

NET CHANGE IN CASH	(834,000)	(2,040,000)

Cash, beginning of period	1,484,000	2,720,000

Cash, end of period	$650,000	$680,000

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For The Six Months Ended
	06/30/09	06/30/08

Supplemental disclosures of cash flows information:
Interest paid during the period	$3,000	$--

Non-cash investing and financing activities:
Adjustment to allowance for loan losses related to sale of investment in real estate loan	$985,000	$--
Adjustment to interest receivable and related allowance associated with sale of investment in real estate loan	$5,000	$--
Impairment on restructured loan reclassified to allowance for loan loss	$30,000	$--
Loan rewritten with same or similar collateral	$--	$468,000
Real estate held for sale acquired through foreclosure	$(2,134,000)	$2,196,000
Unrealized loss on marketable securities - related party	$(56,000)	$(771,000)

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution  (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by August 31, 2014.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to any reserve established by our manager.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

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

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and VRM II.  The CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same individuals who previously provided accounting and financial reporting services to us as employees of our manager, will continue to perform such duties as employees of Strategix Solutions.  During the six months ended June 30, 2009, we paid Strategix Solutions $18,000 for their accounting services.

Pursuant to our Operating Agreement, our manager implements our business strategies on a day-to-day basis, manages and provides services to us and will continue to do so in accordance with the Plan.  Without limiting the foregoing, our manager performs other services as may be required from time to time for management and other activities relating to our assets, as our manager shall deem appropriate.  Consequently, our operating results are dependent upon our manager’s ability and performance in managing our operations and servicing our assets.  The Operating Agreement also provides that the members have certain rights, including the right to terminate our manager subject to a majority vote of the members.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K and our quarterly report filed on Form 10-Q for the three months ended March 31, 2009.

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

Investments in Real Estate Loans

Prior to July 2, 2009, we may have from time to time acquired or sold investments in real estate loans from or to our manager or other related parties pursuant to the terms of our Operating Agreement without a premium.  The primary purpose was to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital.  Selling or buying loans allowed us to diversify our loan portfolio within these parameters.  Due to the short-term nature of the loans we made and the similarity of interest rates in loans we normally would invest in, the fair value of a loan typically approximated its carrying value.  Accordingly, discounts or premiums typically did not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

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

Loans that have been modified from their original terms are evaluated to determine if the loan meets the definition of a Troubled Debt Restructuring (“TDR”) in accordance with Statement of Financial Accounting Standards (“FAS”) 15, Accounting by Debtor and Creditors for Troubled Debt Restructurings and FAS 114, Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15.  When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry.  We and our manager generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

Additional facts and circumstances may be discovered as we continue our efforts in the collection and foreclosure processes.  This additional information often causes management to reassess its estimates.  In recent years, we have revised estimates of our allowance for loan losses.  Circumstances that have and may continue to cause significant changes in our estimated allowance include, but are not limited to:

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of June 30, 2009.  All securities are classified as available-for-sale under the provisions of FAS 115 – Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”).

We evaluate our available-for-sale investment for other-than-temporary impairment charges in accordance with Emerging Issues Task Force, or EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.  FAS 115 and EITF 03-1 require us to determine when an investment is considered impaired (i.e., decline in fair value below its amortized cost), and evaluate whether the impairment is other than temporary (i.e., investment value will not be recovered over its remaining life), and, if the impairment is other than temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

According to the SEC Staff Accounting Bulletin, Topic 5: Miscellaneous Accounting, M - Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, there are numerous factors to be considered in such an evaluation and their relative significance will vary from case to case.  The following are a few examples of the factors that individually or in combination, indicate that a decline is other than temporary and that a write-down of the carrying value is required:

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

We chose not to elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for financial assets and liabilities transacted during the six months ended June 30, 2009.  Therefore, the adoption of FAS 159 had no impact on our financial statements.

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

If the volume and level of activity for an asset or liability have significantly decreased, we will evaluate our fair value estimate in accordance with FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4").  FSP FAS 157-4 became effective for interim and annual reporting periods ending after June 15, 2009.  In addition, since we are a publicly traded company, we are required, by FSP FAS 107-1 and ABP 28-1, "Interim Disclosure about Fair Value of Financial Instruments", to make our fair value disclosures for interim reporting periods.

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

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits based on management review of these financial institutions.  As of June 30, 2009 and December 31, 2008, we had approximately $1.1 million and $1.7 million, respectively, in excess of the federally insured limits.

As of June 30, 2009, 47%, 32%, and 17% of our loans were in Nevada, Oregon and California, respectively, compared to 40%, 20% and 11% at December 31, 2008, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At June 30, 2009 and December 31, 2008, the loan to our largest borrower represented 18% and 11%, respectively, of our total investment in real estate loans.  This commercial property real estate loan is located in Oregon, and a first lien position and an outstanding balance of approximately $1.5 million.  As of June 30, 2009, this loan was considered non-performing.  Any additional defaults in our loan portfolio could have a material adverse effect on us.

The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash.  As the economy continues to weaken and credit continues to be more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  In addition, an increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on our borrower’s ability to refinance.

Common Guarantors

As of June 30, 2009 and December 31, 2008, two loans totaling approximately $2.7 million, representing approximately 31.7% and 20.1%, respectively, of our portfolio’s total value, had a common guarantor.  Both loans were considered non-performing as of June 30, 2009 and December 31, 2008.

As of June 30, 2009 and December 31, 2008, five loans totaling approximately $1.7 million, representing approximately 20.7% and 13.1% of our portfolio’s total value, had a common guarantor.  All five loans were considered performing as of June 30, 2009 and December 31, 2008.  During March 2009, these loans were retroactively modified, whereby the interest rate was reduced from 10.5% to 8% starting in January 2009.  Pursuant to the modification interest payments are payable monthly, ranging from 3.0% to 4.25%, beginning January 25, 2009, and accrued at a range of 3.75% to 5.0% payable at the maturity of the loan.  In July 2009, our manager negotiated the payoff of two loans for approximately the loan amount net of allowance for loan losses plus accrued interest and two 60 month promissory notes guaranteed by the borrower totaling approximately $2.7 million, of which our portion was $156,000.  Interest on these loans will be recorded as interest income when cash is collected.

As of December 31, 2008, we had two loans totaling approximately $2.4 million, representing approximately 18.0% of our portfolio’s total value, with a common guarantor.  Both loans were considered non-performing as of December 31, 2008.  During March and May 2009, we foreclosed upon these loans and classified them as real estate held for sale.  See Note F – Real Estate Held for Sale.

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2009 and December 31, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we invested in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2009, we had $0.7 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $17.6 million.  These loans had interest reserves of approximately $0.5 million, of which our portion was $12,000.  As of June 30, 2009, one of these loans, totaling approximately $0.5 million, which had interest reserves, was considered non-performing.  This loan’s interest reserves, totaling $50,000, of which our portion was $4,000, has been suspended as of June 30, 2009 and we no longer draw monthly interest income from it.  At December 31, 2008, we had approximately $1.1 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $24.0 million.  These loans had interest reserves of approximately $1.5 million, of which our portion was $35,000.

During the three months ended June 30, 2009, we foreclosed on the WCP Warm Springs Holdings 1, LLC loan and classified it as real estate held for sale.  In addition, we sold the Monterrey Associates, L.P. loan, to an unrelated third party for $225, 000, of which our portion was $51,000.  This loan was fully allowed for and as a result, we recognized a gain of $51,000.

As of June 30, 2009, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 6% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.

Loan Portfolio

Investments in real estate loans as of June 30, 2009, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	9	6,054,000	11.29%	71.90%	81.93%
Construction	4	1,622,000	8.00%	19.26%	82.41%
Land	2	744,000	9.58%	8.84%	69.97%
Total	15	$8,420,000	10.51%	100.00%	80.58%

Investments in real estate loans as of December 31, 2008, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	10	7,815,000	11.24%	58.71%	95.54%
Construction	4	1,622,000	10.50%	12.18%	102.60%
Land	4	3,875,000	12.31%	29.11%	94.76%
Total	18	$13,312,000	11.46%	100.00%	96.60%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of June 30, 2009 and December 31, 2008, was 9.81% and 10.40%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of June 30, 2009 and December 31, 2008:

Loan Type	Number of Loans	June 30, 2009 Balance *	Portfolio Percentage	Number of Loans	December 31, 2008 Balance *	Portfolio Percentage

First deeds of trust	11	$7,434,000	88.29%	14	$12,326,000	92.59%
Second deeds of trust	4	986,000	11.71%	4	986,000	7.41%
Total	15	$8,420,000	100.00%	18	$13,312,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2009:

Non-performing and past due loans (a)	$5,063,000
July 2009 – September 2009	468,000
October 2009 – December 2009	--
January 2010 – March 2010	499,000
April 2010 – June 2010	200,000
July 2010 – September 2010	451,000
October 2010 – December 2010	118,000
January 2011 – March 2011	1,621,000
Thereafter	--

Total	$8,420,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to June 30, 2009.

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2009 and December 31, 2008:

	June 30, 2009 Balance *	Portfolio Percentage	December 31, 2008 Balance *	Portfolio Percentage

Arizona	$200,000	2.38%	$2,672,000	20.07%
California	1,400,000	16.62%	1,400,000	10.52%
Nevada	3,950,000	46.91%	5,370,000	40.34%
Oklahoma	--	--%	1,000,000	7.51%
Oregon	2,670,000	31.71%	2,670,000	20.06%
Texas	200,000	2.38%	200,000	1.50%
Total	$8,420,000	100.00%	$13,312,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets.

	June 30, 2009 Balance (a)	December 31, 2008 Balance (a)
Balance per loan portfolio	$8,420,000	$13,312,000
Less:
Allowance for loan losses (b)	(2,563,000)	(5,446,000)
Balance per balance sheet	$5,857,000	$7,866,000

(a)
As of December 31, 2008, the 2503 Panorama, LLC loan included an impairment reserve, applied to the loan balance, of $30,000.  During March 2009, the impairment reserve for this loan was reclassified to their existing allowance for loan losses.

(b)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of June 30, 2009, we had six loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.2 million, net of allowance for loan losses of approximately $1.9 million, which does not include the allowances of approximately $0.7 million relating to performing loans as of June 30, 2009.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  At June 30, 2009, the following loans were non-performing:

•
Babuski, LLC is a loan to provide financing for 9.23 acres of land in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $9.5 million, of which our portion is approximately $0.3 million.  As of June 30, 2009, this loan has been considered non-performing for the last 13 months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  On June 29, 2009, the borrower filed for bankruptcy protection.  As of June 30, 2009, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of approximately $1.4 million, of which our portion is $42,000.

•
Barger Road Cottages, LLC is a commercial loan to provide financing for the Alpine Meadow Retirement Community, consisting of 23 cottage units with garages, community building and surplus land, located in Eugene, OR.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $6.0 million, of which our portion is approximately $1.5 million.  As of June 30, 2009, this loan has been considered non-performing for the last 13 months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  On January 7, 2009, the main principal of the borrower filed for bankruptcy protection and filed a motion to enjoin us from proceeding to foreclose.  This motion was denied.  On March 9, 2009, the United States District Court for the District of Oregon, entered its Order Granting Preliminary Injunction and Appointing Receiver, which has the effect of enjoining us from proceeding with our foreclosure.  We have filed a motion to lift the injunction and allow us to proceed with our foreclosure.  We are in negotiations with the receiver to lift the injunction and allow us to proceed with our foreclosure.  As of June 30, 2009, based on our manager’s evaluation and an updated appraisal, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of June 30, 2009.

•
Lohrey Investments, LLC is a commercial loan to provide financing for income producing property located in Gilroy, CA.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $16.0 million, of which our portion is $1.4 million.  As of June 30, 2009, this loan has been considered non-performing for the last 12 months.  Our manager has commenced foreclosure proceedings, and has been awarded a default judgment against the guarantors for approximately $21.3 million, although it cannot be determined at this time how much, if any, can be recovered from the guarantors.  During October 2008, the tenant, who is a related party to the borrower, filed for bankruptcy protection.  On January 6, 2009, the borrower filed for bankruptcy protection and on February 11, 2009, the guarantors filed for bankruptcy protection.  The property is not currently generating any income.  As of June 30, 2009, based on our manager’s evaluation and an updated appraisal obtained during May 2009, our manager has provided a specific allowance of approximately $9.0 million, of which our portion is approximately $0.8 million.

•
Cascadia Canyon, LLC is a commercial loan to provide financing for 12.39 acres of land plus the SUMCO North Campus and SUMCO South Campus located in Salem, OR.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is approximately $19.5 million, of which our portion is approximately $1.2 million.  As of June 30, 2009, this loan has been considered non-performing for the last 11 months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  On March 9, 2009, the United States District Court for the District of Oregon, entered its Order Granting Preliminary Injunction and Appointing Receiver, which has the effect of enjoining us from proceeding with our foreclosure.  We have filed a motion to lift the injunction and allow us to proceed with our foreclosure.  We are in negotiations with the receiver to lift the injunction and allow us to proceed with our foreclosure.  As of June 30, 2009, based on our manager’s evaluation, an updated appraisal and current analysis, our manager has provided a specific allowance totaling approximately $10.3 million, of which our portion is approximately $0.6 million.

•
Spectrum Town Center Property, LLC is a commercial loan to provide bridge financing for a shadow anchored multi-tenant retail property located in Gilbert, AZ.  The loan is secured by a second lien on the property, with a pre-existing first lien of $20.0 million, and is guaranteed by the principals of the borrower.  The outstanding balance on the second lien loan is approximately $14.0 million, of which our portion is $0.2 million.  As of June 30, 2009, this loan has been considered non-performing for the last four months.  Our manager has commenced foreclosure proceedings, and is proceeding with legal action to enforce the personal guarantees.  On July 18, 2009, the borrower filed for bankruptcy protection.  As of June 30, 2009, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of $3.6 million, of which our portion is $51,000.

•
2503 Panorama, LLC is a commercial loan for a 5,700 square foot penthouse located on the 25th floor of the Panorama Towers I, located in Las Vegas, NV.  The loan is secured by a first lien on the property and is guaranteed by the principals of the borrower.  The outstanding balance on the loan is approximately $6.2 million, of which our portion is $0.5 million.  As of June 30, 2009, this loan has been non-performing for the last four months.  Our manager has commenced foreclosure proceedings.  During March 2009, the impairment reserve for this loan, totaling approximately $0.4 million, of which our portion was $30,000, was reclassified to its existing allowance for loan losses.  As of June 30, 2009, based on our manager’s evaluation and an updated appraisal, our manager has provided a specific allowance of $4.9 million, of which our portion is approximately $0.4 million.

The following schedule summarizes the non-performing loans as of June 30, 2009:

Loan Name	Balance at June 30, 2009	Allowance for Loan Losses **	Net Balance at June 30, 2009	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
Babuski, LLC	$293,000	(42,000)	251,000	6/17/2008	13	3%
Barger Road Cottages, LLC	1,520,000	--	1,520,000	12/5/2008	13	25%
Lohrey Investments, LLC	1,400,000	(784,000)	616,000	10/29/2008	12	9%
Cascadia Canyon, LLC	1,150,000	(606,000)	544,000	2/12/2009	11	6%
Spectrum Town Center Property, LLC	200,000	(51,000)	149,000	4/30/2009	4	1%
2503 Panorama, LLC	500,000	(389,000)	111,000	2/2/2010	4	8%
	$5,063,000	$(1,872,000)	$3,191,000

*	Please refer to Specific Reserve Allowances below.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Management’s evaluation may include, but is not limited to, appraisals, real estate broker comps, the borrower’s current financial standing and other market conditions.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of June 30, 2009, we have provided specific reserves, related to five non-performing loans and six performing loans, of approximately $2.5 million.  Our manager evaluated the loans and, based on current estimates regarding the value of the remaining underlying collateral or the borrowers’ ability to pay, believes that such collateral is sufficient to protect us against further losses of principal.  However, such estimates could change or the value of the underlying real estate could decline.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded in future periods.

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

Specific Reserve Allowances

The following table is a roll-forward of the allowance for loan losses for the six months ended June 30, 2009.  Following the table is a discussion of the status of each identified loan that was not sold or transferred to real estate owned and the reasons for the recording of additional reserves during the six months ended June 30, 2009.

Description	Balance at December 31, 2008	Specific Reserve Allocation	Sales & Transfers to REO	Balance at June 30, 2009
Monterrey Associates, L.P.	$1,000,000	$--	$(1,000,000)	$--
Peoria 180, LLC	985,000	--	(985,000)	--
Terravita, LLC (a)	118,000	--	--	118,000
Redwood Place, LLC (b)	601,000	--	(601,000)	--
2503 Panorama, LLC (c)	322,000	67,000	--	389,000
WCP Warm Springs Holdings 1, LLC (b)	673,000	--	(673,000)	--
Lohrey Investments, LLC	630,000	154,000	--	784,000
World Capital Durango Alpha (b)	282,000	--	(282,000)	--
Wolfpack Properties, LLC (a)	71,000	85,000	--	156,000
ExecuSuite Properties, LLC (a)	34,000	96,000	--	130,000
SE Property Investments, LLC (a)	26,000	82,000	--	108,000
Devonshire, LLC (a)	91,000	81,000	--	172,000
Building A, LLC & Building C, LLC (a)	7,000	--	--	7,000
Cascadia Canyon, LLC	606,000	--	--	606,000
Babuski, LLC	--	42,000	--	42,000
Spectrum Town Center Property, LLC	--	51,000	--	51,000
Total	$5,446,000	$658,000	$(3,541,000)	$2,563,000

(a)	As of June 30, 2009, these loans were considered performing.

(b)	During the six months ended June 30, 2009, these properties were foreclosed upon and classified as real estate held for sale.

(c)
As of December 31, 2008, the 2503 Panorama, LLC loan included an impairment reserve, applied to the loan balance, of $30,000.  During March 2009, the impairment reserve for this loan was reclassified to their existing allowance for loan losses.

Terravita, LLC – During the year ended December 31, 2007, our manager provided a specific reserve allowance, related to a commercial loan on a 100-unit condominium/apartment project in North Las Vegas, NV, totaling approximately $0.7 million, of which our portion was $118,000.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan and evaluation of the borrower, obtained by our manager during July 2008.  During February 2008, the loans on the Terravita LLC property, with first and second positions were rewritten into one loan, which included a principal pay down of $6.6 million, with a second position totaling approximately $3.1 million of which our portion is approximately $0.5 million.  The terms of the rewritten loan remain the same as those of the original loans and the loan was performing as required as of June 30, 2009.  Our manager will continue to evaluate our position in the loan.

2503 Panorama, LLC – As of June 30, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan for a 5,700 square foot penthouse located on the 25th floor of Panorama Towers I in Las Vegas, NV, of approximately $4.9 million, of which our portion is approximately $0.4 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2009.  During March 2009, we reclassified an impairment reserve of $30,000 to the specific reserve allowance.  Our manager will continue to evaluate our position in the loan.

Lohrey Investments, LLC – As of June 30, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan on income producing property located in Gilroy, CA, of approximately $9.0 million, of which our portion is approximately $0.8 million.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during April 2009.  Our manager will continue to evaluate our position in the loan.

Wolfpack Properties, LLC, – As of June 30, 2009, our manager provided a specific reserve allowance of approximately $2.6 million, of which our portion is $156,000, related to a performing loan secured by a 22,000 square foot office building  (Building "B") in Village Business Park located on 1.48 acres of land in Las Vegas, NV.  During March 2009, this loan was modified and the interest rate was reduced to 8% as of January 2009.  Pursuant to the modification, interest payments are payable monthly at 4.25%, beginning on January 25, 2009, and accrue at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009, and our manager’s analysis of current market conditions.  In July 2009, our manager negotiated the payoff of the loan for approximately $4.3 million plus accrued interest and a 60 month promissory note executed by the borrower in the amount of approximately $1.4 million.  The note is to accrue interest at a rate of 7% for the first 36 months and thereafter monthly interest payments are to be received from the borrower to maturity.  If the borrower sells the property for an amount in excess of approximately $6.1 million, we, VRM I and VRM II will be entitled to an amount equal to 25% of the excess amount of the gross proceeds received from the sale.  The transaction resulted in no gain or loss.  Our portion of the principal pay off amount was $255,000 and $82,000 of the promissory note.

ExecuSuite Properties, LLC, – As of June 30, 2009, our manager provided a specific reserve allowance of approximately $2.2 million, of which our portion is $130,000, related to a performing loan secured by a 22,000 square foot office building (Building "D") in Village Business Park located on 1.48 acres of land in Las Vegas, NV.  During March 2009, this loan was modified and the interest rate was reduced to 8% as of January 2009.  Pursuant to the modification, interest payments are payable monthly at 4.25%, beginning on January 25, 2009, and accrue at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009, and our manager’s analysis of current market conditions.  Commencing in July 2009, the loan was further modified to provide that interest payments are payable monthly at 3% and accrue at 5% payable at maturity of the loan.  Our manager will continue to evaluate our position in the loan.

SE Property Investments, LLC, – As of June 30, 2009, our manager provided a specific reserve allowance of approximately $1.8 million, of which our portion is $108,000, related to a performing loan secured by a 22,000 square foot office building (Building "E") in Village Business Park located on 1.48 acres of land in Las Vegas, NV.  During March 2009, this loan was modified and the interest rate was reduced to 8% as of January 2009.  Pursuant to the modification, interest payments are payable monthly at 4.25%, beginning on January 25, 2009, and accrue at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009, and our manager’s analysis of current market conditions.  Commencing in July 2009, the loan was further modified to provide that interest payments are payable monthly at 3% and accrue at 5% payable at maturity of the loan.  Our manager will continue to evaluate our position in the loan.

Devonshire, LLC, – As of June 30, 2009, our manager provided a specific reserve allowance of approximately $3.1 million, of which our portion is $172,000, related to a performing loan secured by a 22,000 square foot office building (Building "F") in Village Business Park located on 1.48 acres of land in Las Vegas, NV.  During March 2009, this loan was modified and the interest rate was reduced to 8% as of January 2009.  Pursuant to the modification, interest payments are payable monthly at 4.25%, beginning on January 25, 2009, and accrue at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009, and our manager’s analysis of current market conditions.  In July 2009, our manager negotiated the payoff of the loan for approximately $4.1 million plus accrued interest and a 60 month promissory note executed by the borrower in the amount of approximately $1.3 million. The note is to accrue interest at a rate of 7% for the first 36 months and thereafter monthly interest payments are to be received from the borrower to maturity.  If the borrower sells the property for an amount in excess of approximately $5.8 million, we, VRM I and VRM II will be entitled to an amount equal to 25% of the excess amount of the gross proceeds received from the sale.  The transaction resulted in no gain or loss.  Our portion of the principal pay off amount was $231,000 and $74,000 of the promissory note.

Building A, LLC & Building C, LLC, – As of June 30, 2009, our manager provided a specific reserve allowance of $106,000, of which our portion is $7,000, related to a second lien position on a performing loan for a 43,549 square foot office building (Building "A") located 3.18 acres of land and a 43,549 square foot office building (Building "C") located on 3.18 acres of land, both within the Village Business Park, in Las Vegas, NV.  During March 2009, this loan was modified and the interest rate was reduced to 8% as of January 2009.  Pursuant to the modification, interest payments are payable monthly at 3.0%, beginning on January 25, 2009, and accrue at 5.0% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during January 2009, and our manager’s analysis of current market conditions.  Our manager will continue to evaluate our position in the loan.

Cascadia Canyon, LLC, – As of June 30, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan on 12.39 acres of land plus the SUMCO North Campus and SUMCO South Campus located in Salem, OR, of approximately $10.3 million, of which our portion is approximately $0.6 million.  This specific reserve allowance was based on the current analysis of the underlying collateral for this loan and updated appraisal obtained in May 2009.  Our manager will continue to evaluate our position in the loan.

Babuski, LLC – As of June 30, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan that provided financing for 9.23 acres of land in Las Vegas, NV, of approximately $1.4 million, of which our portion is $42,000.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2009.  Our manager will continue to evaluate our position in the loan.

Spectrum Town Center Property, LLC – As of June 30, 2009, our manager has provide a specific reserve allowance, related to a non-performing loan that provided bridge financing for a shadow anchored multi-tenant retail property located in Gilbert, AZ, of approximately $3.6 million, of which our portions is $51,000.  This specific reserve allowance was based on the current analysis of the underlying collateral for this loan.  Our manager will continue to evaluate our position in the loan.

As of June 30, 2009, our manager had granted extensions on 10 loans, totaling approximately $77.0 million, of which our portion was approximately $4.5 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to their extension, four of the 10 loans have become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at June 30, 2009 of approximately $35.7 million, of which our portion is approximately $2.5 million.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$1,520,000	$--	$1,520,000
Non-performing loans – related allowance	3,543,000	(1,872,000)	1,671,000
Subtotal non-performing loans	5,063,000	(1,872,000)	3,191,000

Performing loans – no related allowance	1,150,000	--	1,150,000
Performing loans – related allowance	2,207,000	(691,000)	1,516,000
Subtotal performing loans	3,357,000	(691,000)	2,666,000

Total	$8,420,000	$(2,563,000)	$5,857,000

*           Please refer to Specific Reserve Allowances above.

	As of December 31, 2008
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$1,813,000	$--	$1,813,000
Non-performing loans – related allowance	8,422,000	(4,777,000)	3,645,000
Subtotal non-performing loans	10,235,000	(4,777,000)	5,458,000

Performing loans – no related allowance	400,000	--	400,000
Performing loans – related allowance	2,677,000	(669,000)	2,008,000
Subtotal performing loans	3,077,000	(669,000)	2,408,000

Total	$13,312,000	$(5,446,000)	$7,866,000

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

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of June 30, 2009, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.83% of their total outstanding common stock.

In accordance with FAS 115 and FSP FAS 115-1 and FAS 124-1 - Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-1 and FAS 124-1”), we evaluated our investment in VRM II’s common stock and determined there was an other-than-temporary impairment as of September 30, 2008.  Based on this evaluation we impaired our investment to its fair value, as of September 30, 2008, to $3.89 per share.

As of June 30, 2009, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss since September 30, 2008.  Based on that evaluation and our ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider our investment in VRM II to be other-than-temporarily impaired at June 30, 2009.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At June 30, 2009, we held eight properties with a total carrying value of approximately $2.2 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  One of these properties generated net income from rentals during the six months ended June 30, 2009 totaling $6,000.  Expenses incurred during the six months ended June 30, 2009, related to our real estate held for sale totaled $1.3 million.  These expenses included $1.2 million in write-downs on real estate held for sale.  The summary below includes our percentage of ownership in each of the properties.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  Set forth below is a roll-forward of investments in real estate held for sale during the six months ended June 30, 2009:

Description	Date Acquired	%	Balance at 12/31/08	Acquisitions Through Foreclosure	Write Downs	Seller Financed / New Loan	Net Cash Proceeds on Sales	Gain (Loss) on Sale of Real Estate	Balance at 6/30/09

Rio Vista Nevada, LLC – Land (1)	12/21/2006	2%	$38,000	$--	$(38,000)	$--	$--	$--	$--
Rio Vista Nevada, LLC – Houses (1)	12/21/2006	2%	6,000	--	--	--	--	--	6,000
Pirates Lake, LTD (2)	2/5/2008	16%	303,000	--	(182,000)	--	--	--	121,000
Brawley CA 122, LLC (3)	5/1/2008	33%	306,000	--	(122,000)	--	--	--	184,000
V & M Homes at the Palms, Inc. (4)	7/15/2008	36%	418,000	--	--	--	--	--	418,000
MRPE, LLC (5)	8/11/2008	8%	530,000	--	--	--	--	--	530,000
Jeffrey's Court, LLC (6)	9/3/2008	20%	725,000	--	(543,000)	--	--	--	182,000
Cliff Shadows Properties, LLC (7)	9/8/2008	5%	408,000	--	--	--	(409,000)	5,000	4,000
Redwood Place, LLC (8)	1/16/2009	9%	--	688,000	(173,000)	(277,000)	(184,000)	(54,000)	--
World Capital Durango Alpha (9)	3/30/2009	14%	--	719,000	(172,000)	(451,000)	(115,000)	19,000	--
WCP Warm Springs Holdings 1, LLC (10)	5/7/2009	16%	--	727,000	(16,000)	--	--	--	711,000

			$2,734,000	$2,134,000	$(1,246,000)	$(728,000)	$(708,000)	$(30,000)	$2,156,000

(1)
Rio Vista Nevada, LLC – During December 2006, we, VRM I and VRM II acquired through foreclosure proceedings 480 residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA.  During the six months ended June 30, 2009, our manager evaluated the carrying value of real estate acquired through foreclosure located in Cathedral City, California.  Based on our manager’s evaluation of the property, the outstanding liability and negotiations with a prospective purchaser that were pending as of June 30, 2009 but which were subsequently terminated, our manager valued the land portion of the property to zero and the two single family homes to approximately $300,000, of which our portion is $6,000, during the six months ended June 30, 2009.

(2)
Pirates Lake, LTD – During February 2008, we, VRM I and VRM II acquired through foreclosure proceedings approximately 46.75 acres of land in Galveston, TX.  During the six months ended June 30, 2009, our manager has evaluated the carrying value of the property and based on current sales contract and updated appraisal obtained during April 2009, the property was written down approximately $0.7 million, of which our portion was $0.1 million.  The property is currently under contract for sale at $1.2 million, with an estimated closing date of September 25, 2009; however, there can be no guarantee the sale will be completed.

(3)
Brawley CA 122, LLC – During May 2008, we, VRM I and VRM II acquired through foreclosure proceedings a 25 acre proposed 122 single-family subdivision to be known as River Drive Subdivision in Brawley, CA.  Our manager has evaluated the carrying value of the property and based on the current list price, the property was written down approximately $0.3 million, of which our portion was approximately $0.1 million during the six months ended June 30, 2009.  The property is currently listed for sale for $500,000.

(4)
V & M Homes at the Palms, Inc. – During July 2008, we, VRM I and VRM II acquired through foreclosure proceedings an 80 acre parcel of land in Florence, AZ.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in February 2009, no write-down was deemed necessary as of June 30, 2009.  The property is currently listed for sale at $1.5 million.

(5)
MRPE, LLC – During August 2008, we, VRM I and VRM II acquired through foreclosure proceedings 132.03 acres of land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV.  Our manager has evaluated the carrying value of the property and based on its analysis, updated appraisal obtained in January 2009, and current list price, no write-down was deemed necessary as of June 30, 2009.  The property is currently listed for sale at approximately $7.0 million, which approximates the total book value, plus selling costs, for this property held by us, VRM I and VRM II.

(6)
Jeffrey's Court, LLC – During September 2008, we, VRM I and VRM II acquired through foreclosure proceedings 4.92 acres of land to be developed into 119 condominium units in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on the current list price, the property was written down approximately $2.8 million, of which our portion was approximately $0.5 million during the six months ended June 30, 2009.  In addition, we, VRM I and VRM II pledged a portion of this property as security for a loan from unrelated third parties totaling $225,000, of which our portion is $45,000.  These notes have terms of six and 12 months with monthly interest payments at 12%.  On August 6, 2009, we, VRM I and VRM II sold the Jeffrey’s Court, LLC property for approximately $1.0 million, which approximates the total book value, plus selling costs, for this property.  In addition, the notes payable totaling $225,000, which were secured by this property were paid in full.

(7)
Cliff Shadows Properties, LLC – During September 2008, we, VRM I and VRM II acquired through foreclosure proceedings a 106 Unit Townhouse Project known as Cliff Shadows Townhomes located in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained in September 2008 and the current purchase agreement, no write-down was deemed necessary as of June 30, 2009.  During January 2009, our manager received a sales agreement to purchase the property for approximately $9.6 million, of which our portion would be approximately $0.5 million.  On March 6, 2009, we, VRM I and VRM II completed the sale of 98 units.  On May 20, 2009, we, VRM I and VRM II completed the sale of an additional seven units, with the remaining unit pending final escrow.  As a result of the May 20, 2009 transaction, we, VRM I and VRM II recorded a net gain of $152,000, of which our portion was $5,000.

(8)
Redwood Place, LLC – On January 16, 2009, we, VRM I and VRM II acquired through foreclosure proceedings a 186-unit apartment complex located in Phoenix, Arizona.  During the six months ended June 30, 2009, this property generated net income of $6,000.  In June 2009, the property was sold for $5.4 million, of which our portion was approximately $0.2 million.  The sale resulted in a net loss of $0.6 million of which our portion was $54,000.

(9)
World Capital Durango Alpha – On March 30, 2009, we, VRM I and VRM II acquired through foreclosure proceedings 9.27 acres of land located in Las Vegas, NV.  Our manager evaluated the carrying value of the property and based on its estimate, the property was written down approximately $1.2 million, of which our portion was approximately $0.2 million during the six months ended June 30, 2009.  During May 2009, the property was sold for approximately $4.0 million to an unrelated third party.  As part of the sale the buyer paid us, VRM I and VRM II approximately $0.8 million, of which our portion was approximately $0.1 million.  The remaining $3.2 million balance was financed by us, VRM I and VRM II through a 12 month loan with a stated interest rate of 8%.  As a result of the transaction, we, VRM I and VRM II recorded a net gain of $134,000, of which our portion was $19,000.

(10)
WCP Warm Springs Holdings 1, LLC – On May 7, 2009, we, VRM I and VRM II acquired through foreclosure proceedings 10 acres of vacant land located in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on an updated appraisal, wrote down the property $96,000, of which our portion was $16,000, during the six months ended June 30, 2009.

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three and six months ended June 30, 2009 and 2008.

As of June 30, 2009, and 2008, our manager owned 54,863 of our membership units representing approximately 2.71% and 2.41%, respectively, of our total membership units.  We did not pay pro rata distributions to our manager during the three and six months ended June 30, 2009.  We paid pro rata distributions owed to our manager totaling $5,000 and $14,000, during the three and six months ended June 30, 2008, respectively, based upon the units owned by our manager.

In connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which may be drawn upon by the Purchaser should Vestin Group default on its lease obligations.  Vestin Group is currently engaged in a dispute with the Purchaser and has not paid certain amounts allegedly due under its lease totaling approximately $0.5 million, as of May 1, 2009.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless in the event that the Purchaser draws upon the letter of credit and we incur an obligation to reimburse the bank that issued the letter of credit.  During June 2009, the Purchaser drew $285,000 upon the letter of credit; our manager is required to reimburse us for the full $285,000.

As of June 30, 2009, we had receivables from our manager totaling $283,000, primarily related to the withdrawal of the letter of credit referred to above.  As of December 31, 2008, we owed our manager $58,000, primarily related to loan extension fees.

On March 6, 2009, we, VRM I and VRM II completed the sale of 105 of the 106 Cliff Shadows Properties, LLC units, to an unrelated third party, with the remaining unit pending final escrow.  In accordance with our management agreement, we, VRM I and VRM II paid our manager an administrative fee of $282,000, shared pro-rata among us, VRM I and VRM II.

Transactions with Other Related Parties

As of June 30, 2009 and 2008, we owned 114,117 common shares of VRM II, representing approximately 0.83% and 0.77%, respectively, of their total outstanding common stock.  For the three and six months ended June 30, 2009, VRM II did not declare any dividends.  For the three and six months ended June 30, 2008, we recorded $31,000 and $56,000, respectively, in dividend income from VRM II based on the number of shares we held on the dividend record dates.

During the six months ended June 30, 2009, we bought approximately $0.5 million in real estate loans from VRM II.  No gain or loss resulted from these transactions.  There were no similar transactions during the six months ended June 30, 2008.

As of June 30, 2009, we owed VRM II $6,000.  As of December 31, 2008, we owed VRM II $9,000.

As of June 30, 2009, and 2008, inVestin owned 34,856 of our membership units representing approximately 1.72% and 1.53%, respectively, of our total membership units.  We did not pay pro rata distributions to inVestin during the three and six months ended June 30, 2009.  We paid pro rata distributions owed to inVestin totaling $4,000 and $9,000, during the three and six months ended June 30, 2008, respectively, based upon the units owned by inVestin.

As of June 30, 2009, and 2008, Shustek Investments, a company wholly owned by our manager’s CEO, owned 200,000 and 160,857, respectively, of our membership units representing approximately 9.88% and 7.06%, respectively, of our total membership units.  We did not pay pro rata distributions to Shustek Investments during the three and six months ended June 30, 2009.  We paid pro rata distributions owed to Shustek Investments totaling $17,000 and $35,000, during the three and six months ended June 30, 2008, respectively, based upon the units owned by Shustek Investments

During the three and six months ended June 30, 2009, we incurred $3,000 and $24,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.  During the three and six months ended June 30, 2008, we incurred $2,000 and $4,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz.

NOTE H — MEMBERS’ EQUITY

Allocations and Distributions

In accordance with our Operating Agreement, profits, gains and losses are to be credited to and charged against each member’s capital account in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Distributions were paid monthly to members; however, on August 27, 2008, we suspended payment of distributions as a result of our current losses.  For the six months ended June 30, 2009, there were no distributions to members, compared to approximately $0.7 million during the six months ended June 30, 2008.

Contingency Reserve

We will establish a contingency reserve in the initial amount of approximately $1.8 million for the payment of ongoing expenses, any contingent liabilities or to account for loan or other investment losses.  Our manager will have the discretion to increase or decrease the amount of the reserve, but will ensure that the reserve is adequate to pay our outstanding obligations.  The amount of the contingency reserve will be based upon estimates and opinions of our Manager or through consultation with an outside expert, if our Manager determines that it is advisable to retain such expert, and a review of among other things, the value of our non-performing assets and the likelihood of repayment, our estimated contingent liabilities and our estimated expenses, including without limitation, estimated professional, legal and accounting fees, rent, payroll and other taxes, miscellaneous office expenses, facilities costs and expenses accrued in our financial statements.

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended June 30, 2009.  Based on this review the value of members’ capital accounts was adjusted from $5.50 per unit to $4.88 per unit, as of July 1, 2009.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

Redemption Limitation

Under our Operating Agreement, our members had limited withdrawal rights.  The withdrawal rights were subject to various limitations set forth in our Operating Agreement intended to protect our financial health and our status under the Internal Revenue Code.  These limitations provided, among other things, that withdrawals may not exceed 10% of the aggregate Members’ capital in any calendar year and no more than $100,000 per members’ account in any calendar year, subject to our manager’s discretion, which were exercised in accordance to our Operating Agreement.  As of June 30, 2009, the total redemptions made from inception were approximately $10.4 million.  Balances in Members’ capital accounts as of January 1, 2009 were approximately $13.2 million, including deferred income of approximately $1.0 million, which limited redemptions to approximately $1.3 million for calendar 2009.  Total redemptions during the six months ended June 30, 2009, were approximately $1.3 million.  In accordance with the Plan, our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

NOTE I — NOTES PAYABLE

During May 2009, we, VRM I and VRM II mortgaged a portion of our real estate held for sale known as Redwood Place, LLC for approximately $3.2 million, of which our portion was approximately $0.3 million.  Interest, loan fees and property taxes related to the mortgage totaled $234,000, of which our portion was $20,000.  This mortgage was paid in full during June 2009, as part of the sale of Redwood Place, LLC.

During April and May 2009, we, VRM I and VRM II borrowed $225,000, of which our portion is $45,000, from unrelated parties, secured by a portion of our real estate held for sale known as Jeffrey's Court.  The maturity terms of the notes were six and 12 months with an annual interest rate at 12%.  The notes require monthly interest only payment and principal due at maturity.  On August 6, 2009, we, VRM I and VRM II sold the Jeffrey’s Court, LLC property for approximately $1.0 million, which approximates the total book value, plus selling costs, for this property.  In addition, the notes payable totaling $225,000, which were secured by this property were paid in full.

NOTE J — FAIR VALUE

As of June 30, 2009, financial assets and liabilities utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets as of June 30, 2009 measured at fair value on a recurring basis by the input levels prescribed by FAS 157:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 06/30/2009	Carrying Value on Balance Sheet at 06/30/2009
Assets
Investment in marketable securities - related party	$304,000	$--	$--	$304,000	$304,000
Investment in real estate loans	$--	$--	$5,781,000	$5,781,000	$5,857,000

The following table presents the changes in our financial assets that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from March 31, 2009 to June 30, 2009.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of March 31, 2009 and June 30, 2009.

Assets
Investment in real estate loans

Balance on March 31, 2009	$5,981,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(474,000)
Change in impairment on restructured loans	51,000
Purchase and additions of assets
Transfer of real estate loans to real estate held for sale	(1,400,000)
Transfer of allowance on real estate loans to real estate held for sale	673,000
New mortgage loans and mortgage loans bought	951,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(1,001,000)
Reduction of allowance for loan losses related to sale of investment in real estate loan	949,000
Temporary change in estimated fair value based on future cash flows	51,000
Transfer to Level 1	--
Transfer to Level 2	--

Balance on June 30, 2009, net of temporary valuation adjustment	$5,781,000

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”).  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In addition, FAS 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  FAS 165 is effective for interim and annual periods ending after June 15, 2009.  We do not expect adoption of FAS 165 to have a material effect on our Consolidated Financial Statements.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“FAS 166”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”) to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited.  We are currently evaluating the potential impact that the adoption of this statement will have on our financial position and results of operations and will adopt the provisions of this statement in fiscal 2010.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FAS 168” or “Codification”).  This Codification will become the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  Therefore, in our third quarter of fiscal 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

NOTE L— LEGAL MATTERS INVOLVING THE MANAGER

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

In April 2006, the lenders of the loans made to RightStar, Inc. (“RightStar”) filed suit against the State of Hawaii listing 26 causes of action, including allegations that the State of Hawaii has illegally blocked the lender’s right to foreclose and take title to its collateral by inappropriately attaching conditions to the granting of licenses needed to operate the business, the pre-need trust funds and the perpetual care trust funds and that the State of Hawaii has attempted to force the lenders to accept liability for any statutory trust fund deficits while no such lender liability exists under the laws of the State of Hawaii.  The State of Hawaii responded by filing allegations against Vestin Mortgage and VRM II alleging that these Vestin entities improperly influenced the former RightStar trustees to transfer trust funds to VRM II.

On May 9, 2007, VRM I, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM I, VRM II and Vestin Mortgage in part to fund the trusts statutory minimum balances.  VRM I, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  VRM I, VRM II, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  To date the auction has not been successful.  The Vestin entities and the State of Hawaii are in the process of negotiating a new agreement that would permit the foreclosure to proceed.  Agreements in principle have been reached; however, an agreement has not yet been signed.

VRM I and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund I into Vestin Realty Mortgage I, Inc.  The court certified a class of all former Fund I unit holders who voted against the merger of Fund I into Vestin Realty Mortgage I, Inc.  The trial is currently scheduled to begin on September 25, 2009.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM I’s management agreement and Fund I’s Operating Agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM I with respect to the above actions.

VRM II and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund II into Vestin Realty Mortgage II, Inc.  The court certified a class of all former Fund II unit holders who voted against the merger of Fund II into Vestin Realty Mortgage II, Inc., and a subclass of all class members who were over the age of 60 and Nevada residents at the time of the merger.  The trial is currently scheduled to begin on September 25, 2009.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM II’s management agreement and Fund II’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.

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

NOTE N — SUBSEQUENT EVENTS

In accordance with FAS 165, the following subsequent events have been evaluated through August 14, 2009, the date our financial statements were filed with the SEC.  Events after this date have not been evaluated in the set of financial statements being presented for the three and six months ended June 30, 2009.

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution  (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by August 31, 2014.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to any reserve established by our manager.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

During July 2009, our manager negotiated the payoff of the Wolfpack Properties, LLC loan for approximately $4.3 million plus accrued interest and a 60 month promissory note executed by the borrower in the amount of approximately $1.4 million.  The note is to accrue interest at a rate of 7% for the first 36 months and thereafter monthly interest payments are to be received from the borrower to maturity.  If the borrower sells the property for an amount in excess of approximately $6.1 million, we, VRM I and VRM II will be entitled to an amount equal to 25% of the excess amount of the gross proceeds received from the sale.  The transaction resulted in no gain or loss.  Our portion of the principal pay off amount was $255,000 and $82,000 of the promissory note.

During July 2009, our manager negotiated the payoff of the Devonshire, LLC loan for approximately $4.1 million plus accrued interest and a 60 month promissory note executed by the borrower in the amount of approximately $1.3 million.  The note is to accrue interest at a rate of 7% for the first 36 months and thereafter monthly interest payments are to be received from the borrower to maturity.  If the borrower sells the property for an amount in excess of approximately $5.8 million, we, VRM I and VRM II will be entitled to an amount equal to 25% of the excess amount of the gross proceeds received from the sale.  The transaction resulted in no gain or loss.  Our portion of the principal pay off amount was approximately $231,000 and approximately $74,000 of the promissory note.

On August 6, 2009, we, VRM I and VRM II sold the Jeffrey’s Court, LLC property for approximately $1.0 million, which approximates the total book value, plus selling costs, for this property.  In addition, the notes payable totaling $225,000, which were secured by this property were paid in full.

On August 10, 2009, we, VRM I and VRM II classified a commercial loan totaling approximately $11.4 million, of which our portion is $0.2 million, as non-performing.  This loan was to provide financing for the renovation and flagging of a 430-room full service hotel to be known as the Sheraton Ft. Worth Hotel and Spa located in Ft. Worth, Texas.  Based on our manager’s evaluation and an updated appraisal obtained in April 2009, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of August 14, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Vestin Fund III, LLC:

We have reviewed the accompanying balance sheet of Vestin Fund III, LLC as of June 30, 2009, and the related statements of operations for the three and six month periods ended June 30, 2009 and 2008, statements of members’ equity and other comprehensive loss for the six month period ended June 30, 2009 and statements of cash flows for the six month periods ended June 30, 2009 and 2008. All information included in these financial statements is the representation of the management of Vestin Fund III, LLC.

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

As discussed in Note A of the financial statements, on July 2, 2009, the Company’s members voted to approve to conduct an orderly liquidation of the Company’s assets.

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
August 14, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2009 and 2008.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2008 and our quarterly report filed on Form 10-Q for the three months ended March 31, 2009.

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

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution  (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results may not be indicative of future results as we implement the Plan.  We anticipate that the liquidation will be substantially completed by August 31, 2014.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to any reserve established by our manager.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

Prior to the approval of the Plan, our primary business objective was to generate income while preserving principal by investing in real estate loans.  The loan underwriting standards utilized by our manager and Vestin Originations are less strict than those used by many institutional real estate lenders.  In addition, one of our competitive advantages was our ability to approve loan applications more quickly than many institutional lenders.  As a result, in certain cases, we made real estate loans that were riskier than real estate loans made by many institutional lenders such as commercial banks.  However, in return, we sought a higher interest rate and our manager took steps to mitigate the lending risks such as imposing a lower loan-to-value ratio.  While we may have assumed more risk than many institutional real estate lenders, in return, we sought to generate higher yields from our real estate loans.

Our operating results are affected primarily by: (i) the amount of capital we invested in real estate loans, (ii) the level of real estate lending activity in the markets we service, (iii) the interest rates we are able to charge on our loans and (v) the level of non-performing assets, foreclosures and related loan losses which we may experience.

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of June 30, 2009, we had six loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.2 million, net of allowance for loan losses of approximately $1.9 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $5.4 million or 54% of our total assets as of June 30, 2009, as compared to approximately $8.2 million or 61% of our total assets as of December 31, 2008.  At June 30, 2009, non-performing assets consisted of approximately $2.2 million of real estate held for sale and approximately $3.2 million of non-performing loans, net of allowance for loan losses.  One of the real estate held for sale properties generated net income from rentals totaling $6,000, during the six months ended June 30, 2009.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We believe that the significant increase in the level of our non-performing assets is a direct result of the deterioration of the economy and credit markets.  As the economy has weakened and credit has become more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which, until the approval of the Plan entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

We expect that the weakness in the credit markets and the weakness in lending will continue to have an adverse impact upon our markets for the foreseeable future.  This may result in a further increase in defaults on our loans and we might be required to record additional reserves based on decreases in market values or we may be required to restructure loans.  This increase in loan defaults has materially affected our operating results.  For additional information regarding our non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

As of June 30, 2009, our loan-to-value ratio was 80.58%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional marked increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will have a material adverse effect upon our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of June 30, 2009, we have provided a specific reserve allowance for five non-performing loans and six performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans in the notes to our consolidated financial statements in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

As of June 30, 2009, our loans were in the following states: Arizona, California, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Total revenues	$123,000	$280,000	$166,000	$705,000
Total operating expenses	570,000	2,432,000	825,000	2,508,000
Non-operating income	6,000	44,000	13,000	97,000
Loss from real estate held for sale	(840,000)	(614,000)	(1,343,000)	(1,231,000)

NET LOSS	$(1,281,000)	$(2,722,000)	$(1,989,000)	$(2,937,000)

Net loss allocated to members per weighted average membership units	$(0.63)	$(1.19)	$(0.93)	$(1.22)

Weighted average membership units	2,024,424	2,278,865	2,134,765	2,400,870

Annualized rate of return to members (a)	-25.16%	-47.62%	-18.63%	-24.38%

Cash distributions	$--	$258,000	$--	$650,000

Cash distributions per weighted average membership units	$--	$0.11	$--	$0.27

Weighted average term of outstanding loans	26 months	18 months	26 months	18 months

Comparison of Operating Results for the three months ended June 30, 2009, to the three months ended June 30, 2008.

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average unit as of June 30, 2009 and 2008, divided by the number of days during the period (91/91 and 181/182 days for the three and six months ended June 30, 2009 and 2008, respectively) and multiplied by 365/366 days, then divided by the weighted average cost per unit ($10.09 for each period, respectively).

Total Revenues:  For the three months ended June 30, 2009 total revenues were $123,000 compared to $280,000 for the same period in 2008, a decrease of $157,000 or 56% due in significant part to the following factors:

•
Interest income from investments in real estate loans was $72,000 during the three months ended June 30, 2009 compared to $271,000 during the same period in 2008.  Our revenue is dependent upon the balance of our investment in real estate loans and our ability to collect the interest earned on these loans.  As of June 30, 2009, our performing loans totaled approximately $3.4 million.  As of June 30, 2008, our performing loans totaled approximately $8.1 million.  The decline in interest income is largely attributable to the decrease in performing loans, which has reduced the amount of cash available for investment in new loans, and the increase of real estate owned properties acquired through the foreclosures of our investments in real estate loans.  We anticipate this downward trend in interest income to continue once we start to liquidate the Company pursuant to the Plan, as we no longer invest in new loans.  For additional information on our loan portfolio and real estate held for sale, see Note D – Investments in Real Estate Loans and Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements of this Quarterly Report Form 10-Q.

•	During the three months ended June 30, 2009, we recognized a gain related to the pay off of an investment in real estate loan of approximately $51,000.

Total Operating Expenses:  For the three months ended June 30, 2009, total operating expenses were approximately $570,000 compared to approximately $2.4 million during the three months ended June 30, 2008, a decrease of $1.9 million or 77% due in significant part to the recognition of provisions for loan losses.  During the three months ended June 30, 2009, we recognized a provision for loan loss totaling approximately $474,000 compared to approximately $2.3 million for the same period in 2008.  It is premature at this time for us to determine whether or not the reduction in provision for loan loss during the three months ended June 30, 2009, as compared to the same period in 2008, is indicative of a trend.  See “Specific Reserve Allowances “ in Note D Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Non-operating income:  During the three months ended June 30, 2008, we recorded $31,000 in dividends from investment in marketable securities – related party.  There was no similar income recorded during the three months ended June 30, 2009.

Total Loss from Real Estate Held for Sale:  For the three months ended June 30, 2009, total loss from real estate held for sale was $840,000 compared to $614,000 for the three months ended June 30, 2008.  Total loss for real estate held for sale during the three months ended June 30, 2009, mainly consisted of write-downs on three real estate held for sale properties totaling $779,000.  For the three months ended June 30, 2008, we recognized $579,000 in write-downs on real estate held for sale properties.  During the three months ended June 30, 2009, we, VRM I and VRM II acquired through foreclosure proceedings 10 acres of vacant land located in Las Vegas, NV.  In addition, we recorded a net loss of $30,000 on the sale of three real estate held for sale properties during the three months ended June 30, 2009.  No sales of real estate held for sale were made during the three months ended June 30, 2008.  For additional information see Note F – Real Estate Held For Sale of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q

Comparison of Operating Results for the six months ended June 30, 2009, to the six months ended June 30, 2008.

Total Revenues:  For the six months ended June 30, 2009, total revenues were $166,000 compared to $705,000 million during the six months ended June 30, 2008, a decrease of $539,000 or 76%.  Revenues were primarily affected by the following factor in addition to the factors discussed above in Total Revenues for the three months ended June 30, 2009:

•
Interest income from investments in real estate loans decreased to approximately $114,000 during the six months ended June 30, 2009, compared to approximately $685,000 during the same period in 2008, primarily due to the decrease in performing loans referred to above.  Our revenue is also dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of June 30, 2009, our investment in real estate loans was approximately $8.4 million compared to our investment in real estate loans of approximately $18.9 million as of June 30, 2008.  We anticipate this downward trend in interest income to continue as we continue to liquidate the Company pursuant to the Plan, as we will no longer invest in new loans.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Total Operating Expenses:  For the six months ended June 30, 2009, total operating expenses were $825,000 compared to approximately $2.5 million during the six months ended June 30, 2008, a decrease of approximately $1.7 million or 67%.  Expenses were primarily affected by the allowance for loan losses discussed above in Total Operating Expenses for the three months ended June 30, 2009.  It is premature at this time for us to determine whether or not the reduction in provision for loan loss during the six months ended June 30, 2009, as compared to the same period in 2008, is indicative of a trend.

Total Non-Operating Income:  For the six months ended June 30, 2009, total non-operating income was $13,000 compared to $97,000 during the six months ended June 30, 2008, a decrease of $84,000 or 87%, due to dividend income of $56,000 received from investment in marketable securities – related party.  We had no similar income in the same period in 2009.

Total Loss from Real Estate Held for Sale:  For the six months ended June 30, 2009 and 2008, total losses from real estate held for sale were approximately $1.3 million, which losses primarily consisted of write-down of real estate held for sale.

Distributions to Members:  The following is a schedule of distributions made to members for the six months ended June 30, 2009 and 2008.

	For the Six Months Ended June 30,
	2009	2008

Distribution of net income available for distribution	$--	$--
Reduction to working capital due to net loss	--	(343,000)
Distribution in excess of net income available for distribution	--	993,000
Total distributions	$--	$650,000

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

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities.  The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Six Months Ended June 30,
	2009	2009
Distribution of net income available for distribution	$--	$--
Distribution of working capital	--	650,000
Additions (reductions) to working capital	(115,000)	(993,000)
Realized net loss on foreclosure of loans	--	932,000
Provision of doubtful accounts related to receivables	2,000	--
Gain on sale of real estate held for sale	(24,000)	--
Loss on sale of real estate held for sale	54,000	--
Change in operating assets and liabilities:
Interest receivable	(12,000)	131,000
Accounts payable	(77,000)	(24,000)
Due to related parties	(345,000)	12,000
Other assets	(8,000)	2,000
Net cash provided by operating activities	$(525,000)	$710,000
Net cash provided (used) by investing activities	$968,000	$472,000
Net cash (used) provided by financing activities	$(1,277,000)	$(3,222,000)

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended June 30, 2009.  Based on this review the value of members’ capital accounts was adjusted from $5.50 per unit to $4.88 per unit, as of July 1, 2009.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions:  At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution  (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by August 31, 2014.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to any reserve established by our manager.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.  As of June 30, 2009, the total redemptions made from inception were approximately $10.4 million.  For additional information regarding members redemptions, see Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operating purposes.  Prior to the approval of the Plan, we invested our available funds in real estate loans.  Subject to a contingency reserve, we generally seek to use all of our available funds to invest in real estate loans.  Distributable cash flow generated from such loans is paid out to our members.  We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because our manager will manage our affairs.

During the six months ended June 30, 2009, net cash flows used by operating activities approximated $0.5 million.  Operating cash flows were adversely impacted by the decrease in interest income related to the decrease in our investments in real estate loans of approximately $0.6 million, during the six months ended June 30, 2009 compared to the same period in 2008.  In addition, we incurred approximately $1.2 million in write-downs on real estate held for sale and approximately $0.6 million in provisions for loan losses during the six months ended June 30, 2009.  These write-downs and allowances represent the decreases in the fair value of these properties, which will affect the amount of proceeds we are expected to receive from future sales of these assets.  Cash flows related to investing activities consisted of cash provided by loan payoffs and sales of real estate loans of approximately $1.2 million.  In addition, our restricted cash was reduced by $285,000, which we used to reimburse a bank for a letter of credit that it had drawn upon.  Cash flows used for financing activities consisted of cash used for members’ redemptions of approximately $1.3 million and proceeds from notes payable of $45,000.

At June 30, 2009, we had approximately $0.7 million in unrestricted cash, $0.3 million in marketable securities – related party and approximately $10.0 million in total assets.  We intend to meet short-term working capital needs through a combination of proceeds from loan payoffs, loan sales, sales of real estate held for sale and/or borrowings.  We believe we have sufficient working capital to meet our operating needs in the near term.  In addition to the foregoing assets, as of June 30, 2009, we had approximately $0.7 million in restricted cash, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006.  The requirement for the deposit expires at the end of the lease on August 31, 2014.  Vestin Group, the parent of our manager, was previously our tenant in building we owned in Las Vegas, Nevada.  In connection with the sale of such building, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which may be drawn upon by the Purchaser should Vestin Group default on its lease obligations.  Vestin Group is currently engaged in a dispute with the Purchaser and has not paid certain amounts allegedly due under its lease totaling approximately $0.5 million, as of August 14, 2009.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless in the event that the Purchaser draws upon the letter of credit and we incur an obligation to reimburse the bank, which issued the letter of credit.  During June 2009, the Purchaser drew $285,000 upon the letter of credit; our manager is required to reimburse us for the full $285,000.

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale totaling approximately $3.2 million and $2.2 million, respectively, as of June 30, 2009, compared to approximately $5.5 million and $2.7 million, respectively, as of December 31, 2008.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our real estate held for sale.

As a commercial real estate lender who was willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, we have had to work with some of our borrowers to either modify, restructure and/or extend their loans in order to keep or restore the loans to performing status.

Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to any reserve established by our manager.  Members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.  As of June 30, 2009, the total redemptions made from inception were approximately $10.4 million.  For additional information regarding members redemptions, see Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of June 30, 2009 we had investments in 15 real estate loans with a balance of approximately $8.4 million as compared to investments in 18 real estate loans, as of December 31, 2008, with a balance of approximately $13.3 million.  In accordance with the Plan, we will no longer invest in new loans.

As of June 30, 2009, we had six loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $3.2 million, net of allowance for loan losses of approximately $1.9 million, which does not include the allowances of approximately $0.7 million relating to the decrease in the property value for performing loans as of June 30, 2009.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of June 30, 2009, we have provided a specific reserve related to five non-performing loans and six performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

During the six months ended June 30, 2009, we foreclosed upon three properties, totaling approximately $2.1 million, and classified them as real estate held for sale.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans and Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the six months ended June 30, 2009, refer to Note D – Investments In Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Investments in Real Estate Held for Sale

At June 30, 2009, we held eight properties with a total carrying value of approximately $2.2 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  For additional information on our investments in real estate held for sale, refer to Note F – Real Estate Held for Sale of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2009:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Note payable (1)	$45,000	45,000	--	--	--
Total	$45,000	$45,000	$--	$--	$--

(1)	See Note I – Note Payable of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

RELATED PARTY TRANSACTIONS

From time to time, we may sell investments in real estate loans to our manager or other related parties pursuant to the terms of our Operating Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the sale of such investments.  For further information regarding related party transactions, refer to Note G – Related Party Transactions in the notes to our consolidated financial statements in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2009, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$139,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$696,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$1,393,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(139,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(696,000)
Weighted average interest rate assumption decreased by 10.0% or 1,00 basis points	$(1,393,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2009, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$84,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$421,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$842,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(84,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(421,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(842,000)

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender that had invested in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry.  We, our manager and Vestin Originations generally approved loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiries we performed did not reveal all material facts pertaining to a borrower and the security.

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

Most of our assets consist of investments in real estate loans.  At June 30, 2009, our aggregate investment in real estate loans was approximately $5.9 million, net of allowance of approximately $2.6 million, with a weighted average effective interest rate of 10.51%.  The weighted average interest rate of 10.51% is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of June 30, 2009, was 9.81%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at June 30, 2009, was 26 months.  All of the outstanding real estate loans at June 30, 2009, were fixed rate loans.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  As of June 30, 2009, none of our loans had a prepayment penalty, although 10 of our loans, totaling approximately $4.5 million, had an exit fee.  Out of the 10 loans with an exit fee, four loans, totaling approximately $2.5 million, were considered non-performing as of June 30, 2009.

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

The following table contains information about the investment of real estate loans in our portfolio as of June 30, 2009.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2009 through 2013 and thereafter and separately aggregates the information for all maturities arising after 2013.  The carrying values of these assets approximate their fair value as of June 30, 2009.  See Note J – Fair Value of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

	Interest Earning Assets Aggregated by Maturity at June 30, 2009
Interest Earning Assets	2009	2010	2011	2012	2013	Thereafter	Total
	(a)
Investments In Real Estate Loans	$5,531,000	$1,268,000	$1,621,000	$--	$--	$--	$8,420,000

Weighted Average Interest Rates	10.93%	11.86%	8.00%	--%	--%	--%	10.51%

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to June 30, 2009.

At June 30, 2009, we also had approximately $1.0 million invested in cash and marketable securities – related party (VRM II).  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our manager, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our manager carried out an evaluation, under the supervision and with the participation of our manager’s CEO and CFO, as of June 30, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our manager’s evaluation, our manager’s CEO and CFO concluded that, as of June 30, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The certifications of our manager’s CEO and CFO required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the second fiscal quarter of 2009.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and VRM II.  The CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same individuals who previously provided accounting and financial reporting services to us as employees of our manager, will continue to perform such duties as employees of Strategix Solutions.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note L – Legal Matters Involving the Manager and Note M – Legal Matters Involving the Company in Part I, Item 1 Financial Statements of this Form 10-Q for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In considering our future performance and any forward-looking statements made in this report, the material risks described below should be considered carefully.  These factors should be considered in conjunction with the other information included elsewhere in this report.

RISK FACTORS RELATING TO THE PLAN AND DISSOLUTION

Our dealings with potential buyers, borrowers and other third parties who become aware of our status as a dissolving company may be adversely affected.

We may have a more difficult time dealing with potential buyers, borrowers and other third parties who become aware of our status as a dissolving company.  In particular, we may not be able to locate a buyer willing to pay full fair market value on our real estate held for sale if such buyer is aware of our status as a dissolving company and our obligations to liquidate such assets as promptly as is practicable.  Further, although our borrowers will continue to be bound by the existing terms of their real estate loans following the approval of the Plan and Dissolution, if our borrowers default on such loans, they may seek to leverage our status as a dissolving company in negotiating settlements and compromises resulting from such defaults.  Accordingly, the amount we distribute to our members may be less than anticipated if our dealings with potential buyers, our borrowers and other third parties are adversely affected as a result of our status as a dissolving company.

We cannot determine with certainty the amount of distributions that we will make to our members.

The amount of distributions that we will make to our members upon Dissolution will depend on a variety of factors, including, but not limited to, the net proceeds we will receive from the sale of our remaining assets and from servicing our Mortgage Assets in accordance with their terms, the resolution of any litigation and other contingent liabilities, the amount of expenses being incurred in connection with the Dissolution, the amount required to settle known and unknown debts and liabilities, and other factors.  Due to uncertainties regarding payoff of our outstanding existing loans and the amounts we will receive from sales of our real estate held for sale, we cannot predict the amount of distributions that we will make to our members upon our Dissolution.

Defaults in our real estate loans and any failure to recover the full value of our investment in real estate loans that have defaulted through the foreclosure of the underlying real estate collateral will reduce the amount of distributions that we will make to our members.

In accordance with the Plan, our Manager will liquidate the Company’s assets as promptly as is consistent with recovering the fair market value thereof, either by sale to third parties or by servicing the Company’s outstanding Mortgage Assets in accordance with their terms.  Therefore, the amount of distributions will depend, in significant part, upon the ability of borrowers to pay off our existing real estate loans in a timely manner and the amounts we receive from the sale or other disposition of real estate we acquired through foreclosures.

As of June 30, 2009, we had in our portfolio approximately $3.2 million in non-performing loans, net of allowance for loan losses of approximately $1.9 million, which does not include allowances of approximately $0.7 million relating to the decrease in the property value for performing loans, and approximately $2.2 million of real estate held for sale for a total of approximately $5.4 million in non-performing assets, which represented approximately 60% of our total members’ equity and 54% of our total assets.  We believe this is largely attributable to difficulties in the real estate and credit markets.  At this time, we are not able to predict how long such difficult economic conditions will continue.

As of June 30, 2009, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash.  We are of the opinion that problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary to pay back our loans.

Thus, an extended period of illiquidity in the credit markets could result in a material increase in the number of our loans that are not paid back on time.  Any failure of our borrowers to pay interest and principal on our outstanding loans when due will reduce the amount of distributions to our members.

In addition, the amount of distributions will be reduced if we are unable to recover the full value of our investment in loans that have defaulted through foreclosure of the underlying real estate collateral.  We depend upon our real estate security to protect us on the loans that we make.  We depend upon the skill of independent appraisers to value the security underlying our loans.  However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events.  Our appraisals are generally dated within 12 months of the date of loan origination and may have been commissioned by the borrower.  Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.  In addition, most of the appraisals were prepared on an as-if developed basis, which approximates the post-construction value of the collateralized property assuming such property is developed.  As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and successful development by the purchaser upon which development is dependent on availability of financing.  As most of the appraisals were prepared on an as-if developed basis, if the loan goes into default prior to completion of the project, the market value of the property may be substantially less than the appraised value.  As a result, there may be less security than anticipated at the time the loan was originally made.  If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of proceeds available to distribute.

Difficulties in the real estate markets may reduce the amounts we receive from the sale of properties that we own.

Real estate markets in the states where we operate, including Arizona, Nevada and California, have been adversely affected by declining values, increased rates of default on loans secured by real estate and constraints in the credit markets.  These conditions may continue for several years.  The amount of proceeds we are able to generate from the sale of real estate that we own may be adversely affected by such conditions.  While we will not be required to complete the sales of such properties in any specific time frame, a prolonged recession in real estate will likely have the affect of reducing the proceeds we generate from such sales and the amounts we have available to pay as liquidating distributions to Members.

There can be no assurances concerning the prices at which our real estate held for sale will be sold.

Real estate market values are constantly changing and fluctuate with changes in interest rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and other factors that are generally beyond our control.  As a result, the actual prices at which we are able to sell our real estate held for sale may be less than the amounts we anticipate, which would result in a reduction in the amount we expect to distribute to our members upon Dissolution.  The amount available for distributions may also be reduced if the expenses we incur in selling our real estate held for sale are greater than anticipated.

We may not meet the anticipated timing for the Dissolution and Liquidation.

We are working toward the sale of our remaining assets and the winding up of our remaining business.  We expect that the Company will make distributions, subject to a reserve, on a quarterly basis.  However, no assurance can be given as to the amounts to be distributed or the timing of distributions.  The Company will make a final liquidating distribution after we have completed the winding up of our business operations and made appropriate provision for any remaining obligations.  There is no time period required by the Plan, our Operating Agreement or law within which the Company must wind up its affairs and complete its liquidation.  During the process of winding up, the Manager will have the discretion to extend the maturity date of any loan in accordance with the terms of the loan.  We anticipate that the liquidation of our real estate loans may take up to two years and the sale of foreclosed properties may take up to five years, with the Dissolution process being substantially completed by August 31, 2014.  There are a number of factors that could delay our anticipated timetable, including the following:

•
Delays in the sale of real estate held by us through foreclosures, which may take many years to complete due to the time required to resolve pending litigation and bankruptcy matters involving foreclosed properties and to identify suitable buyers and consummate the sale of such properties;

•	Delays in distributions resulting from defaults in the payment of interest or principal when due on our real estate loans;

•	Lawsuits or other claims asserted by or against us;

•	Unanticipated legal, regulatory or administrative requirements; and

•	Delays in settling our remaining obligations.

We own certain of our mortgage assets jointly with other parties whose consent to sale of the properties we may not be able to obtain.

Some of our mortgage assets are jointly held with other parties, many of whom are affiliates whose loan portfolios are managed by our manager.  Because of the nature of joint ownership, sale of these assets will require the Company and its co-owners to agree on the terms of each property sale before such sale can be effected.  The principal terms of sale on which we must reach agreement with the joint owners include sale price, payment terms, closing contingencies for the benefit of the buyer and post-closing obligations of the sellers to reimburse the buyer for losses incurred as a result of a breach of a representation or warranty made by the sellers with respect to these jointly held assets.  There can be no assurance that the Company and its co-owners will agree on satisfactory sales terms for any of such assets.  If the parties are unable to agree, the matter could ultimately go before a court of law, and a judicial partition could be sought.  These legal proceedings would entail additional expense and delay in completing the sale of the jointly owned mortgage assets.

Members may be liable to our creditors for the amount received from us if our reserves are inadequate.

If our members approve the Dissolution, we intend to dispose of our assets, discharge our liabilities and distribute to our members any remaining assets pursuant to the Plan.  Under Nevada law, if we make distributions and fail to maintain an adequate contingency reserve for payment of our expenses and liabilities, each member could be held liable for payment to our creditors of such amounts owed to creditors that we fail to pay.  The liability of any member would be limited to the amount of such liquidating distributions previously received by such member from us.  Accordingly, in such event, a member could be required to return all such distributions received from the Company.  If a member has paid taxes on liquidating distributions previously received, a repayment of all or a portion of such amount could result in a member incurring a net tax cost if the member’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.  Any contingency reserve established by us may not be adequate to cover any expenses and liabilities.  As of June 30, 2009, our total liabilities were approximately $1.1 million.  We intend to establish a reserve of approximately $1.8 million to pay all outstanding obligations before the Company is dissolved.  The amount of the reserve may be increased or decreased by our manager based upon its evaluation of the amounts necessary to meet our obligations.

We will continue to incur claims, liabilities and expenses, which will reduce the amount available for distribution to members.

We will continue to incur claims, liabilities, and expenses as we wind up.  These expenses will reduce the amount ultimately available for distribution to our members.  If available cash and amounts received from the sale of non-cash assets are not adequate to provide for our obligations, liabilities, expenses and claims, the amount of distributions to our members may be less than the amounts projected in this proxy statement.

ADDITIONAL RISKS RELATED TO OUR BUSINESS

Investments in second deeds of trust and wraparound loans are subject to the rights of the first deed of trust.

As of June 30, 2009, approximately 11.71% of our loans were secured by second deeds of trust.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  Because this type of loans is subject to the first deed of trust’s right to payment on foreclosure, we incur a greater risk from our investment in them.  Subsequent decreases in the value of loans secured by first deeds of trust, due to sales and foreclosures, may result in an increase in the percentage of our portfolio secured by second deeds of trust.

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

As a company investing in real estate loans and having raised funds through a public offering, we are subject to certain of the NASAA Guidelines promulgated by the state securities administrators.  The NASAA Guidelines govern, among other things, our debt to equity ratio and the diversity and composition of our investments.  For example, the NASAA Guidelines require reserves of not less than 1% of the offering proceeds.  The NASAA Guidelines are intended to protect the interests of investors.  However, our flexibility in making business decisions may be limited by our obligation to comply with the NASAA Guidelines.

MANAGEMENT AND CONFLICTS OF INTEREST RISKS

We rely on our manager to manage our day-to-day operations.

We will rely upon our manager to manage the winding down and liquidation of our business.  The funds distributable to members through this process will depend, to a large extent, upon the efforts and skills of our manager.  Our manager’s duties to our members are generally governed by the terms of our Operating Agreement, rather than by common law principles of fiduciary duty.  Moreover, our manager is not required to devote its employees’ full time to our business and may devote time to business interests competitive to our business.

Our success depends on certain key personnel, the loss of whom could adversely affect our operating results, and on our manager’s ability to attract and retain qualified personnel.

Our success depends in part upon the continued contributions of Michael V. Shustek, Chief Executive Officer and President of our manager.  We also rely upon Rocio Revollo who functions as the equivalent of our Chief Financial Officer and who has extensive familiarity with the company and our accounting systems.  Ms. Revollo’s services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions, LLC.  If Mr. Shustek were to cease their employment with our manager, or if Ms. Revollo’s services were no longer available through Strategix Solutions, they might be difficult to replace and our operating results could suffer.  Mr. Shustek is not subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on him.  Strategix Solutions has the right to terminate its agreement with our manager on 90 days notice.  Ms. Revollo does not have an employment agreement with Strategix Solutions.  Our future success also depends in large part upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel.  Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets.  Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel.  If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

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

Vestin Group, the parent of our manager, was previously our tenant in a building we owned in Las Vegas, Nevada.  In connection with the sale of such building, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which may be drawn upon by the Purchaser should Vestin Group default on its lease obligations.  Vestin Group is currently engaged in a dispute with the Purchaser and has not paid certain amounts allegedly due under its lease totaling approximately $0.5 million, as of May 1, 2009.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless in the event that the Purchaser draws upon the letter of credit and we incur an obligation to reimburse the bank, which issued the letter of credit.  Nonetheless, a continuation of the dispute between Vestin Group and the Purchaser could result in our suffering losses, which may not be immediately or fully reimbursed.  During June 2009, the Purchaser drew $285,000 upon the letter of credit; our manager is required to reimburse us for the full $285,000.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Market Information

There is no established public trading market for the trading of units.

Holders

As of August 14, 2009, approximately 504 unit holders held 2,024,424 units in the Company.

Liquidation Distribution Policy

We intend to make Liquidating Distributions on a quarterly basis in accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  We will distribute to our members the net proceeds we receive from the payoff of our outstanding real estate loans and the net proceeds we receive from the sale of our real estate held for sale, in each case, less a reasonable Reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  A final Liquidating Distribution will be made after we have completed the winding up of our business operations and made appropriate provision for any remaining obligations.

We anticipate that the liquidation of our real estate loans may take up to two years and the sale of foreclosed properties may take up to five years, with the Dissolution process being substantially completed by August 31, 2014. There are a number of factors that could delay our anticipated timetable, including the following:

•
Delays in the sale of real estate held by us through foreclosures, which may take many years to complete due to the time required to resolve pending litigation and bankruptcy matters involving foreclosed properties and to identify suitable buyers and consummate the sale of such properties;

•	Delays in distributions resulting from defaults in the payment of interest or principal when due on our real estate loans;

•	Lawsuits or other claims asserted by or against us;

•	Unanticipated legal, regulatory or administrative requirements; and

•	Delays in settling our remaining obligations.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased under the Plans or Programs
April 2009	--	--	None	None
May 2009	--	--	None	None
June 2009	--	--	None	None

(1)	See Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution  (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  A total of 1,260,546 units of membership interest voted “for” the proposal, 761,619 units of membership interest voted “against” and 2,259 units of membership interest abstained.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Plan of Complete Liquidation and Dissolution
3.1(2)	Articles of Organization
3.2(3)	Certificate of Amendment to Articles of Organization
3.3(4)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)
4.4(5)	Distribution Reinvestment Plan
10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Group, Inc.
10.10(7)	Indemnification agreement dated March 25, 2009 by and between Vestin Group, Inc. and Vestin Fund III, LLC
10.11 (8)	Agreement between Strategix Solutions, LLC and Vestin Fund III, LLC for accounting services.
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Rocio Revollo
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on May 11, 2009 (File No. 000-51301)
(2)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003 (File No. 333-105017)
(3)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004 (File No. 333-105017)
(4)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on January 29, 2007 (File No. 000-51301)
(5)	Incorporated herein by reference to Exhibit 4.4 of our Post-Effective Amendment No. 5 to Form S-11 Registration Statement filed on April 28, 2006 (File No. 333-105017)
(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005 (File No. 333-105017)
(7)	Incorporated herein by reference to the Quarterly Report on Form 10-K for the year ended December 31, 2008 filed on March 27, 2009 (File No. 000-51301)
(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 14, 2009 (File No. 000-51301)

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

Date:  August 14, 2009