Form 10-Q
period 2009-09-30
VESTIN FUND III LLC
filed 2009-11-05
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes  [   ]    No   [X]

As of November 4, 2009, 2,024,424 units of interest in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and cash equivalents	$1,260,000	$1,484,000
Cash - restricted	700,000	985,000
Marketable securities - related party	330,000	360,000
Interest and other receivables, net of allowance for doubtful accounts of $11,000 at September 30, 2009 and $25,000 at December 31, 2008	18,000	18,000
Notes receivable, net of allowance of $156,000 at September 30, 2009 and $0 at December 31, 2008	--	--
Real estate held for sale	1,344,000	2,734,000
Investment in real estate loans, net of allowance for loan loss of $2,733,000 at September 30, 2009 and $5,446,000 at December 31, 2008	4,374,000	7,866,000
Due from related parties	271,000	--
Other assets	1,000	--

Total assets	$8,298,000	$13,447,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$88,000	$135,000
Due to related parties	--	67,000
Deferred income	985,000	985,000

Total liabilities	1,073,000	1,187,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 issued and outstanding at September 30, 2009 and 2,248,825 units issued and outstanding at December 31, 2008	7,339,000	12,344,000
Accumulated other comprehensive loss	(114,000)	(84,000)

Total members' equity	7,225,000	12,260,000

Total liabilities and members' equity	$8,298,000	$13,447,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

STATEMENTS OF INCOME

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008

Revenues
Interest income from investment in real estate loans	$40,000	$151,000	$154,000	$836,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	--	51,000	--
Other	--	--	1,000	20,000
Total revenues	40,000	151,000	206,000	856,000

Operating expenses
Provision for loan loss	887,000	944,000	1,515,000	3,283,000
Professional fees	75,000	60,000	197,000	195,000
Professional fees - related party	2,000	2,000	26,000	6,000
Provision for doubtful accounts related to receivable	--	--	2,000	--
Other	4,000	34,000	53,000	64,000
Total operating expenses	968,000	1,040,000	1,793,000	3,548,000

Loss from operations	(928,000)	(889,000)	(1,587,000)	(2,692,000)

Non-operating income (loss)
Interest income from banking institutions	5,000	13,000	18,000	54,000
Dividend income - related party	--	--	--	56,000
Impairment of marketable securities - related party	--	(1,208,000)	--	(1,208,000)
Total non-operating income (loss)	5,000	(1,195,000)	18,000	(1,098,000)

Loss from real estate held for sale
Revenue related to real estate held for sale	--	--	6,000	--
Net gain (loss) on sale of real estate held for sale	2,000	(38,000)	(28,000)	(38,000)
Write-down of real estate held for sale	(741,000)	(1,263,000)	(1,987,000)	(2,454,000)
Expenses related to real estate held for sale	(32,000)	(51,000)	(105,000)	(91,000)
Total loss from real estate held for sale	(771,000)	(1,352,000)	(2,114,000)	(2,583,000)

NET LOSS	$(1,694,000)	$(3,436,000)	$(3,683,000)	$(6,373,000)

Net loss allocated to members	$(1,694,000)	$(3,436,000)	$(3,683,000)	$(6,373,000)

Net loss allocated to members per weighted average membership unit	$(0.84)	$(1.51)	$(1.76)	$(2.70)

Weighted average membership units	2,024,424	2,271,557	2,097,580	2,357,451

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

STATEMENTS OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2008	2,248,825	$12,260,000

Comprehensive loss:

Net loss		(3,683,000)

Unrealized loss on marketable securities		(30,000)

Total comprehensive loss		(3,713,000)

Members' redemptions	(224,401)	(1,322,000)

Members' equity at September 30, 2009 (unaudited)	2,024,424	$7,225,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended	For The Nine Months Ended
	09/30/09	09/30/08
Cash flows from operating activities:
Net loss	$(3,683,000)	$(6,373,000)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for doubtful accounts related to receivable	2,000	--
Provision for loan loss	1,515,000	3,283,000
Write-downs on real estate held for sale	1,987,000	2,454,000
Gain on sale of real estate held for sale	(26,000)	--
Loss on real estate held for sale	54,000	38,000
Impairment of marketable securities - related party	--	1,208,000
Amortized interest income	--	(10,000)
Change in operating assets and liabilities:
Interest receivable	(2,000)	157,000
Accounts payable and accrued liabilities	(47,000)	(12,000)
Due to related parties	(338,000)	12,000
Other assets	(1,000)	3,000
Net cash provided (used) by operating activities	(539,000)	760,000

Cash flows from investing activities:
Investments in real estate loans	--	(696,000)
Purchase of investments in real estate loans from VRM II	(500,000)	--
Proceeds from loan payoff	486,000	1,730,000
Sale of investments in real estate loans to a third party	197,000	--
Proceeds related to real estate held for sale	1,169,000	203,000
Cash - restricted	285,000	--
Net cash provided by investing activities	1,637,000	1,237,000

Cash flows from financing activities:
Proceeds from note payable	45,000	--
Principal payments on note payable	(45,000)	--
Members' redemptions	(1,322,000)	(2,772,000)
Members' distributions, net of reinvestments	--	(627,000)
Members' distributions - related party	--	(62,000)
Net cash used in financing activities	(1,322,000)	(3,461,000)

NET CHANGE IN CASH	(224,000)	(1,464,000)

Cash, beginning of period	1,484,000	2,720,000

Cash, end of period	$1,260,000	$1,256,000

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For The Nine Months Ended	For The Nine Months Ended
	09/30/09	09/30/08

Supplemental disclosures of cash flows information:
Interest paid during the period	$3,000	$--

Non-cash investing and financing activities:
Adjustment to allowance for loan losses related to sale and payment of investment in real estate loan	$2,313,000	$--
Adjustment to interest receivable and related allowance associated with sale of investment in real estate loan	$15,000	$--
Impairment on restructured loan reclassified to allowance for loan loss	$30,000	$--
Loan rewritten with same or similar collateral	$451,000	$468,000
Allowance for notes receivable related to final payment of investments in real estate loans	$156,000	$--
Real estate held for sale acquired through foreclosure	$2,245,000	$5,716,000
Recognition of unrealized loss on marketable securities – related party	$--	$539,000
Unrealized loss on marketable securities - related party	$(30,000)	$--

The accompanying notes are an integral part of these statements.
See review report of Independent Registered Public Accounting Firm.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and VRM II.  The CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was an officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same individuals, who previously provided accounting and financial reporting services to us as employees of our manager, will continue to perform such duties as employees of Strategix Solutions.

See review report of Independent Registered Public Accounting Firm.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K and our quarterly reports filed on Form 10-Q for the three months ended March 31, 2009 and six months ended June 30, 2009.

Basis of Accounting

As discussed in Note A - Organization, the Company commenced an orderly liquidation, which is anticipated to be substantially completed by August 31, 2014.  The Plan was approved by a majority of the members on July 2, 2009.  Due to the length of time we anticipate the liquidation and winding down of our affairs, we will continue to report in accordance with GAAP under the going concern basis of accounting, until such time as liquidation appears imminent.

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

See review report of Independent Registered Public Accounting Firm.

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

Loans that have been modified from their original terms are evaluated to determine if the loan meets the definition of a Troubled Debt Restructuring (“TDR”).  When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.

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

Real Estate Held for Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  While pursuing foreclosure actions, we seek to identify potential purchasers of such property.  It is not our intent to invest in or to own real estate as a long-term investment.  We generally seek to sell properties acquired through foreclosure as quickly as circumstances permit.  The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

See review report of Independent Registered Public Accounting Firm.

Classification of Operating Results from Real Estate Held for Sale

Generally, operating results and cash flows from long lived assets held for sale are to be classified as discontinued operations as a separately stated component of net income.  Our operations related to real estate held for sale are separately identified in the accompanying statements of operations.

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of September 30, 2009.  All securities are classified as available-for-sale.

We are required to evaluate our available-for-sale investment for other-than-temporary impairment charges.  We will determine when an investment is considered impaired (i.e., decline in fair value below its amortized cost), and evaluate whether the impairment is other than temporary (i.e., investment value will not be recovered over its remaining life).  If the impairment is considered other than temporary, we will recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

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

Fair Value Disclosures

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. “the exit price”) in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows.  The established hierarchy for inputs used, in measuring fair value, maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources.  Unobservable inputs are inputs that reflect a company’s judgment concerning the assumptions that market participants would use in pricing the asset or liability developed based on the best information available under the circumstances.  The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

See review report of Independent Registered Public Accounting Firm.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, which utilize the Company’s estimates and assumptions.

If the volume and level of activity for an asset or liability have significantly decreased, we will still evaluate our fair value estimate as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  In addition, since we are a publicly traded company, we are required to make our fair value disclosures for interim reporting periods.

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

We maintain cash deposit accounts and certificates of deposit, which at times may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk related to cash deposits based on management review of these financial institutions.  As of September 30, 2009 and December 31, 2008, we had approximately $0.5 million and $1.7 million, respectively, in excess of the federally insured limits.

As of September 30, 2009, 38%, 37%, and 20% of our loans were in Oregon, Nevada and California, respectively, compared to 20%, 40% and 11% at December 31, 2008, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At September 30, 2009 and December 31, 2008, the loan to our largest borrower represented 21% and 11%, respectively, of our total investment in real estate loans.  This commercial property real estate loan is located in Oregon with a first lien position and has an outstanding balance of approximately $1.5 million.  As of September 30, 2009, this loan was considered non-performing.  Any additional defaults in our loan portfolio could have a material adverse effect on us.

The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash.  With the weakened economy credit continues to be difficult to obtain, as such many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  In addition, an increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on our borrower’s ability to refinance.

See review report of Independent Registered Public Accounting Firm.

Common Guarantors

As of September 30, 2009 and December 31, 2008, two loans totaling approximately $2.7 million, representing approximately 37.6% and 20.1%, respectively, of our portfolio’s total value, had a common guarantor.  Both loans were considered non-performing as of September 30, 2009 and December 31, 2008.

As of September 30, 2009, three loans totaling approximately $0.9 million, representing approximately 13.0% of our portfolio’s total value, had a common guarantor.  All three loans were considered performing as of September 30, 2009.  As of December 31, 2008, five loans totaling approximately $1.7 million, representing approximately 13.1% of our portfolio’s total value, with the same common guarantor.  All five loans were considered performing as of December 31, 2008.  In July 2009, our manager negotiated the payoff of two such loans for approximately the loan amount net of allowance for loan losses plus accrued interest and two 60-month promissory notes executed by the borrower and guaranteed by the main principal, totaling approximately $2.7 million, of which our portion was $156,000.  In addition, during July 2009, our manager modified the remaining loans whereby interest payments are payable monthly at 3.0%, beginning July 2009, and accrued at 5.0% payable at the maturity of the loan.  Interest on these loans will be recorded as interest income when cash is collected.

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

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2009 and December 31, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we invested in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At September 30, 2009, we had no investments in real estate loans that had interest reserves.  At December 31, 2008, we had approximately $1.1 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $24.0 million.  These loans had interest reserves of approximately $1.5 million, of which our portion was $35,000.

During September 2009, our manager modified the terms of a second position loan, totaling approximately $11.4 million, of which our portion was $0.2 million, whereby the loan was extended from April 30, 2010 to December 31, 2011.  In addition, the interest rate was lowered from 15%, payable monthly, to 8%, accruing and due at the end the loan.  As part of the modification, the borrower is required to pay an extension fee of approximately $0.5 million, which will be added to the total loan balance and payable to the manager.  As a result of the loan modification, we recognized an impairment of approximately $33,000 that is included in the allowance for loan losses.

As of September 30, 2009, we had five real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 8% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.

See review report of Independent Registered Public Accounting Firm.

Loan Portfolio

Investments in real estate loans as of September 30, 2009, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	8	$5,555,000	11.41%	78.16%	75.78%
Construction	2	808,000	4.25%	11.37%	94.38%
Land	2	744,000	9.58%	10.47%	73.46%
Total	12	$7,107,000	10.41%	100.00%	77.83%

Investments in real estate loans as of December 31, 2008, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	10	$7,815,000	11.24%	58.71%	95.54%
Construction	4	1,622,000	10.50%	12.18%	102.60%
Land	4	3,875,000	12.31%	29.11%	94.76%
Total	18	$13,312,000	11.46%	100.00%	96.60%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of September 30, 2009 and December 31, 2008, was 8.41% and 10.40%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of September 30, 2009 and December 31, 2008:

Loan Type	Number of Loans	September 30, 2009 Balance *	Portfolio Percentage	Number of Loans	December 31, 2008 Balance *	Portfolio Percentage

First deeds of trust	8	$6,121,000	86.13%	14	$12,326,000	92.59%
Second deeds of trust	4	986,000	13.87%	4	986,000	7.41%
Total	12	$7,107,000	100.00%	18	$13,312,000	100.00%

*	Please see Balance Sheet Reconciliation below.

See review report of Independent Registered Public Accounting Firm.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2009:

Non-performing and past due loans (a)	$5,031,000
October 2009 – December 2009	--
January 2010 – March 2010	499,000
April 2010 – June 2010	451,000
July 2010 – September 2010	--
October 2010 – December 2010	118,000
January 2011 – March 2011	808,000
April 2011 – June 2011	--
Thereafter	200,000

Total	$7,107,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to September 30, 2009.

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2009 and December 31, 2008:

	September 30, 2009 Balance *	Portfolio Percentage	December 31, 2008 Balance *	Portfolio Percentage

Arizona	$200,000	2.81%	$2,672,000	20.07%
California	1,400,000	19.70%	1,400,000	10.52%
Nevada	2,637,000	37.11%	5,370,000	40.34%
Oklahoma	--	--%	1,000,000	7.51%
Oregon	2,670,000	37.57%	2,670,000	20.06%
Texas	200,000	2.81%	200,000	1.50%
Total	$7,107,000	100.00%	$13,312,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets.

	September 30, 2009 Balance (a)	December 31, 2008 Balance (a)
Balance per loan portfolio	$7,107,000	$13,312,000
Less:
Allowance for loan losses (b)	(2,733,000)	(5,446,000)
Balance per balance sheet	$4,374,000	$7,866,000

(a)
As of December 31, 2008, the 2503 Panorama, LLC loan included an impairment reserve, applied to the loan balance, of $30,000.  During March 2009, the impairment reserve for this loan was reclassified to their existing allowance for loan losses.  On August 31, 2009, we, VRM I and VRM II foreclosed on the 2503 Panorama, LLC loan and classified it as real estate held for sale.

(b)	Please refer to Specific Reserve Allowance below.

See review report of Independent Registered Public Accounting Firm.

Non-Performing Loans

As of September 30, 2009, we had five loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $2.6 million, net of allowance for loan losses of approximately $2.0 million, which does not include the allowances of approximately $0.7 million relating to performing loans as of September 30, 2009.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  At September 30, 2009, the following loans were non-performing:

•
Babuski, LLC is a loan to provide financing for 9.23 acres of land in Las Vegas, NV.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $9.5 million, of which our portion is approximately $0.3 million.  As of September 30, 2009, this loan has been considered non-performing for the last 16 months.  Our manager has commenced foreclosure proceedings, and was proceeding with legal action to enforce the personal guarantees.  On June 29, 2009, the borrower filed for bankruptcy protection.  On August 18, 2009, the guarantor filed for bankruptcy protection.  As of September 30, 2009, based on our manager’s evaluation and an updated appraisal, obtained by our manager during July 2009, our manager has provided a specific allowance of approximately $1.4 million, of which our portion is $42,000.

•
Barger Road Cottages, LLC is a commercial loan to provide financing for the Alpine Meadow Retirement Community, consisting of 23 cottage units with garages, community building and surplus land, located in Eugene, OR.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $6.0 million, of which our portion is approximately $1.5 million.  As of September 30, 2009, this loan has been considered non-performing for the last 16 months.  Our manager has commenced foreclosure proceedings, and was proceeding with legal action to enforce the personal guarantees.  On January 7, 2009, the main principal of the borrower filed for bankruptcy protection.  On March 9, 2009, the United States District Court for the District of Oregon, entered its Order Granting Preliminary Injunction and Appointing Receiver, which has the effect of enjoining us from proceeding with our foreclosure.  We have filed a motion to lift the injunction and allow us to proceed with our foreclosure.  In addition, we are in negotiations with the receiver to lift the injunction and allow us to proceed with our foreclosure.  As of September 30, 2009, based on our manager’s evaluation and an updated appraisal, obtained by our manager during August 2009, our manager has concluded that the current value of the underlying collateral should be sufficient to protect us from loss of principal.  No specific allowance was deemed necessary as of September 30, 2009.

•
Lohrey Investments, LLC is a commercial loan to provide financing for income producing property located in Gilroy, CA.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $16.0 million, of which our portion is $1.4 million.  As of September 30, 2009, this loan has been considered non-performing for the last 15 months.  Our manager has commenced foreclosure proceedings, and has been awarded a default judgment against the guarantors for approximately $21.3 million, although it cannot be determined at this time how much, if any, can be recovered from the guarantors.  During October 2008, the tenant, who is a related party to the borrower, filed for bankruptcy protection.  On January 6, 2009, the borrower filed for bankruptcy protection and on February 11, 2009, the guarantors filed for bankruptcy protection.  The property is not currently generating any income.  As of September 30, 2009, based on our manager’s analysis, which includes a pending purchase offer, and an updated appraisal, our manager has provided a specific allowance of approximately $12.5 million, of which our portion is approximately $1.1 million.

See review report of Independent Registered Public Accounting Firm.

•
Cascadia Canyon, LLC is a commercial loan to provide financing for 12.39 acres of land plus a portion of the SUMCO North Campus and SUMCO South Campus located in Salem, OR.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is approximately $19.5 million, of which our portion is approximately $1.2 million.  As of September 30, 2009, this loan has been considered non-performing for the last 14 months.  Our manager has commenced foreclosure proceedings, and was proceeding with legal action to enforce the personal guarantees.  On January 7, 2009, the main principal and guarantor of the loan filed for bankruptcy protection.  On March 9, 2009, the United States District Court for the District of Oregon, entered its Order Granting Preliminary Injunction and Appointing Receiver, which has the effect of enjoining us from proceeding with our foreclosure.  We have filed a motion to lift the injunction and allow us to proceed with our foreclosure.  In addition, we are in negotiations with the receiver to lift the injunction and allow us to proceed with our foreclosure.  As of September 30, 2009, based on our manager’s analysis and current note purchase offer, our manager has provided a specific allowance totaling approximately $13.4 million, of which our portion is approximately $0.8 million.  On October 26, 2009, we, VRM I and VRM II sold this loan for $6.1 million, of which our portion was approximately $0.4 million, to an unrelated third party.  No gain or loss resulted from this transaction.

•
Spectrum Town Center Property, LLC is a commercial loan to provide bridge financing for a multi-tenant retail property located in Gilbert, AZ.  The loan is secured by a second lien on the property, with a pre-existing first lien of $20.0 million, and is guaranteed by the principals of the borrower.  The outstanding balance on the second lien loan is approximately $14.0 million, of which our portion is approximately $0.2 million.  As of September 30, 2009, this loan has been considered non-performing for the last seven months.  Our manager has commenced foreclosure proceedings, and was proceeding with legal action to enforce the personal guarantees.  On July 18, 2009, the borrower filed for bankruptcy protection.  As of September 30, 2009, based on our manager’s evaluation and an updated appraisal, obtained by our manager during October 2009, our manager has provided a specific allowance of $5.9 million, of which our portion is $85,000.

The following schedule summarizes the non-performing loans as of September 30, 2009:

Loan Name	Balance at September 30, 2009	Allowance for Loan Losses **	Net Balance at September 30, 2009	Maturity Date	Number of Months Non-Performing	Percentage of Total Loan Balance
Babuski, LLC	$293,000	(42,000)	251,000	6/17/2008	16	3%
Barger Road Cottages, LLC	1,520,000	--	1,520,000	12/5/2008	16	25%
Lohrey Investments, LLC	1,400,000	(1,094,000)	306,000	10/29/2008	15	9%
Cascadia Canyon, LLC	1,150,000	(791,000)	359,000	2/12/2009	14	6%
Spectrum Town Center Property, LLC	200,000	(85,000)	115,000	4/30/2009	7	1%
	$4,563,000	$(2,012,000)	$2,551,000

*	Please refer to Specific Reserve Allowances below.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Management’s evaluation may include, but is not limited to, appraisals, real estate broker comps, the borrower’s current financial standing and other market conditions.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of September 30, 2009, we have provided specific reserves, related to four non-performing loans and five performing loans, of approximately $2.7 million.  Our manager evaluated the loans and, based on current estimates regarding the value of the remaining underlying collateral or the borrowers’ ability to pay, believes that such collateral is sufficient to protect us against further losses of principal.  However, such estimates could change or the value of the underlying real estate could decline.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded in future periods.

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

Specific Reserve Allowances

The following table is a roll-forward of the allowance for loan losses for the nine months ended September 30, 2009.  Following the table is a discussion of the status of each identified loan that was not sold, paid in full or transferred to real estate held for sale and the reasons for the recording of additional reserves during the nine months ended September 30, 2009.

Description	Balance at December 31, 2008	Specific Reserve Allocation	Sales, Loan Pay Downs & Transfers to REO	Balance at September 30, 2009
Monterrey Associates, L.P. (b)	$1,000,000	$--	$(1,000,000)	$--
Peoria 180, LLC (b)	985,000	--	(985,000)	--
Terravita, LLC (a)	118,000	325,000	--	443,000
Redwood Place, LLC (c)	601,000	--	(601,000)	--
2503 Panorama, LLC (c) (d)	322,000	67,000	(389,000)	--
WCP Warm Springs Holdings 1, LLC (c)	673,000	--	(673,000)	--
Lohrey Investments, LLC	630,000	464,000	--	1,094,000
World Capital Durango Alpha (2) (c)	282,000	--	(282,000)	--
Wolfpack Properties, LLC (b)	71,000	85,000	(156,000)	--
ExecuSuite Properties, LLC (a)	34,000	96,000	--	130,000
SE Property Investments, LLC (a)	26,000	82,000	--	108,000
Devonshire, LLC (b)	91,000	81,000	(172,000)	--
Building A, LLC (a)	7,000	--	--	7,000
Cascadia Canyon, LLC	606,000	185,000	--	791,000
Babuski, LLC	--	42,000	--	42,000
Spectrum Town Center Property, LLC	--	85,000	--	85,000
Presidio Hotel Fort Worth, LP (a)	--	33,000	--	33,000
Total	$5,446,000	$1,545,000	$(4,258,000)	$2,733,000

(a)	As of September 30, 2009, these loans were considered performing.

(b)	During the nine months ended September 30, 2009, these loans were paid in full or sold.

(c)	During the nine months ended September 30, 2009, these properties were foreclosed upon and classified as real estate held for sale.

(d)
As of December 31, 2008, the 2503 Panorama, LLC loan included an impairment reserve, applied to the loan balance, of $30,000.  During March 2009, the impairment reserve for this loan was reclassified to their existing allowance for loan losses.

See review report of Independent Registered Public Accounting Firm.

Terravita, LLC – As of September 30, 2009, our manager has provided a specific reserve allowance for the outstanding balance of the loan, related to a second lien position performing loan on a 100 unit condominium/apartment project in North Las Vegas, NV, totaling approximately $3.0 million, of which our portion was approximately $0.4 million.  This specific reserve allowance was based on an updated appraisal, obtained by our manager during August 2009, of the underlying collateral for this loan and evaluation of the borrower.  During February 2008, the loans on the Terravita LLC property, with first and second positions were rewritten into one loan, which included a principal pay down of $6.6 million, with a second position totaling approximately $3.1 million of which our portion is approximately $0.5 million.  The terms of the rewritten loan remain the same as those of the original loans.  Our manager will continue to evaluate our position in the loan.

Lohrey Investments, LLC – As of September 30, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan on income producing property located in Gilroy, CA, of approximately $12.5 million, of which our portion is approximately $1.1 million.  This specific reserve allowance was based on our manager’s analysis, which includes a pending purchase offer, and an updated appraisal obtained by our manager during May 2009.  Our manager will continue to evaluate our position in the loan.

ExecuSuite Properties, LLC, – As of September 30, 2009, our manager provided a specific reserve allowance of approximately $2.2 million, of which our portion is approximately $0.1 million, related to a performing loan secured by a 22,000 square foot office building (Building "D") in Village Business Park located on 1.48 acres of land in Las Vegas, NV.  During March 2009, this loan was modified and the interest rate was reduced to 8% as of January 2009.  Pursuant to the modification, interest payments are payable monthly at 4.25%, beginning on January 25, 2009, and accrue at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2009, and our manager’s analysis of current market conditions.  Commencing in July 2009, the loan was further modified to provide that interest payments are payable monthly at 3% and accrue at 5% payable at maturity of the loan.  Our manager will continue to evaluate our position in the loan.

SE Property Investments, LLC, – As of September 30, 2009, our manager provided a specific reserve allowance of approximately $1.8 million, of which our portion is approximately $0.1 million, related to a performing loan secured by a 22,000 square foot office building (Building "E") in Village Business Park located on 1.48 acres of land in Las Vegas, NV.  During March 2009, this loan was modified and the interest rate was reduced to 8% as of January 2009.  Pursuant to the modification, interest payments are payable monthly at 4.25%, beginning on January 25, 2009, and accrue at 3.75% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2009, and our manager’s analysis of current market conditions.  Commencing in July 2009, the loan was further modified to provide that interest payments are payable monthly at 3% and accrue at 5% payable at maturity of the loan.  Our manager will continue to evaluate our position in the loan.

Building A, LLC, – As of September 30, 2009, our manager provided a specific reserve allowance of $106,000, of which our portion is $7,000, related to a second lien position on a performing loan for a 43,549 square foot office building (Building "A") located 3.18 acres of land within the Village Business Park, in Las Vegas, NV.  During March 2009, this loan was modified and the interest rate was reduced to 8% as of January 2009.  Pursuant to the modification, interest payments are payable monthly at 3.0%, beginning on January 25, 2009, and accrue at 5.0% payable at the maturity of the loan.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2009, and our manager’s analysis of current market conditions.  Our manager will continue to evaluate our position in the loan.

Cascadia Canyon, LLC, – As of September 30, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan on 12.39 acres of land plus portions of the SUMCO North Campus and SUMCO South Campus located in Salem, OR, of approximately $13.4 million, of which our portion is approximately $0.8 million.  This specific reserve allowance was based on our manager’s analysis and current note purchase offer.  Our manager will continue to evaluate our position in the loan.

See review report of Independent Registered Public Accounting Firm.

Babuski, LLC – As of September 30, 2009, our manager has provided a specific reserve allowance, related to a non-performing loan that provided financing for 9.23 acres of land in Las Vegas, NV, of approximately $1.4 million, of which our portion is $42,000.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during July 2009.  Our manager will continue to evaluate our position in the loan.

Spectrum Town Center Property, LLC – As of September 30, 2009, our manager has provided a specific reserve allowance related to a second lien position on a non-performing loan that provided bridge financing for a multi-tenant retail property located in Gilbert, AZ, of approximately $5.9 million, of which our portion is $85,000.  This specific reserve allowance was based on an updated appraisal of the underlying collateral for this loan, obtained by our manager during October 2009.  Our manager will continue to evaluate our position in the loan.

Presidio Hotel Fort Worth, LP – As of September 30, 2009, our manager has provided an impairment reserve, related to the modification of a performing loan, in a second lien position, to provide financing for the renovation and flagging of a 430-room full service hotel to be known as the Sheraton Ft. Worth Hotel and Spa located in Ft. Worth, TX, of approximately $1.9 million, of which our portion is $33,000.  As part of the modification, the loan was extended from April 30, 2010 to December 31, 2011, and the interest rate was lowered from 15%, payable monthly, to 8%, accruing and due at the end of the loan.  Our manager will continue to evaluate our position in the loan.

As of September 30, 2009, our manager had granted extensions on seven loans, totaling approximately $86.1 million, of which our portion was approximately $4.3 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to their extension, three of the seven loans have become non-performing.  The loans, which became non-performing after their extension, had a total principal amount at September 30, 2009 of approximately $45.0 million, of which our portion is approximately $2.8 million.

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

See review report of Independent Registered Public Accounting Firm.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$1,520,000	$--	$1,520,000
Non-performing loans – related allowance	3,043,000	(2,012,000)	1,031,000
Subtotal non-performing loans	4,563,000	(2,012,000)	2,551,000

Performing loans – no related allowance	1,150,000	--	1,150,000
Performing loans – related allowance	1,394,000	(721,000)	673,000
Subtotal performing loans	2,544,000	(721,000)	1,823,000

Total	$7,107,000	$(2,733,000)	$4,374,000

*           Please refer to Specific Reserve Allowances above.

	As of December 31, 2008
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$1,813,000	$--	$1,813,000
Non-performing loans – related allowance	8,422,000	(4,777,000)	3,645,000
Subtotal non-performing loans	10,235,000	(4,777,000)	5,458,000

Performing loans – no related allowance	400,000	--	400,000
Performing loans – related allowance	2,677,000	(669,000)	2,008,000
Subtotal performing loans	3,077,000	(669,000)	2,408,000

Total	$13,312,000	$(5,446,000)	$7,866,000

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

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of September 30, 2009, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.83% of their total outstanding common stock.

We evaluated our investment in VRM II’s common stock and determined there was an other-than-temporary impairment as of September 30, 2008.  Based on this evaluation we impaired our investment to its fair value, as of September 30, 2008, to $3.89 per share.

See review report of Independent Registered Public Accounting Firm.

As of September 30, 2009, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss since September 30, 2008.  Based on that evaluation and our ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider our investment in VRM II to be other-than-temporarily impaired at September 30, 2009.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At September 30, 2009, we held eight properties with a total carrying value of approximately $1.3 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  One of these properties generated net income from rentals during the nine months ended September 30, 2009 totaling $6,000.  Expenses incurred during the nine months ended September 30, 2009, related to our real estate held for sale totaled approximately $2.1 million.  These expenses included approximately $2.0 million in write-downs on real estate held for sale.  The summary below includes our percentage of ownership in each of the properties.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  Set forth below is a roll-forward of investments in real estate held for sale during the nine months ended September 30, 2009:

Description	Date Acquired	%	Balance at 12/31/08	Acquisitions Through Foreclosure	Write Downs	Seller Financed / New Loan	Net Cash Proceeds on Sales	Gain (Loss) on Sale of Real Estate	Balance at 9/30/09

Rio Vista Nevada, LLC - Land (1)	12/21/2006	2%	$38,000	$--	$(38,000)	$--	$--	$--	$--
Rio Vista Nevada, LLC - Homes (1)	12/21/2006	2%	6,000	--	--	--	--	--	6,000
Pirates Lake, LTD (2)	2/5/2008	16%	303,000	--	(182,000)	--	--	--	121,000
Brawley CA 122, LLC (3)	5/1/2008	33%	306,000	--	(184,000)	--	--	--	122,000
V & M Homes at the Palms, Inc. (4)	7/15/2008	36%	418,000	--	(81,000)	--	--	--	337,000
MRPE, LLC (5)	8/11/2008	8%	530,000	--	(379,000)	--	--	--	151,000
Jeffrey's Court, LLC (6)	9/3/2008	20%	725,000	--	(543,000)	--	(184,000)	2,000	--
Cliff Shadows Properties, LLC (7)	9/8/2008	5%	408,000	--	--	--	(409,000)	5,000	4,000
Redwood Place, LLC (8)	1/16/2009	9%	--	688,000	(173,000)	--	(461,000)	(54,000)	--
World Capital Durango Alpha (9)	3/30/2009	14%	--	719,000	(172,000)	(451,000)	(115,000)	19,000	--
WCP Warm Springs Holdings 1, LLC (10)	5/7/2009	16%	--	727,000	(235,000)	--	--	--	492,000
2503 Panorama, LLC (11)	8/31/2009	8%	--	111,000	--	--	--	--	111,000

			$2,734,000	$2,245,000	$(1,987,000)	$(451,000)	$(1,169,000)	$(28,000)	$1,344,000

(1)
Rio Vista Nevada, LLC – During December 2006, we, VRM I and VRM II acquired through foreclosure proceedings approximately 95 acres of land comprised of 480 partially completed residential building lots and two single family dwellings in Rio Vista Village Subdivision in Cathedral City, CA.  During the nine months ended September 30, 2009, our manager evaluated the carrying value of real estate acquired through foreclosure located in Cathedral City, California.  Based on our manager’s evaluation of the property, outstanding liability and negotiations with a prospective purchaser that were subsequently terminated, our manager valued the land portion of the property at zero and the two single family homes at approximately $300,000, of which our portion is $6,000, during the nine months ended September 30, 2009.  On October 13, 2009, we, VRM I and VRM II entered into a letter of intent for the sale of the subject property for $850,000, with an approximate closing date of November 20, 2009; however, there can be no guarantee the sale will be completed.

See review report of Independent Registered Public Accounting Firm.

(2)
Pirates Lake, LTD – During February 2008, we, VRM I and VRM II acquired through foreclosure proceedings approximately 46.75 acres of land in Galveston, TX.  During the nine months ended September 30, 2009, our manager has evaluated the carrying value of the property and based on a current sales contract and updated appraisal, the property was written down approximately $1.1 million, of which our portion was $0.2 million.  The property is currently under contract for sale at $0.8 million, with an estimated closing date of November 9, 2009; however, there can be no guarantee the sale will be completed.

(3)
Brawley CA 122, LLC – During May 2008, we, VRM I and VRM II acquired through foreclosure proceedings a 25 acre proposed 122 single-family subdivision to be known as River Drive Subdivision in Brawley, CA.  Our manager has evaluated the carrying value of the property and based on the current list price and appraisal, the property was written down approximately $0.6 million, of which our portion was approximately $0.2 million during the nine months ended September 30, 2009.  The property is currently listed for sale for $0.5 million.

(4)
V & M Homes at the Palms, Inc. – During July 2008, we, VRM I and VRM II acquired through foreclosure proceedings an 80 acre parcel of land in Florence, AZ.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained by our manager during August 2009, the property was written down $230,000, of which our portion was $81,000 during the nine months ended September 30, 2009.  The property is currently listed for sale at $0.7 million.

(5)
MRPE, LLC – During August 2008, we, VRM I and VRM II acquired through foreclosure proceedings 132.03 acres of land within the Wolf Creek Estates Master Planned Community, located in Mesquite, NV.  Our manager has evaluated the carrying value of the property and based on its analysis, an updated appraisal obtained by our manager during August 2009, and the current list price, the property was written down $4.6 million, of which our portion was approximately $0.4 million, during the nine months ended September 30, 2009.  The property is currently listed for sale at approximately $2.0 million, which approximates the total book value, plus selling costs, for this property held by us, VRM I and VRM II.

(6)
Jeffrey's Court, LLC – During September 2008, we, VRM I and VRM II acquired through foreclosure proceedings 4.92 acres of land to be developed into 119 condominium units in Las Vegas, NV.  We, VRM I and VRM II  pledged this property as security for a loan from unrelated third parties totaling $225,000, of which our portion is $45,000.  These notes had terms of six and 12 months with monthly interest payments at 12%.  On August 6, 2009, we, VRM I and VRM II  sold the Jeffrey’s Court, LLC property for approximately $1.0 million, which resulted in a net gain of $9,000 of which our portion was $2,000.  In addition, the notes payable totaling $225,000, which were secured by this property were paid in full.

(7)
Cliff Shadows Properties, LLC – During September 2008, we, VRM I and VRM II acquired through foreclosure proceedings a 106 Unit Townhouse Project known as Cliff Shadows Townhomes located in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on an updated appraisal obtained by our manager during September 2008 and the current sales agreement, no write-down was deemed necessary as of September 30, 2009.  During January 2009, our manager received a sales agreement to purchase the property for approximately $9.6 million, of which our portion would be approximately $0.5 million.  Between March 2009 and May 2009, we, VRM I and VRM II completed the sale of all but one unit, which resulted in a net gain of $152,000, of which our portion was $5,000.  As of September 30, 2009, the remaining unit is held for sale.

(8)
Redwood Place, LLC – On January 16, 2009, we, VRM I and VRM II acquired through foreclosure proceedings a 186-unit apartment complex located in Phoenix, Arizona.  During the nine months ended September 30, 2009, this property generated net income of $6,000.  In June 2009, the property was sold for $5.4 million, of which our portion was approximately $0.2 million.  The sale resulted in a net loss of $0.6 million of which our portion was $54,000.

See review report of Independent Registered Public Accounting Firm.

(9)
World Capital Durango Alpha – On March 30, 2009, we, VRM I and VRM II acquired through foreclosure proceedings 9.27 acres of land located in Las Vegas, NV.  Our manager evaluated the carrying value of the property and based on its estimate, the property was written down approximately $1.2 million, of which our portion was approximately $0.2 million during the nine months ended September 30, 2009.  During May 2009, the property was sold for approximately $4.0 million to an unrelated third party.  As part of the sale the buyer paid us, VRM I and VRM II approximately $0.8 million, of which our portion was approximately $0.1 million.  The remaining $3.2 million balance was financed by us, VRM I and VRM II through a 15-month loan with a stated interest rate of 8%.  As a result of the transaction, we, VRM I and VRM II recorded a net gain of $134,000, of which our portion was $19,000.

(10)
WCP Warm Springs Holdings 1, LLC – On May 7, 2009, we, VRM I and VRM II acquired through foreclosure proceedings 10 acres of vacant land located in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on its estimate and updated appraisal obtained by our manager during August 2009, the property was written down approximately $1.4 million, of which our portion was approximately $0.2 million, during the nine months ended September 30, 2009.  On October 15, 2009, we, VRM I and VRM II entered into an agreement to sell the subject property for approximately $3.1 million, with an anticipated closing date of December 15, 2009; however, there can be no guarantee the sale will be completed.

(11)
2503 Panorama, LLC – On August 31, 2009, we, VRM I and VRM II acquired through foreclosure proceedings a 5,700 square foot penthouse located on the 25th floor of the Panorama Towers I, located in Las Vegas, NV.  Our manager has evaluated the carrying value of the property and based on its estimate no write-down was necessary as of September 30, 2009.

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three and nine months ended September 30, 2009 and 2008.

As of September 30, 2009, and 2008, our manager owned 54,863 of our membership units representing approximately 2.71% and 2.41%, respectively, of our total membership units.  We did not pay pro rata distributions to our manager during the three and nine months ended September 30, 2009.  We paid pro rata distributions owed to our manager totaling $1,000 and $15,000, during the three and nine months ended September 30, 2008, respectively, based upon the units owned by our manager.

In connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which may be drawn upon by the Purchaser should Vestin Group default on its lease obligations.  Vestin Group is currently engaged in a dispute with the Purchaser and has not paid certain amounts allegedly due under its lease totaling approximately $0.7 million, as of September 30, 2009.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless in the event that the Purchaser draws upon the letter of credit and we incur an obligation to reimburse the bank that issued the letter of credit.  During June 2009, the Purchaser drew $285,000 from the letter of credit; our manager is required to reimburse us for the full $285,000 before August 2014.

See review report of Independent Registered Public Accounting Firm.

As of September 30, 2009, we had receivables from our manager totaling $283,000, primarily related to the withdrawal of the letter of credit referred to above.  As of December 31, 2008, we owed our manager $58,000, primarily related to loan extension fees.

On March 6, 2009, we, VRM I and VRM II completed the sale of 105 of the 106 Cliff Shadows Properties, LLC units, to an unrelated third party, the remaining unit is held for sale.  In accordance with our management agreement, we, VRM I and VRM II paid our manager an administrative fee of $282,000, shared pro-rata among us, VRM I and VRM II.

Transactions with Other Related Parties

As of September 30, 2009 and 2008, we owned 114,117 common shares of VRM II, representing approximately 0.83% and 0.77%, respectively, of their total outstanding common stock.  For the three and nine months ended September 30, 2009, VRM II did not declare any dividends.  For the three and nine months ended September 30, 2008, we recorded $0 and $56,000, respectively, in dividend income from VRM II based on the number of shares we held on the dividend record dates.

During the nine months ended September 30, 2009, we bought approximately $0.5 million in real estate loans from VRM II.  No gain or loss resulted from these transactions.  There were no similar transactions during the nine months ended September 30, 2008.

As of September 30, 2009, we owed VRM II $8,000.  As of December 31, 2008, we owed VRM II $9,000.

As of September 30, 2009, we owed VRM I $4,000.  As of December 31, 2008, we did not have a balance due to or due from VRM I.

As of September 30, 2009, and 2008, inVestin owned 34,856 of our membership units representing approximately 1.72% and 1.53%, respectively, of our total membership units.  We did not pay pro rata distributions to inVestin during the three and nine months ended September 30, 2009.  We paid pro rata distributions owed to inVestin totaling $1,000 and $10,000, during the three and nine months ended September 30, 2008, respectively, based upon the units owned by inVestin.

As of September 30, 2009, and 2008, Shustek Investments, a company wholly owned by our manager’s CEO, owned 200,000 and 160,857, respectively, of our membership units representing approximately 9.88% and 7.06%, respectively, of our total membership units.  We did not pay pro rata distributions to Shustek Investments during the three and nine months ended September 30, 2009.  We paid pro rata distributions owed to Shustek Investments totaling $2,000 and $37,000, during the three and nine months ended September 30, 2008, respectively, based upon the units owned by Shustek Investments.

During the three and nine months ended September 30, 2009, we incurred $2,000 and $26,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.  During the three and nine months ended September 30, 2008, we incurred $2,000 and $6,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz.

NOTE H — MEMBERS’ EQUITY

Allocations and Distributions

In accordance with our Operating Agreement, profits, gains and losses are to be credited to and charged against each member’s capital account in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Distributions were paid monthly to members; however, on August 27, 2008, we suspended payment of distributions as a result of our current losses.  For the nine months ended September 30, 2009, there were no distributions to members, compared to approximately $0.7 million during the nine months ended September 30, 2008.

See review report of Independent Registered Public Accounting Firm.

Contingency Reserve

In accordance with the Plan, we will establish a contingency reserve for the payment of ongoing expenses, any contingent liabilities or to account for loan or other investment losses.  Our manager will have the discretion to increase or decrease the amount of the reserve, but will ensure that the reserve is adequate to pay our outstanding obligations.  The amount of the contingency reserve will be based upon estimates and opinions of our manager or through consultation with an outside expert, if our manager determines that it is advisable to retain such expert, and a review of among other things, the value of our non-performing assets and the likelihood of repayment, our estimated contingent liabilities and our estimated expenses, including without limitation, estimated professional, legal and accounting fees, rent, payroll and other taxes, miscellaneous office expenses, facilities costs and expenses accrued in our financial statements.

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended September 30, 2009.  Based on this review the value of members’ capital accounts was adjusted from $4.88 per unit to $4.04 per unit, as of October 1, 2009.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

Redemption Limitation

In accordance with the Plan, our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

NOTE I — NOTES RECEIVABLE

During July 2009, we, VRM I and VRM II entered into a promissory note, totaling approximately $1.4 million, of which our portion is $82,000, with the borrowers of the Wolfpack Properties, LLC loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of approximately $0.3 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $0.2 million.  The promissory note will accrue interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $82,000 was fully reserved as of September 30, 2009.

During July 2009, we, VRM I and VRM II entered into a promissory note, totaling approximately $1.3 million, of which our portion is $74,000, with the borrowers of the Devonshire, LLC loan, as part of the repayment of the loan.  In addition, we received a principal pay off on the loan of approximately $0.2 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $0.2 million.  The promissory note will accrue interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $74,000 was fully reserved as of September 30, 2009.

NOTE J — NOTES PAYABLE

During May 2009, we, VRM I and VRM II, mortgaged our real estate held for sale known as Redwood Place, LLC for approximately $3.2 million, of which our portion was approximately $0.3 million.  Interest, loan fees and property taxes related to the mortgage totaled $234,000, of which our portion was $20,000.  This real estate held for sale was mortgaged to help meet short-term cash needs, and was paid in full during June 2009, as part of the sale of Redwood Place, LLC.

See review report of Independent Registered Public Accounting Firm.

During April and May 2009, we, VRM I and VRM II borrowed $225,000, of which our portion is $45,000, secured by our real estate held for sale known as Jeffrey's Court.  The maturity terms of the notes were six and 12 months with an annual interest rate of 12%.  The notes require monthly interest only payments and principal due at maturity.  On August 6, 2009, we, VRM I and VRM II sold the Jeffrey’s Court, LLC property for approximately $1.0 million, resulting in a gain of $9,000, of which our portion was $2,000.  The notes payable on this real estate held for sale was taken out to help meet short-term cash needs and was paid in full during August 2009, as part of the sale of Jeffrey’s Court LLC.

NOTE K — FAIR VALUE

As of September 30, 2009, financial assets and liabilities, utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, our degree of judgment exercised in determining fair value is greatest for instruments categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an asset or liability will be classified in its entirety based on the lowest level of input that is significant to the measurement of fair value.

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

Our valuation techniques will be consistent with at least one of the three possible approaches: the market approach, income approach and/or cost approach.  Our Level 1 inputs are based on the market approach and consist primarily of quoted prices for identical items on active securities exchanges.  Our Level 2 inputs are primarily based on the market approach of quoted prices in active markets or current transactions in inactive markets for the same or similar collateral that do not require significant adjustment based on unobservable inputs.  Our Level 3 inputs are primarily based on the income and cost approaches, specifically, discounted cash flow analyses, which utilize significant inputs based on our estimates and assumptions.

The following table presents the valuation of our financial assets as of September 30, 2009, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 09/30/2009	Carrying Value on Balance Sheet at 09/30/2009
Assets
Investment in marketable securities - related party	$330,000	$--	$--	$330,000	$330,000
Investment in real estate loans	$--	$--	$4,290,000	$4,290,000	$4,374,000

See review report of Independent Registered Public Accounting Firm.

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from June 30, 2009 to September 30, 2009.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of June 30, 2009 and September 30, 2009.

Investment in real estate loans

Balance on June 30, 2009	$5,781,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(887,000)
Purchase and additions of assets
Transfer of real estate loans to real estate held for sale	(500,000)
Transfer of allowance on real estate loans to real estate held for sale	389,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(813,000)
Reduction of allowance for loan losses related to sales an d payments of investment in real estate loans	328,000
Temporary change in estimated fair value based on future cash flows	(8,000)
Transfer to Level 1	--
Transfer to Level 2	--

Balance on September 30, 2009, net of temporary valuation adjustment	$4,290,000

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (the “Codification”). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. We adopted the Codification during the third quarter of 2009 and the adoption did not materially impact our financial statements, however our references to accounting literature within our notes to the condensed consolidated financial statements have been revised to conform to the Codification classification.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“FAS”) 166, “ Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 ” (“FAS 166”), which is not yet included in the Codification. FAS 166 modifies the financial components approach, removes the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. FAS 166 also requires expanded disclosures regarding transferred assets and how they affect the reporting entity. FAS 166 is effective for us beginning January 1, 2010. We do not expect the adoption of FAS 166 to have a material effect on our financial statements.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46R” (“FAS 167”), which is not yet included in the Codification. FAS 167 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. FAS 167 requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. FAS 167 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. FAS 167 is effective for us beginning January 1, 2010. We are currently evaluating the effects, if any, this statement may have on our financial statements.

See review report of Independent Registered Public Accounting Firm.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which provides alternatives to measuring the fair value of liabilities when a quoted price for an identical liability traded in an active market does not exist. The alternatives include using the quoted price for the identical liability when traded as an asset or the quoted price of a similar liability or of a similar liability when traded as an asset, in addition to valuation techniques based on the amount an entity would pay to transfer the identical liability (or receive to enter into an identical liability). The amended guidance is effective for us beginning October 1, 2009, and we do not expect the effects to have a material impact on our financial statements.

NOTE M— LEGAL MATTERS INVOLVING THE MANAGER

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

See review report of Independent Registered Public Accounting Firm.

On May 9, 2007, VRM I, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM I, VRM II and Vestin Mortgage and in part to fund the trust’s statutory minimum balances.  VRM I, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  VRM I, VRM II, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  To date the auction has not been successful.  The Vestin entities and the State of Hawaii signed a new agreement that would permit the foreclosure to proceed.  On October 12, 2009, the State Court approved the agreement permitting the foreclosure to proceed.  The court has initiated a 21-day posting/notice period, at the end of that period the court will proceed to enter its formal order, which is expected in December 2009.

VRM I and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund I into VRM I.  The court certified a class of all former Fund I unit holders who voted against the merger of Fund I into VRM I.  The trial is currently scheduled to begin in December 2009.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants are undertaking a vigorous defense.  The terms of VRM I’s management agreement and Fund I’s Operating Agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM I with respect to the above actions.

VRM II and Vestin Mortgage, Inc. (“Defendants”) are defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who allege, among other things, that they were wrongfully denied appraisal rights in connection with the merger of Fund II into VRM II.  The court certified a class of all former Fund II unit holders who voted against the merger of Fund II into VRM II.  The trial is currently scheduled to begin in December 2009.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants are undertaking a vigorous defense.  The terms of VRM II’s management agreement and Fund II’s Operating Agreement contain indemnity provisions whereby, Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.

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

NOTE N — LEGAL MATTERS INVOLVING THE COMPANY

From time to time, we may become involved in litigation in the ordinary course of business.  We do not believe that any pending legal proceedings are likely to have a material adverse effect on our financial condition or results of operations or cash flows.  It is not possible to predict the outcome of any such proceedings.

NOTE O — SUBSEQUENT EVENTS

The following subsequent events have been evaluated through November 3, 2009, the date our financial statements were filed with the SEC.  Events after this date have not been evaluated in the set of financial statements being presented for the three and nine months ended September 30, 2009.

On October 26, 2009, we, VRM I and VRM II sold the Cascadia Canyon, LLC loan for $6.1 million, of which our portion was approximately $0.4 million, to an unrelated third party.  No gain or loss resulted from this transaction.

See review report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Vestin Fund III, LLC:

We have reviewed the accompanying balance sheet of Vestin Fund III, LLC as of September 30, 2009, and the related statements of operations for the three and nine month periods ended September 30, 2009 and 2008, statements of members’ equity and other comprehensive loss for the nine month period ended September 30, 2009 and statements of cash flows for the nine month periods ended September 30, 2009 and 2008. All information included in these financial statements is the representation of the management of Vestin Fund III, LLC.

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
November 3, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2009 and 2008.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2008 and our quarterly report filed on Form 10-Q for the three months ended March 31, 2009 and the six months ended June 30, 2009.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part II Item 1A Risk Factors of this Quarterly Report on Form 10-Q and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution  (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results may not be indicative of future results as we implement the Plan.  We anticipate that the liquidation will be substantially completed by August 31, 2014.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to any reserve established by our manager.  Our manager intends to establish a reserve to cover our on-going expenses and existing and future obligations.  As of September 30, 2009, our unrestricted cash was approximately $1.3 million.  During the nine months ended September 30, 2009, our net cash declined by $224,000.  As a result of these factors and the uncertainties related to timing of loan pay-offs and sales of foreclosed real estate, we are not able to predict when we will be able to commence paying liquidating distributions to our members.

Under the terms of the Plan adopted by a majority of our members, our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

Prior to the approval of the Plan, our primary business objective was to generate income while preserving principal by investing in loans secured by real estate.  The loan underwriting standards utilized by our manager and Vestin Originations were less strict than those used by many institutional real estate lenders.  In addition, one of our competitive advantages was our ability to approve loan applications more quickly than many institutional lenders.  As a result, in certain cases, we made real estate loans that were riskier than real estate loans made by many institutional lenders such as commercial banks.  However, in return, we sought a higher interest rate and our manager took steps to mitigate the lending risks such as imposing a lower loan-to-value ratio.  While we may have assumed more risk than many institutional real estate lenders, in return, we sought to generate higher yields from our real estate loans.

Our operating results are affected primarily by: (i) the amount of capital we invested in real estate loans, (ii) the level of real estate lending activity in the markets we service, (iii) the interest rates we are able to charge on our loans and (v) the level of non-performing assets, foreclosures and related loan losses that we may experience.

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of September 30, 2009, we had five loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $2.6 million, net of allowance for loan losses of approximately $2.0 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $3.9 million or 47% of our total assets as of September 30, 2009, as compared to approximately $8.2 million or 61% of our total assets as of December 31, 2008.  At September 30, 2009, non-performing assets consisted of approximately $1.3 million of real estate held for sale and approximately $2.6 million of non-performing loans, net of allowance for loan losses.  One of the real estate held for sale properties generated net income from rentals totaling $6,000, during the nine months ended September 30, 2009.  None of the other properties held for sale generated net income during such time period.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

We expect that the weakness in the credit markets and the weakness in lending will continue to have an adverse impact upon our markets for the foreseeable future.  This may result in a further increase in defaults on our loans and we might be required to record additional reserves based on decreases in market values or we may be required to restructure loans.  This increase in loan defaults has materially affected our operating results.  For additional information regarding our non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

As of September 30, 2009, our loan-to-value ratio was 77.83%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional marked increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will continue to have a material adverse effect upon our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of September 30, 2009, we have provided a specific reserve allowance for four non-performing loans and five performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

As of September 30, 2009, our loans were in the following states: Arizona, California, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Total revenues	$40,000	$151,000	$206,000	$856,000
Total operating expenses	968,000	1,040,000	1,793,000	3,548,000
Non-operating income	5,000	(1,195,000)	18,000	(1,098,000)
Loss from real estate held for sale	(771,000)	(1,352,000)	(2,114,000)	(2,583,000)

NET LOSS	$(1,694,000)	$(3,436,000)	$(3,683,000)	$(6,373,000)

Net loss allocated to members per weighted average membership units	$(0.84)	$(1.51)	$(1.76)	$(2.70)

Weighted average membership units	2,024,424	2,271,557	2,097,580	2,357,451

Annualized rate of return to members (a)	-32.91%	-59.65%	-23.27%	-35.79%

Cash distributions	$--	$39,000	$--	$689,000

Cash distributions per weighted average membership units	$--	$0.02	$--	$0.29

Weighted average term of outstanding loans	24 months	21 months	24 months	21 months

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average unit as of September 30, 2009 and 2008, divided by the number of days during the period (92/92 and 273/274 days for the three and nine months ended September 30, 2009 and 2008, respectively) and multiplied by 365/366 days, then divided by the weighted average cost per unit ($10.09 for each period, respectively).

Comparison of Operating Results for the three months ended September 30, 2009, to the three months ended September 30, 2008.

Total Revenues:  For the three months ended September 30, 2009, total revenues were $40,000 compared to $151,000 for the same period in 2008, a decrease of $111,000 or 74% due in significant part to the following factor:

•
Interest income from investments in real estate loans was $40,000 during the three months ended September 30, 2009 compared to $151,000 during the same period in 2008.  Our revenue is dependent upon the balance of our investment in real estate loans and our ability to collect the interest earned on these loans.  As of September 30, 2009, our performing loans totaled approximately $2.6 million.  As of September 30, 2008, our performing loans totaled approximately $3.2 million.  The decline in interest income is largely attributable to the decrease in performing loans and the foreclosure of a non-performing loan, which was re-classed to real estate held for sale, totaling $111,000.  We anticipate this downward trend in interest income to continue once we start to liquidate the Company pursuant to the Plan, as we will no longer invest in new loans.  For additional information on our loan portfolio and real estate held for sale, see Note D – Investments in Real Estate Loans and Note F – Real Estate Held for Sale in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q

Total Operating Expenses:  For the three months ended September 30, 2009 and 2008, total operating expenses were approximately $1.0 million, for each period.  During the three months ended September 30, 2009 and 2008, we recognized a provision for loan loss totaling approximately $887,000 and $944,000, respectively.  The significant recognition in loan losses, during each period, is primarily a result of declining values in the real estate market.  See “Specific Reserve Allowances “ in Note D Investments in Real Estate Loans in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Non-Operating Income (Loss):  During the three months ended September 30, 2009, total non-operating income was $5,000, compared to non-operating loss of approximately $1.2 million during the same period in 2008, due to the recognition of an other than temporary impairment of our marketable securities-related party, totaling approximately $1.2 million for the three months ended September 30, 2008.  We had no similar loss in the same period in 2009.

Total Loss from Real Estate Held for Sale:  For the three months ended September 30, 2009, total loss from real estate held for sale was approximately $0.8 million compared to approximately $1.3 million for the three months ended September 30, 2008, a decrease of approximately $0.5 million or 43%.  Total loss for real estate held for sale during the three months ended September 30, 2009, mainly consisted of write-downs on four real estate held for sale properties totaling approximately $0.7 million.  For the three months ended September 30, 2008, we recognized $1.3 million in write-downs on four real estate held for sale properties.  For additional information see Note F – Real Estate Held For Sale in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the nine months ended September 30, 2009, to the nine months ended September 30, 2008.

Total Revenues:  For the nine months ended September 30, 2009, total revenues were approximately $0.2 million compared to approximately $0.9 million during the nine months ended September 30, 2008, a decrease of approximately $0.7 million or 76%.  Revenues were primarily affected by the following factors in addition to the factor discussed above in Total Revenues for the three months ended September 30, 2009:

•
Interest income from investments in real estate loans decreased to approximately $154,000 during the nine months ended September 30, 2009, compared to approximately $836,000 during the same period in 2008.  This is primarily due to the decrease in the balance of our investment in real estate loans and the interest earned on these loans during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  In addition, we foreclosed upon four non-performing loans and classified them as real estate held for sale, totaling approximately $2.2 million.  As of September 30, 2009, our investment in real estate loans was approximately $7.1 million compared to our investment in real estate loans of approximately $13.7 million as of September 30, 2008.  We anticipate this downward trend in interest income to continue as we continue to liquidate the Company pursuant to the Plan, as we will no longer invest in new loans.  For additional information see Note D – Investments in Real Estate Loans in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

•
During the nine months ended September 30, 2009, we recognized a gain related to the pay off of an investment in real estate loan of approximately $51,000.  No similar gain was recognized during the nine months ended September 30, 2008.

Total Operating Expenses:  For the nine months ended September 30, 2009, total operating expenses were approximately $1.8 million compared to approximately $3.5 million during the nine months ended September 30, 2008, a decrease of approximately $1.7 million or 49%.  Expenses were primarily affected by the allowance for loan losses discussed above in Total Operating Expenses for the three months ended September 30, 2009.  For the nine months ended September 30, 2009, we recognized approximately $1.5 million in provision for loan loss on 11 investments in real estate loans.  For the nine months ended September 30, 2008, we recognized approximately $3.3 million in provision for loan loss on 10 investments in real estate loans.  It is premature at this time for us to determine whether or not the reduction in provision for loan loss during the nine months ended September 30, 2009, as compared to the same period in 2008, is indicative of a trend.

Total Non-Operating Income (Loss):  For the nine months ended September 30, 2009, total non-operating income was $18,000 compared to total non-operating loss of approximately $1.1 million during the nine months ended September 30, 2008, which was due substantially to the recognition of an other than temporary impairment of our marketable securities-related party, totaling approximately $1.2 million during the nine months ended September 30, 2008. We had no similar loss during the same period in 2009.

Total Loss from Real Estate Held for Sale.  For the nine months ended September 30, 2009, total loss from real estate held for sale was approximately $2.1 million compared to approximately $2.6 million for the nine months ended September 30, 2008.  During the three months ended September 30, 2009, we wrote–down approximately $2.0 million on nine real estate held for sale properties.  For the nine months ended September 30, 2008, we recognized approximately $2.5 million in write-downs on six real estate held for sale properties.  For additional information see Note F – Real Estate Held For Sale in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Distributions to Members:  The following is a schedule of distributions made to members for the nine months ended September 30, 2009 and 2008.

	For the Nine Months Ended September 30,
	2009	2008

Distribution of net income available for distribution	$--	$--
Reduction to working capital due to net loss	--	(1,718,000)
Distribution in excess of net income available for distribution	--	2,368,000
Total distributions	$--	$650,000

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

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities.  The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Nine Months Ended September 30,
	2009	2009
Distribution of net income available for distribution	$--	$--
Distribution of working capital	--	650,000
Reductions to working capital	(181,000)	(2,368,000)
Realized net loss on foreclosure of loans	--	2,280,000
Provision of doubtful accounts related to receivables	2,000	--
Gain on sale of real estate held for sale	(26,000)	--
Loss on sale of real estate held for sale	54,000	38,000
Change in operating assets and liabilities:
Interest receivable	(2,000)	157,000
Accounts payable	(47,000)	(12,000)
Due to related parties	(338,000)	12,000
Other assets	(1,000)	3,000
Net cash provided (used) by operating activities	$(539,000)	$760,000
Net cash provided by investing activities	$1,637,000	$1,237,000
Net cash used by financing activities	$(1,322,000)	$(3,461,000)

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended September 30, 2009.  Based on this review the value of members’ capital accounts was adjusted from $4.88 per unit to $4.04 per unit, as of October 1, 2009.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions:  At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution  (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by August 31, 2014.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to any reserve established by our manager.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.  As of September 30, 2009, the total redemptions made from inception were approximately $10.4 million.  For additional information regarding members redemptions, see Note H – Members’ Equity in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

During the nine months ended September 30, 2009, net cash flows used by operating activities approximated $0.5 million.  Operating cash flows were adversely impacted by the decrease in interest income, related to the decrease in our investments in real estate loans, of approximately $0.7 million, during the nine months ended September 30, 2009 compared to the same period in 2008.  In addition, we incurred approximately $2.0 million in write-downs on real estate held for sale and approximately $1.5 million in provisions for loan losses during the nine months ended September 30, 2009.  These write-downs and allowances represent the decreases in the fair value of these properties, which are expected to affect the amount of proceeds we will receive from future sales of these assets.  Cash flows related to investing activities consisted of cash provided by loan payoffs, loan sales and sales of real estate held for sale of approximately $1.9 million, and purchases of investment in real estate loans of $0.5 million.  In addition, our restricted cash was reduced by $285,000, which we used to reimburse a bank for a letter of credit that it had drawn upon.  Cash flows used for financing activities consisted of cash used for members’ redemptions of approximately $1.3 million and proceeds from notes payable of $45,000.

At September 30, 2009, we had approximately $1.3 million in unrestricted cash, $0.3 million in marketable securities – related party and approximately $8.3 million in total assets.  We intend to meet short-term working capital needs through a contingency reserve, pursuant to the Plan.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

In addition to the foregoing assets, as of September 30, 2009, we had approximately $0.7 million in restricted cash, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006.  The requirement for the deposit expires at the end of the lease on August 31, 2014.  Vestin Group, the parent of our manager, was previously our tenant in the building we owned in Las Vegas, Nevada.  In connection with the sale of such building, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which may be drawn upon by the Purchaser should Vestin Group default on its lease obligations.  Vestin Group is currently engaged in a dispute with the Purchaser and has not paid certain amounts allegedly due under its lease totaling approximately $0.7 million, as of September 30, 2009.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless in the event that the Purchaser draws upon the letter of credit and we incur an obligation to reimburse the bank, which issued the letter of credit.  During June 2009, the Purchaser drew $285,000 from the letter of credit; our manager is required to reimburse us for the full $285,000, before August 2014

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale totaling approximately $2.6 million and $1.3 million, respectively, as of September 30, 2009, compared to approximately $5.5 million and $2.7 million, respectively, as of December 31, 2008.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our real estate held for sale.

As a commercial real estate lender who was willing to invest in riskier loans, rates of delinquencies, foreclosures our losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown or recession.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, we have had to work with some of our borrowers to either modify, restructure and/or extend their loans in order to keep or restore the loans to performing status.

Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to any reserve established by our manager.  Our manager intends to establish a reserve to cover our on-going expenses and existing and future obligations.  We currently have approximately $1.3 million in unrestricted cash.  We are not able to predict at this time when we will commence making liquidating distributions.  Members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.  As of September 30, 2009, the total redemptions made from inception were approximately $10.4 million.  For additional information regarding members redemptions, see Note H – Members’ Equity in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of September 30, 2009, we had investments in 12 real estate loans with a balance of approximately $7.1 million as compared to investments in 18 real estate loans, as of December 31, 2008, with a balance of approximately $13.3 million.  In accordance with the Plan, we will no longer invest in new loans.

As of September 30, 2009, we had five loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $2.6 million, net of allowance for loan losses of approximately $2.0 million, which does not include the allowances of approximately $0.7 million relating to the decrease in the property value for performing loans as of September 30, 2009.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of September 30, 2009, we have provided a specific reserve related to four non-performing loans and five performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager, totaling approximately $2.7 million.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

During the nine months ended September 30, 2009, we foreclosed upon four properties, totaling approximately $2.2 million, and classified them as real estate held for sale.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans and Note F – Real Estate Held for Sale in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the nine months ended September 30, 2009, refer to Note D – Investments In Real Estate Loans in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Investments in Real Estate Held for Sale

At September 30, 2009, we held eight properties with a total carrying value of approximately $1.3 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  For additional information on our investments in real estate held for sale, refer to Note F – Real Estate Held for Sale in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

As of September 30, 2009, we had no contractual obligations.  See Note J – Notes Payable in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

RELATED PARTY TRANSACTIONS

From time to time, we may sell investments in real estate loans to our manager or other related parties pursuant to the terms of our Operating Agreement without a premium.  No gain or loss is recorded on these transactions, as it is not our intent to make a profit on the sale of such investments.  For further information regarding related party transactions, refer to Note G – Related Party Transactions in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at September 30, 2009, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$119,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$595,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$1,189,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(119,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(595,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(1,189,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2009, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$71,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$355,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$711,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(71,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(355,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(711,000)

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender, which had invested in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry.  We, our manager and Vestin Originations generally approved loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiries we performed did not reveal all material facts pertaining to a borrower and the security.

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

Real Estate Held for Sale

Real estate held for sale includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  While pursuing foreclosure actions, we seek to identify potential purchasers of such property.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit, subject to current economic conditions.  The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Most of our assets consist of investments in real estate loans.  At September 30, 2009, our aggregate investment in real estate loans was approximately $4.4 million, net of allowance of approximately $2.7 million, with a weighted average effective interest rate of 10.41%.  The weighted average interest rate of 10.41% is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of September 30, 2009, was 8.41%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at September 30, 2009, was 24 months.  All of the outstanding real estate loans at September 30, 2009, were fixed rate loans.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  As of September 30, 2009, none of our loans had a prepayment penalty, although seven of our loans, totaling approximately $3.1 million, had an exit fee.  Out of the seven loans with an exit fee, three loans, totaling approximately $2.0 million, were considered non-performing as of September 30, 2009.

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

The following table contains information about the investment of real estate loans in our portfolio as of September 30, 2009.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2009 through 2013 and thereafter and separately aggregates the information for all maturities arising after 2013.  The carrying values of these assets approximate their fair value as of September 30, 2009.  See Note K – Fair Value in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

	Interest Earning Assets Aggregated by Maturity at September 30, 2009
Interest Earning Assets	2009	2010	2011	2012	2013	Thereafter	Total
	(a)
Investments In Real Estate Loans	$5,031,000	$1,068,000	$1,008,000	$--	$--	$--	$7,107,000

Weighted Average Interest Rates	11.42%	10.72%	4.99%	--%	--%	--%	10.41%

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to September 30, 2009.

At September 30, 2009, we also had approximately $1.6 million invested in cash and marketable securities – related party (VRM II).  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our manager, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our manager carried out an evaluation, under the supervision and with the participation of our manager’s CEO and CFO, as of September 30, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our manager’s evaluation, our manager’s CEO and CFO concluded that, as of September 30, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the third fiscal quarter of 2009.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note M – Legal Matters Involving the Manager and Note N – Legal Matters Involving the Company in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q, for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In considering our future performance and any forward-looking statements made in this report, the material risks described below should be considered carefully.  These factors should be considered in conjunction with the other information included elsewhere in this report.

RISK FACTORS RELATING TO THE PLAN AND DISSOLUTION

Our status as a dissolving company may adversely affect our dealings with potential buyers of foreclosed properties, existing borrowers and other third parties.

We may have a more difficult time dealing with potential buyers of foreclosed properties, existing borrowers and other third parties who are aware of our status as a dissolving company.  In particular, we may not be able to locate a buyer willing to pay full fair market value on our real estate held for sale if such buyer is aware of our status as a dissolving company and our interest in liquidating such assets as promptly as is practicable.  Further, although our borrowers are bound by the existing terms of their real estate loans, some borrowers may seek to leverage our status as a dissolving company in negotiating settlements and compromises relating to their existing debt.  Accordingly, the amount we distribute to our members may be less than anticipated if our dealings with potential buyers, our borrowers and other third parties are adversely affected as a result of our status as a dissolving company.

We cannot determine with certainty the amount of distributions that we will make to our members.

The amount of distributions that we will make to our members will depend on a variety of factors, including, but not limited to, the net proceeds we will receive from the sale of our remaining assets and from servicing our Mortgage Assets in accordance with their terms, the resolution of any litigation and other contingent liabilities, the amount of expenses being incurred in connection with the Dissolution, the amount required to settle known and unknown debts and liabilities, and other factors.  Due to uncertainties regarding payoff of our outstanding existing loans and the amounts we will receive from sales of our real estate held for sale, we cannot predict the amount of distributions that we will make to our members upon our Dissolution.

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

As of September 30, 2009, we had in our portfolio approximately $2.6 million in non-performing loans, net of allowance for loan losses of approximately $2.0 million, which does not include allowances of approximately $0.7 million relating to the decrease in the property value for performing loans, and approximately $1.3 million of real estate held for sale for a total of approximately $3.9 million in non-performing assets, which represented approximately 54% of our total members’ equity and 47% of our total assets.  We believe this is largely attributable to difficulties in the real estate and credit markets.  At this time, we are not able to predict how long such difficult economic conditions will continue.

As of September 30, 2009, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash.  We are of the opinion that problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary to pay back our loans.

Thus, an extended period of illiquidity in the credit markets could result in a material increase in the number of our loans that are not paid back on time.  Any failure of our borrowers to pay interest and principal on our outstanding loans when due can be expected to reduce the amount of distributions to our members.

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

Real estate markets in the states where we operate, including Oregon, Nevada and California, have been adversely affected by declining values, increased rates of default on loans secured by real estate and constraints in the credit markets.  These conditions may continue for several years.  The amount of proceeds we are able to generate from the sale of real estate that we own may be adversely affected by such conditions.  While we will not be required to complete the sales of such properties in any specific time frame, a prolonged recession in real estate will likely have the affect of reducing the proceeds we generate from such sales and the amounts we have available to pay as liquidating distributions to Members.

There can be no assurances concerning the prices at which our real estate held for sale will be sold.

Real estate market values are constantly changing and fluctuate with changes in interest rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and other factors that are generally beyond our control.  As a result, the actual prices at which we are able to sell our real estate held for sale may be less than the amounts we anticipate, which would result in a reduction in the amount we expect to distribute to our members.  The amount available for distributions may also be reduced if the expenses we incur in selling our real estate held for sale are greater than anticipated.

We may not meet the anticipated timing for the Dissolution and Liquidation.

We are working toward the sale of our remaining assets and the winding up of our remaining business.  We expect that the Company will make distributions as cash becomes available on a quarterly basis.  However, no distributions are expected before we have an adequate reserve to cover our on-going expenses and existing and future obligations.  Our manager currently is planning on establishing a reserve and we currently have approximately $1.3 million in unrestricted cash.  No assurance can be given as to the amounts to be distributed or the timing of distributions.  The Company will make a final liquidating distribution after we have completed the winding up of our business operations and made appropriate provision for any remaining obligations.  There is no time period required by the Plan, our Operating Agreement or law within which the Company must wind up its affairs and complete its liquidation.  During the process of winding up, the Manager will have the discretion to extend the maturity date of any loan in accordance with the terms of the loan.  We anticipate that the liquidation of our real estate loans may take up to two years and the sale of foreclosed properties may take up to five years, with the Dissolution process being substantially completed by August 31, 2014.  There are a number of factors that could delay our anticipated timetable, including the following:

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

Members may be liable to our creditors for the amount received from us if we are unable to meet our obligations to third parties.

Under Nevada law, if we are unable to meet our obligations to third parties, then each member who received liquidating distributions could be held liable for payment to our creditors for their pro rata share of the amounts due such creditors.  The liability of any member would be limited to the amount of such liquidating distributions previously received by such member from us.  Accordingly, in such event, a member could be required to return all such distributions received from the Company.  If a member has paid taxes on liquidating distributions previously received, a repayment of all or a portion of such amount could result in a member incurring a net tax cost if the member’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.  Any contingency reserve established by us may not be adequate to cover any expenses and liabilities.  As of September 30, 2009, our total liabilities were approximately $1.1 million.  We intend to establish a reserve to pay all outstanding obligations before the Company is dissolved.  The amount of the reserve may be increased or decreased by our manager based upon its evaluation of the amounts necessary to meet our obligations.

We will continue to incur claims, liabilities and expenses, which will reduce the amount available for distribution to members.

We will continue to incur claims, liabilities, and expenses as we wind up.  These expenses and liabilities will reduce the amount ultimately available for distribution to our members.

ADDITIONAL RISKS RELATED TO OUR BUSINESS

Investments in second deeds of trust and wraparound loans are subject to the rights of the first deed of trust.

As of September 30, 2009, approximately 13.87% of our loans were secured by second deeds of trust.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incurred a greater risk when we invested in these types of loans and we may not be able to collect the full amount of our loan and may provide an allowance for the full amount of the loan.  Subsequent decreases in the value of loans secured by first deeds of trust, due to sales and foreclosures, have resulted in an increase in the percentage of our portfolio secured by second deeds of trust.  As of September 30, 2009, one of our four loans secured by second deeds of trust was considered non-performing.  This non-performing loan totaled $14.0 million, of which our portion is approximately $0.2 million.  Our book value, net of allowance for loan losses, for these three non-performing loans is approximately $0.1 million.

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

Vestin Group, the parent of our manager, was previously our tenant in a building we owned in Las Vegas, Nevada.  In connection with the sale of such building, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which may be drawn upon by the Purchaser should Vestin Group default on its lease obligations.  Vestin Group is currently engaged in a dispute with the Purchaser and has not paid certain amounts allegedly due under its lease totaling approximately $0.7 million, as of September 30, 2009.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless in the event that the Purchaser draws upon the letter of credit and we incur an obligation to reimburse the bank, which issued the letter of credit.  Nonetheless, a continuation of the dispute between Vestin Group and the Purchaser could result in our suffering losses, which may not be immediately or fully reimbursed.  During June 2009, the Purchaser drew $285,000 from the letter of credit; our manager is required to reimburse us for the full $285,000, before August 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Market Information

There is no established public trading market for the trading of units.

Holders

As of November 4, 2009, approximately 504 unit holders held 2,024,424 units in the Company.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased under the Plans or Programs
July 2009	--	--	None	None
August 2009	--	--	None	None
September 2009	--	--	None	None

(1)	See Note H – Members’ Equity in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Plan of Complete Liquidation and Dissolution
3.1(2)	Articles of Organization
3.2(3)	Certificate of Amendment to Articles of Organization
3.3(4)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)
4.4(5)	Distribution Reinvestment Plan
10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Group, Inc.
10.10(7)	Indemnification agreement dated March 25, 2009 by and between Vestin Group, Inc. and Vestin Fund III, LLC
10.11 (8)	Agreement between Strategix Solutions, LLC and Vestin Fund III, LLC for accounting services.
10.12 (9)	Plan of Complete Liquidation and Dissolution
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Rocio Revollo
32	Certification Pursuant to U.S.C. 18 Section 1350

(1)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on May 11, 2009 (File No. 000-51301)
(2)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003 (File No. 333-105017)
(3)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004 (File No. 333-105017)
(4)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on January 29, 2007 (File No. 000-51301)
(5)	Incorporated herein by reference to Exhibit 4.4 of our Post-Effective Amendment No. 5 to Form S-11 Registration Statement filed on April 28, 2006 (File No. 333-105017)
(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005 (File No. 333-105017)
(7)	Incorporated herein by reference to the Quarterly Report on Form 10-K for the year ended December 31, 2008 filed on March 27, 2009 (File No. 000-51301)
(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 14, 2009 (File No. 000-51301)
(9)	Incorporated herein by reference to the Proxy Statement dated May 11, 2009 (File No. 000-51301)

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

Date:  November 4, 2009