Form 10-K
period 2009-12-31
VESTIN FUND III LLC
filed 2010-03-22
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

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

As of March 19, 2010, the Company had 2,024,424 units outstanding.

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

General

Vestin Fund III, LLC was organized in April 2003 as a Nevada limited liability company for the purpose of investing in commercial real estate loans (hereafter referred to as “real estate loans”) and income-producing real property.  In this report, we refer to Vestin Fund III, LLC as “the Company,” “our Company,” the “Fund,” “we,” “us,” or “our”.

We commenced operations in February 2004.  Prior to March 2007, we invested in revenue-generating commercial real estate and loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our Operating Agreement as “Mortgage Assets”).  On March 5, 2007, a majority of our members approved the Third Amended and Restated Operating Agreement, which limited the Company’s investment objectives to investments in real estate loans.

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to any reserve established by our manager.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

During January 2010, we made an initial liquidating distribution to all Fund Members in the aggregate amount of approximately $1.0 million in accordance with the Plan.  The amount distributed to each Member of the Fund was calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.

Our manager is Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”), a Nevada corporation, which is a significant majority owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation.  Michael Shustek, the CEO and director of our manager, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”) that has continued the business of brokerage, placement and servicing of real estate loans.  Vestin Originations is a significant majority owned subsidiary of Vestin Group.  On September 1, 2007, the servicing of real estate loans was assumed by our manager, for us.

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC, (“Fund I”) and Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC, (“Fund II).  These entities have been formed to invest in real estate loans.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and VRM II.  The CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was an officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same individuals, who previously provided accounting and financial reporting services to us as employees of our manager, will continue to perform such duties as employees of Strategix Solutions.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

Business Objectives

As a result of our members’ decision to liquidate the Company, we will not make any new loans and are in the process of winding up our affairs by collecting outstanding loans, pursuing remedies with respect to defaulted loans and preparing for sale/selling of our real estate held for sale.  Below is a brief description of our prior business activities.

Real Estate Program Objectives (Prior to March 5, 2007)

Prior to March 5, 2007, we sought to invest in income-producing multifamily residential units, office, industrial, and retail properties, assisted living facilities and other income-producing real property.  Such properties could have included hotels and resorts, restaurants, parking lots, amusement parks or other leasehold properties.  We intended to primarily lease the real property owned by us.  We sought to hold our properties until such time as we believed it was the optimal time to enable us to capitalize on the potential for appreciation of our properties.

Real Estate Loan Objectives (Prior to July 2, 2009)

After March 5, 2007, we sought to invest approximately 97% of our assets in five real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  Approximately 3% of our assets were held as a working capital cash reserve.  Generally, the collateral on our real estate loans is the real property that the borrower was purchasing or developing, along with a guarantee of the main principal of the borrower, with the funds that we make available.  We sometimes refer to these real properties as the security properties.  While we may have invested in other types of loans, most of the loans in which we invested were made to real estate developers.  Our real estate investments are not insured or guaranteed by any government agency.

The loans we invested in were selected for us by our manager from among loans originated by Vestin Originations or non-affiliated mortgage brokers.  When Vestin Originations or a non-affiliated mortgage broker originated a loan for us, that entity identified the borrower, processed the loan application, brokered and sold, assigned, transferred or conveyed the loan to us.  We believed that our loans were attractive to borrowers because of the expediency of our manager’s loan approval process, which took about ten to twenty days.  For additional information regarding our current loan and real estate held for sale activity see Note D – Investments in Real Estate Loans and Note F – Real Estate Held for Sale of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Employees

We have no employees.  Our manager, Vestin Originations and their parent company, Vestin Group, have provided and will continue to provide most of the employees necessary for our operations, except as described below regarding Strategix Solutions, LLC.  As of December 31, 2009, those Vestin Group entities had a total of 14 full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and VRM II.  Our CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same individuals, who previously provided accounting and financial reporting services to us as employees of our manager, will continue to perform such duties as employees of Strategix Solutions.  As of December 31, 2009, Strategix Solutions dedicates to us a total of three full-time and no part-time employees.

Available Information

Our Internet website address is http://www.vestinmortgage.com/Products/Product_FundIII.aspx.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available through the SEC’s Electronic Data Gathering, Analysis and Retrieval website (“EDGAR”)  at  http://www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=0001230634&owner=include, after such material is electronically filed with or furnished, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, to the SEC.  Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operations of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.  Information contained on our website does not constitute a part of this Report on Form 10-K.

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

The amount of distributions that we will make to our members will depend on a variety of factors, including, but not limited to, the net proceeds we will receive from the sale of our remaining assets and from funds received on our Mortgage Assets in accordance with their terms, the resolution of any litigation and other contingent liabilities, the amount of expenses being incurred in connection with the Dissolution, the amount required to settle known and unknown debts and liabilities, and other factors.  Due to uncertainties regarding payoff of our outstanding loans and the amounts we will receive from sales of our real estate held for sale, we cannot predict the amount of distributions that we will make to our members upon our Dissolution.

Defaults on our real estate loans and any failure to recover the full value of our investment in defaulted loans through foreclosure will reduce the amount of distributions that we will make to our members.

In accordance with the Plan, our manager will liquidate the Company’s assets as promptly as is consistent with recovering the fair market value thereof.  Therefore, the amount of distributions will depend, in significant part, upon the ability of borrowers to pay off our existing real estate loans in a timely manner and the amounts we receive from the sale or other disposition of real estate we acquired through foreclosures.

As of December 31, 2009, non-performing assets totaled approximately $2.8 million, representing approximately 46% of our total members’ equity and 39% of our total assets.  Non-performing assets included approximately $2.0 million in non-performing loans, net of allowance for loan losses of approximately $1.6 million, which does not include allowances of approximately $0.6 million relating to the decrease in the property value for performing loans, and approximately $0.8 million of real estate held for sale.  We believe the high level of non-performing assets is largely attributable to difficulties in the real estate and credit markets.  At this time, we are not able to predict how long such difficult economic conditions will continue.

As of December 31, 2009, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash.  We are of the opinion that problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary to pay back our loans.

Thus, an extended period of illiquidity in the credit markets could result in a material increase in the number of our loans that are not paid back on time.  Any failure of our borrowers to pay interest and principal on our outstanding loans when due can be expected to reduce the amount of distributions to our members.

In addition, the amount of distributions will be reduced if we are unable to recover the full value of our investment in loans that have defaulted through foreclosure of the underlying real estate collateral.  We depend upon our real estate security to protect us on the loans that we make.  We depend upon the skill of independent appraisers to value the security underlying our loans.  However, notwithstanding the experience of the appraisers, they may make mistakes, or the value of the real estate may decrease due to subsequent events.  Our appraisals are generally dated within 12 months of the date of loan origination and may have been commissioned by the borrower.  Therefore, the appraisals may not reflect a decrease in the value of the real estate due to events subsequent to the date of the appraisals.  In addition, most of the appraisals for construction and acquisition and development loans were prepared on an as-if developed basis, which approximates the post-construction value of the collateralized property assuming such property is developed.  As-if developed values on raw land loans or acquisition and development loans often dramatically exceed the immediate sales value and may include anticipated zoning changes and successful development by the purchaser upon which development is dependent on availability of financing.  As most of the appraisals were prepared on an as-if developed basis, if the loan goes into default prior to completion of the project, the market value of the property may be substantially less than the appraised value.  As a result, there may be less security than anticipated at the time the loan was originally made.  If there is less security and a default occurs, we may not recover the full amount of our loan, thus reducing the amount of proceeds available to distribute.

Difficulties in the real estate markets may reduce the amounts we receive from the sale of properties that we own.

Real estate markets in the states where we operate, including Oregon, Nevada and California, have been adversely affected by declining values, increased rates of default on loans secured by real estate and constraints in the credit markets.  These conditions may continue for several years.  The amount of proceeds we are able to generate from the sale of real estate that we own may be adversely affected by such conditions.  While we will not be required to complete the sales of such properties in any specific time frame, a prolonged recession in real estate will likely have the effect of reducing the proceeds we generate from such sales and the amounts we have available to pay as liquidating distributions to Members.

There can be no assurances concerning the prices at which our real estate held for sale will be sold.

Real estate market values are constantly changing and fluctuate with changes in interest rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and other factors that are generally beyond our control.  During the past two years, real estate values in our principal markets have declined significantly.  As a result, the actual prices at which we are able to sell our real estate held for sale may be less than the amounts we anticipate, which would result in a reduction in the amount we expect to distribute to our members.  The amount available for distributions may also be reduced if the expenses we incur in selling our real estate held for sale are greater than anticipated.

We may not meet the anticipated timing for the Dissolution and Liquidation.

During January 2010, we made an initial liquidating distribution to all Fund Members in the aggregate amount of approximately $1.0 million in accordance with the Plan.  The amount distributed to each Member of the Fund was calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

We are working toward the sale of our remaining assets and the winding up of our remaining business.  We expect that the Company will make distributions as cash becomes available subject to us covering our on-going expenses and existing and future obligations.  Our manager currently is planning on establishing a reserve and we currently have approximately $1.9 million in unrestricted cash.  No assurance can be given as to the amounts to be distributed or the timing of distributions.  The Company will make a final liquidating distribution after we have completed the winding up of our business operations and made appropriate provision for any remaining obligations.  There is no time period required by the Plan, our Operating Agreement or law within which the Company must wind up its affairs and complete its liquidation.  During the process of winding up, the Manager will have the discretion to extend the maturity date of any loan in accordance with the terms of the loan.  We anticipate that the liquidation of our real estate loans may take two or more years and the sale of foreclosed properties may take five or more years, with the Dissolution process being substantially completed by the second half of 2014.  There are a number of factors that could delay our anticipated timetable, including the following:

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

Some of our mortgage assets are held jointly with other parties, many of whom are affiliates whose loan portfolios are managed by our manager.  Because of the nature of joint ownership, sale of these assets will require the Company and its co-owners to agree on the terms of each property sale before such sale can be effected.  The principal terms of sale on which we must reach agreement with the joint owners include sale price, payment terms, closing contingencies for the benefit of the buyer and post-closing obligations of the sellers to reimburse the buyer for losses incurred as a result of a breach of a representation or warranty made by the sellers with respect to these jointly held assets.  There can be no assurance that the Company and its co-owners will agree on satisfactory sales terms for any of such assets.  If the parties are unable to agree, the matter could ultimately go before a court of law, and a judicial partition could be sought.  These legal proceedings would entail additional expense and delay in completing the sale of the jointly owned mortgage assets.

Members may be liable to our creditors for the amount received from us if we are unable to meet our obligations to third parties.

Under Nevada law, if we are unable to meet our obligations to third parties, then each member who received liquidating distributions could be held liable for payment to our creditors for their pro rata share of the amounts due such creditors.  The liability of any member would be limited to the amount of such liquidating distributions previously received by such member from us.  Accordingly, in such event, a member could be required to return all such distributions received from the Company.  If a member has paid taxes on liquidating distributions previously received, a repayment of all or a portion of such amount could result in a member incurring a net tax cost if the member’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.  Any contingency reserve established by us may not be adequate to cover any expenses and liabilities.  As of December 31, 2009, our total liabilities were approximately $1.0 million.  We intend to establish a reserve to pay all outstanding obligations before the Company is dissolved.  The amount of the reserve may be increased or decreased by our manager based upon its evaluation of the amounts necessary to meet our obligations.

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

As of December 31, 2009, approximately $0.9 million or 16% of our loans were secured by second deeds of trust.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incurred a greater risk when we invested in these types of loans and we may not be able to collect the full amount of our loan and may provide an allowance for the full amount of the loan.  When funded, such loans constituted less than 10% of our loans.  The percentage of our loans in second deeds of trust have increased primarily due to the decrease in loans secured by first deeds of trust through sales, foreclosures and modifications.  As of December 31, 2009, one of our four loans secured by second deeds of trust were considered non-performing.  This non-performing loan totaled $14.0 million, of which our portion is $0.2 million.  In addition, all four of these second position loans had an allowance for loan loss of approximately $18.4 million, of which our portion is approximately $0.6 million.

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

We have and may continue to have difficulty protecting our rights as a secured lender.

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

By becoming the owner of property, we have and may continue to incur additional obligations, which may reduce the amount of funds available for distribution.

We intend to own real property only if we foreclose on a defaulted loan and purchase the property at the foreclosure sale.  Acquiring a property at a foreclosure sale may involve significant costs.  If we foreclose on the security property, we expect to obtain the services of a real estate broker and pay the broker’s commission in connection with the sale of the property.  We may incur substantial legal fees and court costs in acquiring a property through contested foreclosure and/or bankruptcy proceedings.  In addition, significant expenditures, including property taxes, maintenance costs, mortgage payments, insurance costs and related charges, must be made on any property we own regardless of whether the property is producing any income.  See Note F – Real Estate Held for Sale in the notes to the financial statement under Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Our success depends in part upon the continued contributions of Michael V. Shustek, Chief Executive Officer and President of our manager.  We also rely upon Rocio Revollo who functions as the equivalent of our Chief Financial Officer and who has extensive familiarity with the company and our accounting systems.  Ms. Revollo’s services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions, LLC.  If Mr. Shustek were to cease his employment with our manager, or if Ms. Revollo’s services were no longer available through Strategix Solutions, they might be difficult to replace and our operating results could suffer.  Mr. Shustek is not subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on him.  Strategix Solutions has the right to terminate its agreement with our manager on 90 days notice.  Ms. Revollo does not have an employment agreement with Strategix Solutions.

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

Our manager is also the manager of VRM I, and VRM II, companies with investment objectives similar to ours.  Our manager and Mr. Shustek, who indirectly owns a significant majority of our manager, anticipate that they may also sponsor other real estate programs having investment objectives similar to ours.  As a result, our manager and Mr. Shustek may have conflicts of interest in allocating their time and resources between our business and other activities.  During times of intense activity in other programs and ventures, our manager and its key people will likely devote less time and resources to our business than they ordinarily would.  Our Operating Agreement does not specify a minimum amount of time and attention that our manager and its key people are required to devote to our company.  Thus, our manager may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives.

We might incur losses if our manager’s parent defaults on a lease obligation, thereby triggering certain obligations under an outstanding letter of credit.

Vestin Group, the parent of our manager, was previously our tenant in a building we owned in Las Vegas, Nevada.  In connection with the sale of such building, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which may be drawn upon by the Purchaser should Vestin Group default on its lease obligations.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease totaling $0.7 million, as of December 31, 2009.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless in the event that the Purchaser draws upon the letter of credit and we incur an obligation to reimburse the bank which issued the letter of credit.  Nonetheless, a continuation of the dispute between Vestin Group and the Purchaser could result in our suffering losses, which may not be immediately or fully reimbursed.  During June 2009, the Purchaser drew $285,000 from the letter of credit; our manager is required to reimburse us for the full $285,000, before August 2014.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our manager shares office facilities, in Las Vegas, Nevada, with its parent corporation, Vestin Group.  A company wholly owned by our CEO held a majority interest and an unrelated third party held a minority interest in this building until it was sold during December 2009, to an unrelated third party.  Since December 2009, our manager has been leasing this building, on a month-to-month basis, from the purchaser.  Our manager is currently seeking new office facilities that will meet their foreseeable office space needs.

We previously owned an approximately 42,000 square foot office building in Las Vegas, Nevada, that was sold to an unrelated third party in November 2006.  This building is leased to our parent corporation Vestin Group and the lease agreement governing this property expires in August 2014.  We have restricted cash, which relates to a cash deposit held as collateral by a banking institution to support rent payments on this property.  The requirement for the deposit expires at the end of the lease on August 31, 2014.  For a discussion of litigation between Vestin Group and the building owner, see Note N - Legal Matters Involving The Company in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Note M - Legal Matters Involving The Manager and Note N - Legal Matters Involving The Company in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for the trading of units.

Holders

As of March 19, 2010, approximately 504 unit holders held 2,024,424 units in the Company.

Liquidation Distribution Policy

During January 2010, we made an initial liquidating distribution to all Fund Members in the aggregate amount of approximately $1.0 million in accordance with the Plan.  The amount distributed to each Member of the Fund was calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

We anticipate that the liquidation of our real estate loans may take two or more years and the sale of foreclosed properties may take five or more years, with the Dissolution process being substantially completed by the second half of 2014.  There are a number of factors that could delay our anticipated timetable, including the following:

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

See Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

	Balance at December 31,
Vestin Fund III, LLC	2009	2008	2007

Balance Sheet Data:

Investments in real estate loans (net of allowance)	$3,353,000	$7,866,000	$20,825,000
Cash, cash equivalents, certificates of deposits and marketable securities-related party	$2,126,000	$1,844,000	$3,833,000
Cash - restricted	$700,000	$985,000	$985,000
Real estate held for sale	$835,000	$2,734,000	$546,000
Investment in real property (net of depreciation)	$--	$--	$--
Total assets	$7,266,000	$13,447,000	$26,390,000
Long term liabilities	$--	$--	$--
Total liabilities	$1,040,000	$1,187,000	$1,111,000
Members’ equity	$6,226,000	$12,260,000	$25,279,000

	For the Years Ended December 31,
	2009	2008	2007

Income Statement Data:

Revenues	$245,000	$945,000	$2,502,000
Operating expenses	2,234,000	6,385,000	1,323,000

Operating income (loss)	(1,989,000)	(5,440,000)	1,179,000
Non-operating income (loss)	21,000	(1,117,000)	239,000
Loss from real estate held for sale	(2,630,000)	(3,456,000)	(93,000)

Net income (loss)	$(4,598,000)	$(10,013,000)	$1,325,000

Income (loss) from operations per weighted average membership units	$(0.96)	$(2.33)	$0.46
Net income (loss) per weighted average membership units	$(2.21)	$(4.30)	$0.51
Cash distributions per weighted average membership units	$--	$0.30	$0.85
Weighted average membership units	2,079,141	2,330,146	2,579,314

The information in this table should be read in conjunction with the accompanying audited financial statements and notes to the financial statements included elsewhere in this document.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2009, December 31, 2008, and December 31, 2007.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-K and our reports on Form 10-Q, Part I, Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.  In light of the decision in July 2009 to liquidate the Company, our historical operating results should not be viewed as indicative of future operating results.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-K.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in Part I Item 1A Risk Factors of this Annual Report on Form 10-K and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution  (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results should not be viewed as indicative of future results as we implement the Plan.  We currently anticipate that the liquidation will be substantially completed by the second half of 2014.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to any reserve established by our manager.  Our manager intends to establish a reserve to cover our on-going expenses and existing and future obligations.  As of December 31, 2009, our unrestricted cash was approximately $1.9 million.

During January 2010, we made an initial liquidating distribution to all Fund Members in the aggregate amount of approximately $1.0 million in accordance with the Plan.  The amount distributed to each Member of the Fund was calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Our historical operating results were affected primarily by: (i) the amount of capital we invested in real estate loans, (ii) the level of real estate lending activity in the markets we serviced, (iii) the interest rates we were able to charge on our loans and (v) the level of non-performing assets, foreclosures and related loan losses that we experienced.

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of December 31, 2009, we had four loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $2.0 million, net of allowance for loan losses of approximately $1.6 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $2.8 million or 39% of our total assets as of December 31, 2009, as compared to approximately $8.2 million or 61% of our total assets as of December 31, 2008.  At December 31, 2009, non-performing assets consisted of approximately $0.8 million of real estate held for sale and approximately $2.0 million of non-performing loans, net of allowance for loan losses.  One of the real estate held for sale properties generated net income from rentals totaling $6,000 during the year ended December 31, 2009.  None of the other properties held for sale generated net income during such time period.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

We believe that the significant increase in the level of our non-performing assets is a direct result of the continued deterioration of the economy and credit markets.  As the economy has weakened and credit has become more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have otherwise been adversely impacted.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which, until the approval of the Plan entails more lenient underwriting standards and expedited loan approval procedures.  Moreover, declining real estate values in the principal markets in which we operate has in many cases eroded the current value of the security underlying our loans.

We expect that the weakness in the credit markets and the weakness in lending will continue to have an adverse impact upon our markets for the foreseeable future.  This may result in a further increase in defaults on our loans and we might be required to record additional reserves based on decreases in market values or we may be required to restructure loans.  This increase in loan defaults has materially affected our operating results.  For additional information regarding our non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

As of December 31, 2009, our loan-to-value ratio was 81.78%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional marked increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will continue to have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of December 31, 2009, we have provided a specific reserve allowance for three non-performing loans and five performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

As of December 31, 2009, our loans were in the following states: Arizona, California, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

The Year Ended December 31, 2009 Compared To the Year Ended December 31, 2008

Total Revenues:  For the year ended December 31, 2009, total revenues were approximately $0.2 million compared to approximately $0.9 million during the year ended December 31, 2008, a decrease of $0.7 million or 74%.  Revenues were primarily affected by the following factors:

•
Interest income from investments in real estate loans decreased to approximately $191,000 during the year ended December 31, 2009, compared to approximately $925,000 during the same period in 2008.  This decrease is primarily due to the decrease in the balance of our investment in real estate loans and the interest earned on these loans during the year ended December 31, 2009 compared to the year ended December 31, 2008.  In addition, we foreclosed upon five non-performing loans and classified them as real estate held for sale, totaling approximately $2.6 million net of allowance for loan losses approximating $1.9 million.  As of December 31, 2009, our investment in real estate loans was approximately $5.5 million compared to our investment in real estate loans of approximately $13.3 million as of December 31, 2008.  We anticipate this downward trend in interest income to continue as we liquidate the Company pursuant to the Plan, as we will no longer invest in new loans.  Interest income has also been adversely affected by the level of non-performing assets in our portfolio.  We expect all of these factors will continue to have an adverse effect upon our operating results during 2010.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

•
During the year ended December 31, 2009, we recognized a gain related to the pay off of an investment in real estate loan of approximately $51,000.  No similar gain was recognized during the year ended December 31, 2008.

Total Operating Expenses:  For the year ended December 31, 2009, total operating expenses were approximately $2.2 million compared to approximately $6.4 million during the year ended December 31, 2008, a decrease of approximately $4.2 million or 65%.  Expenses were primarily affected by the allowance for loan losses.  During the year ended December 31, 2009, we recognized approximately $1.9 million in provision for loan loss on 12 investments in real estate loans.  For the year ended December 31, 2008, we recognized approximately $5.9 million in provision for loan loss on 16 investments in real estate loans.

Total Non-Operating Income (Loss):  For the year ended December 31, 2009, total non-operating income was $21,000 compared to total non-operating loss of approximately $1.1 million during the year ended December 31, 2008, which was due substantially to the recognition of an other than temporary impairment of our marketable securities-related party, totaling approximately $1.2 million during the year ended December 31, 2008.  We had no similar loss during the same period in 2009.

Total Loss from Real Estate Held for Sale:  For the year ended December 31, 2009, total loss from real estate held for sale was approximately $2.6 million compared to approximately $3.5 million for the year ended December 31, 2008.  The loss from real estate held for sale is mainly due to the write-down on 11 real estate held for sale properties of approximately $2.3 million during the year ended December 31, 2009.  During the year ended December 31, 2008, total write-downs on real estate held for sale was approximately $3.3 million on eight real estate held for sale properties.  In addition, we recorded a net loss on sale of real estate held for sale of approximately $0.2 million on five properties we sold during the year ended December 31, 2009.  For additional information see Note F – Real Estate Held for Sale of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Distributions to Members:  The following is a schedule of distributions made to members for the year ended December 31, 2009 and 2008.

	For the Year Ended December 31,
	2009	2008

Distribution of net income available for distribution	$--	$--
Reduction to working capital due to net loss	--	(1,869,000)
Distribution in excess of net income available for distribution	--	2,558,000
Total distributions	$--	$689,000

Net Income Available for Distributions is a non-GAAP financial measure that is defined in our Operating Agreement as cash flows from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP.  We have presented net income available for distribution because management believes this financial measure is useful and important to members.  Distributions in excess of net income available for distribution will be treated as a return of capital for income tax purposes.  This non-GAAP financial measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.  We compensate for these limitations by relying primarily on our GAAP results and using net income available for distribution only supplementally.

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities.  The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Year Ended December 31,
	2009	2008
Distribution of net income available for distribution	$--	$--
Distribution of working capital	--	689,000
Reductions to working capital	(441,000)	(2,558,000)
Realized net loss on foreclosure of loans	--	2,280,000
Provision of doubtful accounts related to receivables	4,000	28,000
Gain on sale of real estate held for sale	(26,000)	30,000
Loss on sale of real estate held for sale	241,000	38,000
Change in operating assets and liabilities:
Interest receivable	10,000	152,000
Accounts payable	(80,000)	10,000
Due to related parties	(315,000)	66,000
Other assets	--	3,000
Net cash provided (used) by operating activities	$(607,000)	$738,000
Net cash provided by investing activities	$2,325,000	$1,487,000
Net cash used by financing activities	$(1,322,000)	$(3,461,000)

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended December 31, 2009.  Based on this review the value of members’ capital accounts was adjusted from $4.04 per unit to $3.56 per unit, as of January 1, 2010.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions:  At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the SEC pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.  As of December 31, 2009, the total redemptions made from inception were approximately $10.4 million.  For additional information regarding members redemptions, see Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The Year Ended December 31, 2008 Compared To the Year Ended December 31, 2007

Total Revenues:  For the year ended December 31, 2008, total revenues were approximately $0.9 million compared to approximately $2.5 million during the year ended December 31, 2007, a decrease of approximately $1.6 million or 62%.  Revenues were primarily affected by the following factor:

•
Interest income from investments in real estate loans decreased to approximately $0.9 million during the year ended December 31, 2008, compared to approximately $2.5 million during the same period in 2007, primarily due to the increase in non-performing loans during the year ended December 31, 2008, referred to above.  Our revenue is also dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of December 31, 2008, our investment in real estate loans was approximately $13.3 million compared to our investment in real estate loans of approximately $21.9 million as of December 31, 2007.  This decline is largely attributable to the increase in non-performing assets, which has reduced the amount of cash available for investment in new loans and the increase of real estate owned properties acquired through the foreclosures of our investments in real estate loans.

Total Operating Expenses:  For the year ended December 31, 2008, total operating expenses were approximately $6.4 million compared to approximately $1.3 million during the year ended December 31, 2007, an increase of approximately $5.1 million or 383%.

•
Operating expenses increased primarily as a result of the recognition of provisions for loan losses.  During the year ended December 31, 2008, we recognized provisions for loan losses totaling approximately $5.9 million, compared to approximately $1.0 million for the same period in 2007.  During the year ended December 31, 2008, we foreclosed upon seven loans and classified the collateralized properties as real estate held for sale.

Total Non-Operating Income (Loss):  For the year ended December 31, 2008, total non-operating loss was approximately $1.1 million compared to non-operating income of $239,000 during the year ended December 31, 2007, a decline of approximately $1.4 million or 567%.  This decline is mainly due to the recognition of an other than temporary impairment of our marketable securities – related party, totaling approximately $1.2 million, for the year ended December 31, 2008.

Total Loss from Real Estate Held for Sale:  For the year ended December 31, 2008, total losses from real estate held for sale were approximately $3.5 million compared to $93,000 during the year ended December 31, 2007, an increase of approximately $3.4 million or 3,616% due in significant part to the following factor:

•
We wrote down approximately $3.3 million on eight properties held for sale during the year ended December 31, 2008.  These write downs resulted from declining real estate values which adversely impacted the value of the properties we acquired through foreclosure.  As of December 31, 2008, we had seven properties held for sale totaling approximately $2.7 million compared to one property held for sale as of December 31, 2007 totaling approximately $0.5 million.

Distributions to Members:  The following is a schedule of distributions made to members for the years ended December 31, 2008 and 2007.

	For the Years Ended
	12/31/2008	12/31/2007

Distribution of net income available for distribution	$--	$2,193,000
Reduction to working capital due to net loss	(1,869,000)	--
Distribution in excess of net income available for distribution	2,558,000	--
Total distributions	$689,000	$2,193,000

Net Income Available for Distributions is a non-GAAP financial measure that is defined in our Operating Agreement as cash flows from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP.  We have presented net income available for distribution because management believes this financial measure is useful and important to members.  Distributions in excess of net income available for distribution will be treated as a return of capital for income tax purposes.  In addition, cash flows from operations, which are the significant component of net income available for distribution, affected the capital available for investment in new loans.  This non-GAAP financial measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.  We compensate for these limitations by relying primarily on our GAAP results and using net income available for distribution only supplementally.

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities.  The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Years Ended
	12/31/2008	12/31/2007
Distribution of net income available for distribution	$-	$2,193,000
Distribution of working capital	689,000	--
Additions (reductions) to working capital	(2,558,000)	114,000
Realized net loss on foreclosure of loans	2,280,000	--
Provision of doubtful accounts related to receivables	28,000	--
Loss on real estate held for sale	30,000	--
Loss on sale of real estate held for sale	38,000	--
Change in operating assets and liabilities:
Interest receivable	152,000	72,000
Accounts payable	10,000	32,000
Due to related parties	66,000	11,000
Other assets	3,000	3,000
Net cash provided by operating activities	$738,000	$2,425,000
Net cash provided by investing activities	$1,487,000	$4,414,000
Net cash used by financing activities	$(3,461,000)	$(4,940,000)

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended December 31, 2008.  Based on this review the value of members’ capital accounts was adjusted from $7.55 per unit to $5.89 per unit, as of January 1, 2009.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

The Year Ended December 31, 2007 Compared To the Year Ended December 31, 2006

Total Revenues:  For the year ended December 31, 2007, total revenues were $2,502,000 compared to $3,363,000 during the year ended December 31, 2006, a decrease of $861,000 or 26%.  Revenues were primarily affected by the following factors:

•
During the year ended December 31, 2006, we recognized rental income of $944,000 from a building we sold in November 2006.  No comparable income was realized during the year ended December 31, 2007, and as noted above, we will no longer earn rental income.  Approximately $3.0 million of the proceeds from the sale of the building were used for the redemption of membership units during the year ended December 31, 2007.

•
Interest income from investments in real estate loans increased by approximately $67,000.  Our revenue is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of December 31, 2007, our investment in real estate loans was approximately $21.9 million with a weighted average interest rate of 11.89%.  As of December 31, 2006, our investment in real estate loans was approximately $27.0 million with a weighted average interest rate of 11.31%.  In addition, our interest income was affected by the performances of our loans.  During the year ended December 31, 2007, four loans totaling approximately $4.5 million became non-performing.  Increases in non-performing loans will reduce our future revenues.  Compared to the year ended December 31, 2006, four loans totaling approximately $2.2 million became non-performing

Total Operating Expenses:  For the year ended December 31, 2007, total operating expenses were $1,323,000 compared to $1,277,000 during the year ended December 31, 2006, an increase of $46,000 or 4%.  Expenses were primarily affected by the following factors:

•
During the year ended December 31, 2006, we incurred depreciation expense of $204,000 on the building that was sold in November 2006.  No comparable depreciation expense was recorded during the year ended December 31, 2007.

•
Interest expense relating to the note on the building we sold in November 2006, totaled $661,000 which included a defeasance fee of $435,000 on the note payoff for the year ended December 31, 2006.  No comparable interest expense related to the note on the building was recorded during the same period in 2007.

•
During the year ended December 31, 2007, fees paid to our manager also decreased $38,000 or 84%, compared to the same period during 2006.  Our manager was entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  On March 5, 2007, a majority of our members approved the Third Amended and Restated Operating Agreement, which limits our investment objectives to investments in real estate loans.  We sold our real estate investment in November 2006.  In addition, on April 2, 2007, our manager decided to terminate our Distribution Reinvestment Plan effective May 7, 2007, pursuant to Section 8.5 of our Operating Agreement.

•
During the year ended December 31, 2007, these decreases in operating expenses were offset by provisions for loan losses of approximately $953,000.  See “Specific Loan Allowance” in Notes D Investment Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Report Form 10K.  There were no provisions for loan loss recorded during the year ended December 31, 2006.

Non-operating income:  Non-operating income consisted of dividend income from marketable securities-related party and bank interest income.

Total Income (Loss) from Real Estate Held for Sale:  For the year ended December 31, 2007, total loss from real estate held for sale was $93,000 compared to a gain of $2,612,000 for the year ended December 31, 2006.  This decline was primarily due to the following factors:

•
Based on our manager’s estimates, as noted above, our write down on our real estate held for sale totaled $29,000 and expenses related to this property totaled $64,000 for the year ended December 31, 2007.  There were no comparable write-downs related to real estate held for sale during the year ended December 31, 2006 and expenses totaled $12,000.

•	During the year ended December 31, 2006, we recognized a gain on the sale of the building noted above of approximately $2.6 million.

Distributions to Members:  The following is a schedule of distributions made to members for the years ended December 31, 2007 and 2006.

	For the Years Ended December 31,
	2007	2006

Distributions of net income available for distribution	$2,193,000	$2,544,000
Distributions in excess of net income available for distribution generated during the period	--	--
Total distributions	$2,193,000	$2,544,000

Net Income Available for Distributions is a non-GAAP financial measure that is defined in our Operating Agreement as cash flows from operations, less certain reserves, and may exceed net income as calculated in accordance with GAAP.  We have presented net income available for distribution because management believes this financial measure is useful and important to members, as it constitutes the principal factor in determining the amount of distributions we pay to our members.  Distributions in excess of net income available for distribution will be treated as a return of capital for income tax purposes.  In addition, cash flows from operations, which are the significant component of net income available for distribution, affected the capital available for investment in new loans.  This non-GAAP financial measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity.  We compensate for these limitations by relying primarily on our GAAP results and using net income available for distribution only supplementally.

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities.  The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Years Ended December 31,
	2007	2006

Distribution of net income available for distribution	$2,193,000	$2,544,000
Additions to working capital reserves (amount not distributed)	114,000	2,490,000
Gain on sale of building	--	(2,624,000)
Change in operating assets and liabilities:
Interest receivable	72,000	(76,000)
Deferred rent receivable - related party	--	(123,000)
Accounts payable	32,000	(63,000)
Due from Vestin Originations	--	(10,000)
Due to related parties	11,000	26,000
Other assets	3,000	(6,000)
Net cash provided by operating activities	$2,425,000	$2,158,000
Net cash provided by investing activities	$4,414,000	$6,945,000
Net cash used by financing activities	$(4,940,000)	$(9,449,000)

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended December 31, 2007.  Based on this review the value of members’ capital accounts was adjusted from $10.97 per unit to $10.40 per unit.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

CAPITAL AND LIQUIDITY

Liquidity is a measure of a company’s ability to meet potential cash requirements, including ongoing commitments to fund lending activities and general operating purposes.  As a result of the decision to liquidate the Company, we no longer invest in new loans.  Hence, subject to retaining sufficient funds to meet our obligations and conduct wind down operations, all available funds will be paid out to our members.  We do not anticipate the need for hiring any employees, acquiring fixed assets such as office equipment or furniture, or incurring material office expenses during the next twelve months because our manager will manage our affairs.

During the year ended December 31, 2009, net cash flows used in operating activities approximated $0.6 million.  Operating cash flows were adversely impacted by the decrease in interest income of approximately $0.7 million, related to the decrease in our investments in real estate loans during the year ended December 31, 2009, compared to the same period in 2008.  In addition, we incurred approximately $2.3 million in write-downs on real estate held for sale and approximately $1.9 million in provisions for loan losses during the year ended December 31, 2009.  These write-downs and allowances represent the decreases in the fair value of these properties, which are expected to affect the amount of proceeds we will receive from future sales of these assets.  Cash flows related to investing activities consisted of cash provided by loan payoffs, loan sales and sales of real estate held for sale of approximately $2.5 million, and purchases of investment in real estate loans of $0.5 million.  In addition, our restricted cash was reduced by $285,000, which we used to reimburse a bank for a letter of credit that it had drawn upon.  Cash flows used for financing activities consisted of cash used for members’ redemptions of approximately $1.3 million.

At December 31, 2009, we had approximately $1.9 million in unrestricted cash, $0.2 million in marketable securities – related party and approximately $7.3 million in total assets.  We intend to meet short-term working capital needs through a contingency reserve, pursuant to the Plan.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

In addition to the foregoing assets, as of December 31, 2009, we had $0.7 million in restricted cash, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006.  The requirement for the deposit expires at the end of the lease on August 31, 2014.  Vestin Group, the parent of our manager, was previously our tenant in the building we owned in Las Vegas, Nevada.  In connection with the sale of such building, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which may be drawn upon by the Purchaser should Vestin Group default on its lease obligations.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease totaling $0.7 million, as of December 31, 2009.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless in the event that the Purchaser draws upon the letter of credit and we incur an obligation to reimburse the bank, which issued the letter of credit.  During June 2009, the Purchaser drew $285,000 from the letter of credit; our manager is required to reimburse us for the full $285,000, before August 2014.  For a discussion of litigation between Vestin Group and the building owner, see Note N - Legal Matters Involving The Company in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

On January 26, 2010, we made an initial liquidating distribution to all Fund Members in the aggregate amount of approximately $1.0 million in accordance with the Plan.  The amount distributed to each Member of the Fund was calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of December 31, 2009, we had investments in 10 real estate loans with a balance of approximately $5.5 million as compared to investments in 18 real estate loans, as of December 31, 2008, with a balance of approximately $13.3 million.  In accordance with the Plan, we will no longer invest in new loans.

As of December 31, 2009, we had four loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $2.0 million, net of allowance for loan losses of approximately $1.6 million, which does not include the allowances of approximately $0.6 million relating to the decrease in the property value for performing loans as of December 31, 2009.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of December 31, 2009, we have provided a specific reserve related to three non-performing loans and five performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager, totaling approximately $2.2 million.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  As of March 19, 2010, we believe we may continue to experience declining book values in investments in real estate loans and real estate held for sale.

During the year ended December 31, 2009, we foreclosed upon five properties, totaling approximately $2.5 million, net of allowance for loan loss, and classified them as real estate held for sale.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans and Note F – Real Estate Held for Sale of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale totaling approximately $2.0 million and $0.8 million, respectively, as of December 31, 2009, compared to approximately $5.5 million and $2.7 million, respectively, as of December 31, 2008.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our real estate held for sale.

As a commercial real estate lender who was willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during this period of economic slowdown and recession.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, we have had to work with some of our borrowers to either modify, restructure and/or extend their loans in order to keep or restore the loans to performing status.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the year ended December 31, 2009, refer to Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Real Estate Held for Sale

At December 31, 2009, we held nine properties with a total carrying value of approximately $0.8 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  For additional information on our investments in real estate held for sale, refer to Note F – Real Estate Held for Sale of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

As of December 31, 2009, we had no contractual obligations.  See Note J – Notes Payable of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

RELATED PARTY TRANSACTIONS

Prior to July 2, 2009, we may have acquired or sold investments in real estate loans from/to our manager or other related parties.  Pursuant to the terms of our Operating Agreement, such acquisitions and sales were made without any mark up or mark down.  No gain or loss was recorded on these transactions, as it was not our intent to make a profit on the purchase or sale of such investments.  The purpose was generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  From time to time, we may continue to sell performing investments in real estate loans to our manager or other related parties, without any mark up or mark down.  No gain or loss will be recorded on these transactions.  For further information regarding related party transactions, refer to Note G – Related Party Transactions of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at December 31, 2009, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$97,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$483,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$966,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(97,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(483,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(966,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2009, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$55,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$277,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$555,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(55,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(277,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(555,000)

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender, which had invested in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry.  We, our manager, and Vestin Originations generally approved loans more quickly than other real estate lenders and, due to our expedited underwriting process, there is a risk that the credit inquiries we performed did not reveal all material facts pertaining to a borrower and the security.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this accounting standard, fair values for these assets and liabilities were only required be disclosed annually.  This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption.  This accounting standard became effective for us beginning with the quarter ended on June 30, 2009, however, it did not have a material impact on our financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets.  This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets.  In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”).  This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and we do not expect this standard to have a material effect on our financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”).  The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard.  Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE.  It also requires a company to continuously reassess whether it must consolidate a VIE.  Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements.  Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE.  This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and we do not expect this standard to have a material effect on our financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) No. 2009-05 regarding measuring liabilities at fair value.  This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  Under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined.  This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU, and the adoption of this guidance did not have a material impact on the accompanying financial statements.

In December 2009, the FASB issued ASU No. 2009-17 regarding consolidations and improvements to financial reporting by enterprises involved with VIEs.  This ASU changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This statement is effective for us beginning in the first quarter of fiscal 2011 (October 1, 2010).  We are currently assessing the potential impact that the adoption of ASU No. 2009-17 will have on our financial statements.

In January 2010, the FASB issued ASU No. 2010-01 regarding equity and accounting for distributions to shareholders with components of stock and cash.  This ASU addresses the diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate.  Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earning per share (EPS) prospectively.  Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented.  The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance thus eliminating the diversity in practice.  The amendments in this ASU affect entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate.  This ASU is effective for interim and annual periods ending on or after December 15, 2009, and it is to be applied retrospectively.  The adoption of this ASU did not have an impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates.  We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments.  As of December 31, 2009, we do not have a significant amount of debt.

Most of our assets consist of investments in real estate loans.  At December 31, 2009, our aggregate investment in real estate loans was approximately $3.4 million, net of allowance of approximately $2.2 million, with a weighted average effective interest rate of 9.81%.  The weighted average interest rate of 9.81% is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2009, was 7.87%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at December 31, 2009, was 23 months.  All of the outstanding real estate loans at December 31, 2009, were fixed rate loans.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  As of December 31, 2009, none of our loans had a prepayment penalty, although six of our loans, totaling approximately $2.8 million, had an exit fee.  Out of the six loans with an exit fee, two loans, totaling approximately $1.7 million, were considered non-performing as of December 31, 2009.

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

The following table contains information about the investment of real estate loans in our portfolio as of December 31, 2009.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2010 through 2014 and thereafter and separately aggregates the information for all maturities arising after 2013.  The carrying values of these assets approximate their fair value as of December 31, 2009.  See Note K – Fair Value of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

	Interest Earning Assets Aggregated by Maturity at December 31, 2009
Interest Earning Assets	2010	2011	2012	2013	2014	Thereafter	Total
	(a)
Investments In Real Estate Loans	$4,539,000	$1,008,000	$--	$--	$--	$--	$5,547,000

Weighted Average Interest Rates	11.10%	3.99%	--%	--%	--%	--%	9.81%

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to December 31, 2009.

At December 31, 2009, we also had approximately $2.1 million invested in cash and marketable securities – related party (VRM II).  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Vestin Fund III, LLC:

We have audited the accompanying balance sheets of Vestin Fund III, LLC (“the Company”) as of December 31, 2009 and 2008, and related statements of operations, members’ equity and other comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund III, LLC as of December 31, 2009 and 2008, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein

/s/ Frazer Frost, LLP (Successor entity of Moore Stephens Wurth Frazer and Torbet, LLP.  See Form 8-K filed on January 7, 2010.)

Brea, California
March 19, 2010

FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	December 31, 2009	December 31, 2008

Assets
Cash and cash equivalents	$1,880,000	$1,484,000
Cash - restricted	700,000	985,000
Marketable securities - related party	246,000	360,000
Interest and other receivables, net of allowance for doubtful accounts of $12,000 at December 31, 2009 and $25,000 at December 31, 2008	4,000	18,000
Notes receivable, net of allowance of $156,000 at December 31, 2009 and $0 at December 31, 2008	--	--
Real estate held for sale	835,000	2,734,000
Investment in real estate loans, net of allowance for loan loss of $2,194,000 at December 31, 2009 and $5,446,000 at December 31, 2008	3,353,000	7,866,000
Due from related parties	248,000	--

Total assets	$7,266,000	$13,447,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$55,000	$135,000
Due to related parties	--	67,000
Deferred income	985,000	985,000

Total liabilities	1,040,000	1,187,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at December 31, 2009, and 2,248,825 units issued and outstanding at December 31, 2008	6,424,000	12,344,000
Accumulated other comprehensive loss	(198,000)	(84,000)

Total members' equity	6,226,000	12,260,000

Total liabilities and members' equity	$7,266,000	$13,447,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

	For the Year Ended
	12/31/2009	12/31/2008	12/31/2007

Revenues
Interest income from investment in real estate loans	$191,000	$925,000	$2,477,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	51,000
Other	3,000	20,000	25,000
Total revenues	245,000	945,000	2,502,000

Operating expenses
Management fees - related party	--	--	7,000
Interest expense	3,000	--	119,000
Provision for loan loss	1,902,000	5,945,000	953,000
Professional fees	240,000	278,000	190,000
Professional fees - related party	29,000	7,000	10,000
Provision for doubtful accounts related to receivable	4,000	29,000	--
Loan fees - related party	--	56,000	--
Other	56,000	70,000	44,000
Total operating expenses	2,234,000	6,385,000	1,323,000

Income (loss) from operations	(1,989,000)	(5,440,000)	1,179,000

Non-operating income (loss)
Interest income from banking institutions	21,000	65,000	95,000
Dividend income - related party	--	56,000	144,000
Loss on sale of investment in real estate loan	--	(30,000)	--
Impairment of marketable securities - related party	--	(1,208,000)	--
Total non-operating income (loss), net	21,000	(1,117,000)	239,000

Income (loss) from real estate held for sale
Income related to real estate held for sale	6,000	--	--
Net loss on sale of real estate held for sale	(215,000)	(38,000)	--
Write-down of real estate held for sale	(2,255,000)	(3,287,000)	(29,000)
Expenses related to real estate held for sale	(166,000)	(131,000)	(64,000)
Total loss from real estate held for sale	(2,630,000)	(3,456,000)	(93,000)

NET INCOME (LOSS)	$(4,598,000)	$(10,013,000)	$1,325,000

Net income (loss) allocated to members	$(4,598,000)	$(10,013,000)	$1,325,000

Net income (loss) allocated to members per weighted average membership unit	$(2.21)	$(4.30)	$0.51

Weighted average membership units	2,079,141	2,330,146	2,579,314

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

	Units	Amount
Members' equity at December 31, 2006	2,775,376	$29,417,000

Comprehensive income:

Net income		1,325,000
Unrealized loss on marketable securities		(523,000)

Total comprehensive income		802,000

Distributions		(2,193,000)

Reinvestments of distributions	25,602	282,000

Members' redemptions	(275,417)	(3,029,000)

Members' equity at December 31, 2007	2,525,561	$25,279,000

Comprehensive loss:

Net loss		(10,013,000)
Recognition of unrealized loss on marketable securities – related party		539,000
Unrealized loss on marketable securities		(84,000)

Total comprehensive loss		(9,558,000)

Distributions		(689,000)

Members' redemptions	(276,736)	(2,772,000)

Members' equity at December 31, 2008	2,248,825	$12,260,000

Comprehensive loss:

Net loss		(4,598,000)

Unrealized loss on marketable securities		(114,000)

Total comprehensive loss		(4,712,000)

Members' redemptions	(224,401)	(1,322,000)

Members' equity at December 31, 2009	2,024,424	$6,226,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

	For the Year Ended
	12/31/09	12/31/08	12/31/07
Cash flows from operating activities:
Net income (loss)	$(4,598,000)	$(10,013,000)	$1,325,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts related to receivable	4,000	29,000	--
Provision for loan loss	1,902,000	5,945,000	953,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	51,000	--	--
Loss on sale of investment in real estate loan	--	30,000	--
Write-downs on real estate held for sale	2,255,000	3,287,000	29,000
Gain on sale of real estate held for sale	(26,000)	--	--
Loss on real estate held for sale	241,000	38,000	--
Impairment of marketable securities - related party	--	1,208,000	--
Amortized interest income	--	(16,000)	--
Change in operating assets and liabilities:
Interest receivable	10,000	151,000	72,000
Accounts payable and accrued liabilities	(80,000)	10,000	32,000
Due to related parties	(315,000)	66,000	11,000
Other assets	--	3,000	3,000
Net cash provided by (used in) operating activities	$(556,000)	$738,000	$2,425,000

Cash flows from investing activities:
Investments in real estate loans	--	(696,000)	(5,456,000)
Purchase of investments in real estate loans from VRM II	(500,000)	--	(1,154,000)
Proceeds from loan payoff	459,000	1,878,000	9,131,000
Sale of investments in real estate loans to:
VRM II	--	--	1,300,000
Third parties	557,000	102,000	1,400,000
Purchase of marketable securities - related party	--	--	(807,000)
Proceeds related to real estate held for sale	1,473,000	203,000	--
Changes in restricted cash	285,000	--	--
Net cash provided by investing activities	$2,274,000	$1,487,000	$4,414,000

Cash flows from financing activities:
Proceeds from note payable	45,000	--	--
Payments on notes payable	(45,000)	--	--
Members' redemptions	(1,322,000)	(2,772,000)	(3,029,000)
Members' distributions, net of reinvestments	--	(627,000)	(1,751,000)
Members' distributions - related party	--	(62,000)	(160,000)
Net cash used in financing activities	$(1,322,000)	$(3,461,000)	$(4,940,000)

NET CHANGE IN CASH	396,000	(1,236,000)	1,899,000

Cash, beginning of period	1,484,000	2,720,000	821,000

Cash, end of period	$1,880,000	$1,484,000	$2,720,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended
	12/31/09	12/31/08	12/31/07

Supplemental disclosures of cash flows information:
Interest paid during the period	$3,000	$--	$119,000

Non-cash investing and financing activities:
Adjustment to allowance for loan losses related to sale and payment of investment in real estate loan	$3,197,000	$144,000	$--
Adjustment to interest receivable and related allowance associated with sale of investment in real estate loan	$15,000	$3,000	$--
Impairment on restructured loan reclassified to allowance for loan loss	$30,000	$--	$--
Loan rewritten with same or similar collateral	$451,000	$586,000	$3,219,000
Allowance for notes receivable related to final payment of investments in real estate loans	$156,000	$--	$--
Payoff of loans funded through secured borrowings	$--	$--	$4,430,000
Real estate held for sale acquired through foreclosure	$2,495,000	$5,716,000	$--
Recognition of unrealized loss on marketable securities – related party	$--	$539,000	$--
Unrealized loss on marketable securities - related party	$114,000	$84,000	$523,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE A — ORGANIZATION

Vestin Fund III, LLC was organized in April 2003 as a Nevada limited liability company for the purpose of investing in commercial real estate loans (hereafter referred to as “real estate loans”) and income-producing real property.  In this report, we refer to Vestin Fund III, LLC as “the Company,” “our Company,” the “Fund,” “we,” “us,” or “our”.

We commenced operations in February 2004.  Prior to March 2007, we invested in revenue-generating commercial real estate and loans secured by real estate through deeds of trust or mortgages (hereafter referred to collectively as “deeds of trust” and as defined in our Operating Agreement as “Mortgage Assets”).  On March 5, 2007, a majority of our members approved the Third Amended and Restated Operating Agreement, which limited the Company’s investment objectives to investments in real estate loans.

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to any reserve established by our manager.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

During January 2010, we made an initial liquidating distribution to all Fund Members in the aggregate amount of approximately $1.0 million in accordance with the Plan.  The amount distributed to each Member of the Fund was calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.

Our manager is Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”), a Nevada corporation, which is a significant majority owned subsidiary of Vestin Group, Inc. (“Vestin Group”), a Delaware corporation.  Michael Shustek, the CEO and director of our manager, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”) that has continued the business of brokerage, placement and servicing of real estate loans.  Vestin Originations is a significant majority owned subsidiary of Vestin Group.  On September 1, 2007, the servicing of real estate loans was assumed by our manager, for us.

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC, (“Fund I”) and Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC, (“Fund II).  These entities have been formed to invest in real estate loans.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and VRM II.  The CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was an officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same individuals, who previously provided accounting and financial reporting services to us as employees of our manager, will continue to perform such duties as employees of Strategix Solutions.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

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

Restricted Cash

We have restricted cash, which relates to a cash deposit held as collateral by a banking institution for an irrevocable stand by letter of credit to support rent payments on the property we sold during November 2006.  The requirement for the deposit expires at the end of the lease on August 31, 2014.  For a discussion of litigation between Vestin Group and the building owner, see Note N - Legal Matters Involving The Company.

Revenue Recognition

Interest is recognized as revenue on performing loans when earned according to the terms of the loans, using the effective interest method.  We do not accrue interest income on loans once they are determined to be non-performing.  A loan is non-performing when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due.  Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction.  Interest is recognized on impaired loans on the cash basis method.

Deferred Revenue Recognition

Deferred revenue supports the amount of sales proceeds withheld on a sale of our property during November 2006, which we were required to establish an irrevocable stand by letter of credit which expires August 31, 2014.  Revenue will be recognized at the expiration of the lease referred to above or when restricted cash is received.  For discussion of litigation between Vestin Group and the building owner, see Note N – Legal Matters Involving The Company.

Investments in Real Estate Loans

Prior to July 2, 2009, we may have, from time to time, acquired or sold investments in real estate loans from or to our manager or other related parties pursuant to the terms of our Operating Agreement without a premium.  The primary purpose was to either free up capital to provide liquidity for various reasons, such as loan diversification, or place excess capital in investments to maximize the use of our capital.  Selling or buying loans allowed us to diversify our loan portfolio within these parameters.  Due to the short-term nature of the loans we made and the similarity of interest rates in loans we normally would invest in, the fair value of a loan typically approximated its carrying value.  Accordingly, discounts or premiums typically did not apply upon sales of loans and therefore, generally no gain or loss is recorded on these transactions, regardless of whether to a related or unrelated party.

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

Classification of Operating Results from Real Estate Held for Sale

Generally, operating results and cash flows from long-lived assets held for sale are to be classified as discontinued operations as a separately stated component of net income.  Our operations related to real estate held for sale are separately identified in the accompanying statements of operations.

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of December 31, 2009.  All securities are classified as available-for-sale.

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

Segments

We operate as one business segment.

Income Taxes

Limited liability companies (“LLCs”) are not liable for federal or state income taxes and, therefore, no provision for income taxes is made in the accompanying financial statements.  Rather, a proportionate share of the LLC’s income, deductions, credits and tax preference items are reported to the individual members for inclusion in their tax returns.

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash, marketable securities related party and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of December 31, 2009 and December 31, 2008, we had approximately $2.3 million and $1.7 million, respectively, in excess of the federally-insured limits.

As of December 31, 2009, 40%, 27%, and 25% of our loans were in Nevada, Oregon and California, respectively, compared to 40%, 20% and 11% at December 31, 2008, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At December 31, 2009 and December 31, 2008, the loan to our largest borrower represented 27.4% and 11.4%, respectively, of our total investment in real estate loans.  When funded in December 2007, this loan constituted approximately 7.0% of our total investment in real estate loans.  The percentage of this loan increased due to the decrease in other loans through payments, sales, foreclosures and modifications.  This commercial property real estate loan is located in Oregon with a first lien position and has an outstanding balance of approximately $1.5 million.  As of December 31, 2009, this loan was considered non-performing.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

A borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash.  With the weakened economy, credit continues to be difficult to obtain and as such, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  In addition, an increase in interest rates over the loan rate applicable at origination of the loan may have an adverse effect on our borrower’s ability to refinance.

Common Guarantors

As of December 31, 2008, we had two loans totaling approximately $2.7 million, representing approximately 20.1% of our portfolio’s total value, had a common guarantor.  Both loans were considered non-performing as of December 31, 2008.  During the year ended December 31, 2009, we sold one of the loans with this guarantor for no gain or loss.  As of December 31, 2009, we had one loan totaling approximately $1.5 million, representing approximately 27.4% of our portfolio’s total value, remaining with this guarantor.  This loan was considered non-performing as of December 31, 2009.

As of December 31, 2009, three loans totaling approximately $0.9 million, representing approximately 16.7% of our portfolio’s total value, had a common guarantor.  One of the three loans, totaling approximately $0.1 million, was secured by a second lien position.  All three loans were considered performing as of December 31, 2009.  As of December 31, 2008, five loans totaling approximately $1.7 million, representing approximately 13.1% of our portfolio’s total value, were with the same common guarantor.  All five loans were considered performing as of December 31, 2008.  In July 2009, our manager negotiated the payoff of two such loans for approximately the loan amount net of allowance for loan losses plus accrued interest and two 60-month promissory notes executed by the borrower and guaranteed by the main principal, totaling approximately $2.7 million, of which our portion was $156,000.  In addition, during July 2009, our manager modified the remaining loans whereby interest payments are payable monthly at 3.0%, beginning July 2009, and accrued at 5.0% payable at the maturity of the loan.  Interest on these loans will be recorded as interest income when cash is collected.

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

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2009 and December 31, 2008, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we invested in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2009, we had no investments in real estate loans that had interest reserves.  At December 31, 2008, we had approximately $1.1 million in investments in real estate loans that had interest reserves where the total outstanding principal due to our co-lenders and us was approximately $24.0 million.  These loans had interest reserves of approximately $1.5 million, of which our portion was $35,000.

Loan Portfolio

As of December 31, 2009, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 3% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of December 31, 2009, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	7	$4,288,000	11.28%	77.30%	78.10%
Construction	2	808,000	3.00%	14.57%	100.00%
Land	1	451,000	8.00%	8.13%	78.54%
Total	10	$5,547,000	9.81%	100.00%	81.78%

Investments in real estate loans as of December 31, 2008, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	10	$7,815,000	11.24%	58.71%	95.54%
Construction	4	1,622,000	10.50%	12.18%	102.60%
Land	4	3,875,000	12.31%	29.11%	94.76%
Total	18	$13,312,000	11.46%	100.00%	96.60%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2009 and December 31, 2008, was 7.87% and 10.40%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of December 31, 2009 and December 31, 2008:

Loan Type	Number of Loans	December 31, 2009 Balance *	Portfolio Percentage	Number of Loans	December 31, 2008 Balance *	Portfolio Percentage

First deeds of trust	6	$4,678,000	84.33%	14	$12,326,000	92.59%
Second deeds of trust	4	869,000	15.67%	4	986,000	7.41%
Total	10	$5,547,000	100.00%	18	$13,312,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2009:

Non-performing and past due loans (a)	$3,571,000
January 2010 – March 2010 (b)	850,000
April 2010 – June 2010	--
July 2010 – September 2010	--
October 2010 – December 2010	118,000
January 2011 – March 2011	808,000
April 2011 – June 2011	--
July 2011 – September 2011	--
October 2011 – December 2011	200,000
Thereafter	--

Total	$5,547,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to December 31, 2009.
(b)	These loans have been or are in the process of being extended subsequent to March 19, 2010.

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2009 and December 31, 2008:

	December 31, 2009 Balance *	Portfolio Percentage	December 31, 2008 Balance *	Portfolio Percentage

Arizona	$200,000	3.60%	$2,672,000	20.07%
California	1,400,000	25.24%	1,400,000	10.52%
Nevada	2,227,000	40.15%	5,370,000	40.34%
Oklahoma	--	--%	1,000,000	7.51%
Oregon	1,520,000	27.40%	2,670,000	20.06%
Texas	200,000	3.61%	200,000	1.50%
Total	$5,547,000	100.00%	$13,312,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets.

	December 31, 2009 Balance (a)	December 31, 2008 Balance (a)
Balance per loan portfolio	$5,547,000	$13,312,000
Less:
Allowance for loan losses (b)	(2,194,000)	(5,446,000)
Balance per balance sheet	$3,353,000	$7,866,000

(a)
As of December 31, 2008, a commercial loan included an impairment reserve, applied to the loan balance, of $30,000.  During March 2009, the impairment reserve for this loan was reclassified to its existing allowance for loan losses.  On August 31, 2009, we, VRM I, and VRM II, foreclosed on this commercial loan and classified it as real estate held for sale.

(b)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of December 31, 2009, we had four loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $2.0 million, net of allowance for loan losses of approximately $1.6 million, which does not include the allowances of approximately $0.6 million relating to performing loans as of December 31, 2009.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  At December 31, 2009, the following loans were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2009	Allowance for Loan Losses	Net Balance at December 31, 2009

Commercial	3	$3,120,000	$(1,551,000)	$1,569,000
Land	1	451,000	--	451,000
Total	4	$3,571,000	$(1,551,000)	$2,020,000

•
Commercial – As of December 31, 2009, three of our seven commercial loans were considered non-performing.  The outstanding balance on the three non-performing loans was $36.0 million, of which our portion is approximately $3.1 million.  As of December 31, 2009, these loans have been non-performing from 10 to 19 months.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees if necessary.  As of December 31, 2009, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $27.5 million, of which our portion is approximately $1.6 million.

•
Land – As of December 31, 2009, our only land loan was considered non-performing.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $3.2 million, of which our portion is approximately $0.5 million.  As of December 31, 2009, this loan has been considered non-performing for the last 3 months.  Our manager has commenced foreclosure proceedings on this loan.  As of December 31, 2009, based on our manager’s evaluation and an updated appraisal, obtained by our manager during the year, our manager has not provided a specific allowance for this loan.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of December 31, 2009, we have provided a specific reserve allowance for three non-performing loans and five performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of December 31, 2009 and December 31, 2008:

	As of December 31, 2009
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$451,000	$--	$451,000
Non-performing loans – related allowance	3,120,000	(1,551,000)	1,569,000
Subtotal non-performing loans	3,571,000	(1,551,000)	2,020,000

Performing loans – no related allowance	499,000	--	499,000
Performing loans – related allowance	1,477,000	(643,000)	834,000
Subtotal performing loans	1,976,000	(643,000)	1,333,000

Total	$5,547,000	$(2,194,000)	$3,353,000

*           Please refer to Specific Reserve Allowances above.

	As of December 31, 2008
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$1,813,000	$--	$1,813,000
Non-performing loans – related allowance	8,422,000	(4,777,000)	3,645,000
Subtotal non-performing loans	10,235,000	(4,777,000)	5,458,000

Performing loans – no related allowance	400,000	--	400,000
Performing loans – related allowance	2,677,000	(669,000)	2,008,000
Subtotal performing loans	3,077,000	(669,000)	2,408,000

Total	$13,312,000	$(5,446,000)	$7,866,000

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

Specific Reserve Allowances

The following table is a roll-forward of the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 by loan type.

Loan Type	Balance at 12/31/06	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 12/31/07

A / D	$--	$255,000	$--	$--	$--	$255,000
Commercial	--	663,000	--	--	--	663,000
Construction	--	--	--	--	--	--
Land	73,000	35,000	--	--	--	108,000
Total	$73,000	$953,000	$--	$--	$--	$1,026,000

Loan Type	Balance at 12/31/07	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 12/31/08

A D	$255,000	$839,000	$--	$--	$(1,094,000)	--
Commercial	663,000	2,765,000	(144,000)	--	--	$3,284,000
Construction	--	222,000	--	--	--	222,000
Land	108,000	2,072,000	--	--	(240,000)	1,940,000
Total	$1,026,000	$5,898,000	$(144,000)	$--	$(1,334,000)	$5,446,000

* The difference between the specific reserve allocation of $5,898,000 shown above and the $5,945,000 on the statement of operations is $47,000.  During the year ended December 2008, we recognized an impairment on a commercial loan for $47,000, related to the restructuring of this loan.  This impairment was applied directly to the loan balance.

Loan Type	Balance at 12/31/08	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 12/31/09

Commercial	$3,284,000	$1,531,000	$(1,791,000)	$(93,000)	$(990,000)	$1,941,000
Construction	222,000	359,000	--	(328,000)	--	253,000
Land	1,940,000	42,000	(985,000)	--	(997,000)	--
Total	$5,446,000	$1,932,000	$(2,776,000)	$(421,000)	$(1,987,000)	$2,194,000

* The difference between the specific reserve allocation of $1,932,000 shown above and the $1,902,000 on the statement of operations is $30,000.  As of December 31, 2008, a commercial loan, mentioned above, included an impairment reserve, applied to the loan balance, of $30,000.  During March 2009, the impairment reserve for this loan was reclassified to its existing allowance for loan loss.

•
Commercial – As of December 31, 2009, six of our seven commercial loans had a specific reserve allowance totaling approximately $31.9 million, of which our portion is approximately $1.9 million.  The outstanding balance on these six loans was approximately $63.9 million, of which our portion was $3.8 million.

•
Construction – As of December 31, 2009, our two construction loans did not have a specific reserve allowance.  The outstanding balance on these two loans was approximately $14.4 million, of which our portion is $0.8 million.

•	Land – As of December 31, 2009, our land loan did not have a specific reserve allowance. The outstanding balance on this loan was approximately $3.2 million, of which our portion is $0.5 million.

As of December 31, 2009, our manager had granted extensions on five loans, totaling approximately $56.4 million, of which our portion was approximately $2.8 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to their extension, one of the five loans became non-performing.  The loan, which became non-performing after its extension, had a total principal amount at December 31, 2009, of $16.0 million, of which our portion is $1.4 million.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2009, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.84% of their total outstanding common stock.

We evaluated our investment in VRM II’s common stock and determined there was an other-than-temporary impairment as of September 30, 2008.  Based on this evaluation we impaired our investment to its fair value, as of September 30, 2008, to $3.89 per share.

As of December 31, 2009, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss since September 30, 2008.  Based on that evaluation and our ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider our investment in VRM II to be other-than-temporarily impaired at December 31, 2009.  During the year ended December 31, 2009, the trading price for VRM II’s common stock ranged from $1.54 to $3.62 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At December 31, 2009, we held nine properties with a total carrying value of approximately $0.8 million, which were acquired through foreclosure and recorded as investments in real estate held for sale (“REO”).  One of these properties generated net income from rentals during the year ended December 31, 2009, totaling $6,000.  Expenses incurred during the year ended December 31, 2009, related to our REO totaled approximately $2.6 million.  These expenses included approximately $2.3 million in write-downs on REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  Set forth below is a roll-forward of REO during the year ended December 31, 2009:

Description	Balance at 12/31/08	Acquisitions Through Foreclosure	Write Downs	Cash Reductions	Seller Financed / New Loan	Net Cash Proceeds on Sales	Net Loss on Sale of Real Estate	Balance at 12/31/09

Land	$2,320,000	$1,697,000	$(2,080,000)	$--	$(451,000)	$(604,000)	$(166,000)	$716,000

Residential Building	414,000	799,000	(175,000)	--	--	(870,000)	(49,000)	119,000

Total	$2,734,000	$2,496,000	$(2,255,000)	$--	$(451,000)	$(1,474,000)	$(215,000)	$835,000

Land

As of December 31, 2009, we held six REO properties, classified as Land, totaling approximately $0.7 million.  These properties were acquired between December 2006 and December 2009 and consist of commercial land and residential land.  During the year ended December 31, 2009, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals these properties were written down approximately $2.1 million.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

•
Commercial Land – During the year ended December 31, 2009, we wrote down our commercial land properties approximately $1.3 million.  In addition, during the year ended December 31, 2009, we, VRM I and VRM II sold three commercial land properties to unrelated third parties for a total of approximately $6.8 million, of which our portion was approximately $1.1 million, resulting in a total net loss of approximately $0.2 million.  As of December 31, 2009, we held two properties located in Nevada, and Texas totaling approximately $0.2 million.

•
Residential Land – During the year ended December 31, 2009, we wrote down our residential land properties approximately $0.8 million.  As of December 31, 2009, we held four properties located in Arizona, California and Nevada totaling approximately $0.5 million.  On January 15, 2010, one property located in Nevada was sold to an unrelated third party for its approximate book value of $1.3 million, of which our portion was approximately $0.1 million.  No gain or loss was associated with this property.

Residential Building

As of December 31, 2009, we held three REO properties, classified as Residential Building, totaling approximately $0.1 million.  These properties were acquired between December 2006 and August 2009 and consist of single-family residences and residential apartment /condos.  During the year ended December 31, 2009, our manager continually evaluated the carrying value of our Residential Building REO properties, and based on its estimates and updated appraisals, these properties were written down approximately $0.2 million.

•	Single Family Residence Properties – We held one property located in California totaling $6,000 as of December 31, 2009. During the year ended December 31, 2009, we did not write-down this property.

•
Residential Apartment /Condo – During the year ended December 31, 2009, we wrote down two of our residential apartment/condo properties approximately $0.2 million.  In addition, during the year ended December 31, 2009, we, VRM I and VRM II sold two residential apartment/condo properties to unrelated third parties for a total of approximately $13.9 million, of which our portion was approximately $0.9 million, resulting in a total net loss of $49,000.  As of December 31, 2009, we held two properties located in Nevada totaling approximately $0.1 million.

NOTE G — RELATED PARTY TRANSACTIONS

Prior to July 2, 2009, we may have acquired or sold investments in real estate loans from/to our manager or other related parties.  Pursuant to the terms of our Operating Agreement, such acquisitions and sales were made without any mark up or mark down.  No gain or loss was recorded on these transactions, as it was not our intent to make a profit on the purchase or sale of such investments.  The purpose was generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  From time to time, we may continue to sell performing investments in real estate loans to our manager or other related parties, without any mark up or mark down.  No gain or loss will be recorded on these transactions.

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  For the year ended December 31, 2007, we recorded fees to our manager of $7,000.  No management fees were recorded during the year ended December 31, 2009 and 2008.

We paid pro rata distributions owed to our manager totaling $0, $15,000 and $46,000, during the years ended December 31, 2009, 2008 and 2007, respectively, based upon 54,863 units owned by our manager.

In connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which may be drawn upon by the Purchaser should Vestin Group default on its lease obligations.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease totaling approximately $0.7 million, as of December 31, 2009.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless in the event that the Purchaser draws upon the letter of credit and we incur an obligation to reimburse the bank that issued the letter of credit.  During June 2009, the Purchaser drew approximately $0.3 million from the letter of credit; our manager is required to reimburse us for the $0.3 million before August 2014.  For a discussion of litigation between Vestin Group and the building owner, see Note N - Legal Matters Involving The Company in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

On March 6, 2009, we, VRM I, and VRM II completed the sale of 105 of the 106 units in a residential apartment /condo property in Nevada, to an unrelated third party; the remaining unit is held for sale.  In accordance with our Operating Agreement, we, VRM I, and VRM II paid our manager an administrative fee of $282,000, shared pro-rata among us, VRM I, and VRM II.  During September 2008, we, VRM I, and VRM II sold a residential building property in Nevada, to an unrelated third party.  As part of the sale, we, VRM I, and VRM II paid our manager an administrative fee of $46,000, shared pro-rata between us, VRM I, and VRM II.  No similar transactions took place during the year ended December 31, 2007.

As of December 31, 2009, we had receivables from our manager totaling approximately $0.3 million, primarily related to the withdrawal of the letter of credit referred to above.  As of December 31, 2008, we owed our manager $58,000, primarily related to loan extension fees.

Transactions with Other Related Parties

As of December 31, 2009, 2008 and 2007, we owned 114,117 common shares of VRM II, representing approximately 0.84%, 0.83% and 0.77%, respectively, of their total outstanding common stock.  For the years ended December 31, 2009, 2008 and 2007, we recorded $0, $56,000 and $144,000, respectively, in dividend income based on the number of shares we held on the dividend record dates.

During the year ended December 31, 2009, we bought approximately $0.5 million in real estate loans from VRM II.  During the year ended December 31, 2007, we sold $1.3 million in real estate loans to VRM II and purchased approximately $1.2 million in real estate loans from VRM II.  No gain or loss resulted from these transactions.  During the year ended December 31, 2008, we had no similar transactions with VRM II.

As of December 31, 2009, we owed VRM II $33,000.  As of December 31, 2008, we owed VRM II $9,000.

As of December 31, 2009, we owed VRM I $1,000.  As of December 31, 2008, we did not have a balance due to or due from VRM I.

As of December 31, 2009, 2008 and 2007, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.72%, 1.55% and 1.38%, respectively, of our total membership units.  We did not pay pro rata distributions to inVestin during the year ended December 31, 2009.  We paid pro rata distributions owed to inVestin totaling $10,000 and $29,000, during the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2009, 2008 and 2007, Shustek Investments, a company wholly owned by our manager’s CEO, owned 200,000, 160,857 and 110,349, respectively of our membership units representing approximately 9.88% and 7.15% and 4.37%, respectively, of our total membership units.  We paid pro rata distributions owed to Shustek Investments totaling $0, $37,000 and $85,000, during the years ended December 31, 2009, 2008 and 2007, respectively, based upon units owned by Shustek Investments.

During the years ended December 31, 2009, 2008 and 2007, we incurred $29,000, $7,000 and $10,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.

NOTE H — MEMBERS’ EQUITY

Allocations and Distributions

In accordance with our Operating Agreement, profits, gains and losses are to be credited to and charged against each member’s capital account in proportion to their respective capital accounts as of the close of business on the last day of each calendar month.

Distributions were paid monthly to members; however, on August 27, 2008, we suspended payment of distributions as a result of our current losses.  For the years ended December 31, 2009, 2008 and 2007, distributions to members were approximately $0, $0.7 million and $2.2 million.

Contingency Reserve

In accordance with the Plan, we will establish a contingency reserve for the payment of ongoing expenses, any contingent liabilities or to account for loan or other investment losses.  Our manager will have the discretion to increase or decrease the amount of the reserve, but will ensure that the reserve is adequate to pay our outstanding obligations.  The amount of the contingency reserve will be based upon estimates and opinions of our manager or through consultation with an outside expert, if our manager determines that it is advisable to retain such expert.  In determining the size of the reserve, our manager will review among other things, the value of our non-performing assets and the likelihood of repayment, our estimated contingent liabilities and our estimated expenses, including without limitation, estimated professional, legal and accounting fees, rent, payroll and other taxes, miscellaneous office expenses, facilities costs and expenses accrued in our financial statements.

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended December 31, 2009.  Based on this review the value of members’ capital accounts was adjusted from $4.04 per unit to $3.56 per unit, as of January 1, 2010.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

Redemption Limitation

In accordance with the Plan, our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

NOTE I — NOTES RECEIVABLE

During July 2009, we, VRM I, and VRM II entered into a promissory note, totaling approximately $1.4 million, of which our portion is $82,000, with the borrowers of a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of approximately $0.3 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $0.2 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $82,000 was fully reserved as of December 31, 2009.

During July 2009, we, VRM I, and VRM II entered into a promissory note, totaling approximately $1.3 million, of which our portion is $74,000, with the borrowers of a construction loan, as part of the repayment of the loan.  In addition, we received a principal pay off on the loan of approximately $0.2 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $0.2 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $74,000 was fully reserved as of December 31, 2009.

NOTE J — NOTES PAYABLE

During May 2009, we, VRM I, and VRM II, mortgaged a residential apartment building held for sale for approximately $3.2 million, of which our portion was approximately $0.3 million.  Interest, loan fees and property taxes related to the mortgage totaled $234,000, of which our portion was $20,000.  These funds were borrowed to help meet short-term cash needs; the mortgage was paid in full during June 2009, as part of the sale of the residential apartment building.

During April and May 2009, we, VRM I, and VRM II borrowed $225,000, of which our portion was $45,000, secured by commercial land held for sale.  The maturity terms of the notes were six and 12 months with an annual interest rate of 12%.  The notes required monthly interest only payments and principal due at maturity.  On August 6, 2009, we, VRM I, and VRM II sold the commercial land for approximately $1.0 million, resulting in a gain of $9,000, of which our portion was $2,000.  The borrowed funds were used to help meet short-term cash needs and the note was paid in full during August 2009.

NOTE K — FAIR VALUE

As of December 31, 2009, financial assets and liabilities, utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets as of December 31, 2009, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2009	Carrying Value on Balance Sheet at 12/31/2009
Assets
Investment in marketable securities - related party	$246,000	$--	$--	$246,000	$246,000
Investment in real estate loans	$--	$--	$3,291,000	$3,291,000	$3,353,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from September 30, 2009 to December 31, 2009.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of September 30, 2009 and December 31, 2009.

Investment in real estate loans

Balance on September 30, 2009	$4,290,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(387,000)
Purchase and additions of assets
Transfer of real estate loans to real estate held for sale	(293,000)
Transfer of allowance on real estate loans to real estate held for sale	42,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(1,267,000)
Reduction of allowance for loan losses related to sales an d payments of investment in real estate loans	884,000
Temporary change in estimated fair value based on future cash flows	22,000
Transfer to Level 1	--
Transfer to Level 2	--

Balance on December 31, 2009, net of temporary valuation adjustment	$3,291,000

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this accounting standard, fair values for these assets and liabilities were only required be disclosed annually.  This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption.  This accounting standard became effective for us beginning with the quarter ended on June 30, 2009, however, it did not have a material impact on our financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets.  This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets.  In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”).  This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and we do not expect this standard to have a material effect on our financial statements.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”).  The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard.  Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE.  It also requires a company to continuously reassess whether it must consolidate a VIE.  Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements.  Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE.  This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and we do not expect this standard to have a material effect on our financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) No. 2009-05 regarding measuring liabilities at fair value.  This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available.  Under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined.  This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU, and the adoption of this guidance did not have a material impact on the accompanying financial statements.

In December 2009, the FASB issued ASU No. 2009-17 regarding consolidations and improvements to financial reporting by enterprises involved with VIEs.  This ASU changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This statement is effective for us beginning in the first quarter of fiscal 2011 (October 1, 2010).  We are currently assessing the potential impact that the adoption of ASU No. 2009-17 will have on our financial statements.

In January 2010, the FASB issued ASU No. 2010-01 regarding equity and accounting for distributions to shareholders with components of stock and cash.  This ASU addresses the diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate.  Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earning per share (EPS) prospectively.  Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented.  The amendments in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance thus eliminating the diversity in practice.  The amendments in this ASU affect entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate.  This ASU is effective for interim and annual periods ending on or after December 15, 2009, and it is to be applied retrospectively.  The adoption of this ASU did not have an impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our financial statements.

NOTE M— LEGAL MATTERS INVOLVING THE MANAGER

The United States Securities and Exchange Commission (the “Commission”), conducted an investigation of certain matters related to us, our manager, Vestin Capital, VRM I, and VRM II.  We fully cooperated during the course of the investigation.  On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the Commission (the “Order”).  Our manager, Vestin Mortgage and its Chief Executive Officer, Michael Shustek, as well as Vestin Capital (collectively, the “Respondents”), consented to the entry of the Order without admitting or denying the findings therein.

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

The state court complaint further alleged that Desert Land was entitled to void such transfers and that pursuant to NRS 112.20, Desert Land is entitled to an injunction to enjoin defendants from further disposition of assets.  Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the action, and Mr. Shustek has guaranteed the indemnification.  In December 2008, this lawsuit was settled.  The settlement had no effect on us.

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

On May 9, 2007, VRM I, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated (“Comerica”) announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM I, VRM II and Vestin Mortgage and in part to fund the trust’s statutory minimum balances.  VRM I, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  VRM I, VRM II, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  To date, the auction has not been successful.  The Vestin entities and the State of Hawaii signed a new agreement that would permit the foreclosure to proceed.  On October 12, 2009, the State Court approved the agreement permitting the foreclosure to proceed.  On January 25, 2010, the Circuit Court of the First Circuit for the State of Hawaii confirmed the right of VRM I, VRM II and Vestin Mortgage, to acquire through foreclosure the RightStar assets.  Closing of the acquisition is to take place within 90 days of the issuance by the Court of its order of confirmation.  Completion of the acquisition is subject to receipt of appropriate licensing from the Department of Commerce and Consumer Affairs of the State of Hawaii to own and operate the RightStar assets.

VRM I and Vestin Mortgage, Inc. (“Defendants”) were defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who alleged, among other things, that they were wrongfully denied roll-up rights in connection with the merger of Fund I into Vestin Realty Mortgage I, Inc.  The court certified a class of all former Fund I unit holders who voted against the merger of Fund I into Vestin Realty Mortgage I, Inc.  The trial began in December 2009 and concluded in January 2010.  On February 11, 2010, VRM I was notified of a Tentative Statement of Decision, in our favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  Plaintiffs' counsel have advised the Defendants that they do not intend to appeal the pending judgment in consideration of a proposed waiver by the Defendants of any claim to recover costs from the plaintiffs.  The proposed agreement must be submitted to the court for approval; no assurance can be given that such approval will be granted.

VRM II and Vestin Mortgage, Inc. (“Defendants”) were defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who alleged, among other things, that they were wrongfully denied roll-up rights in connection with the merger of Fund II into Vestin Realty Mortgage II, Inc.  The court certified a class of all former Fund II unit holders who voted against the merger of Fund II into Vestin Realty Mortgage II, Inc.  The trial began in December 2009 and concluded in January 2010.  On February 11, 2010, VRM II was notified of a Tentative Statement of Decision, in our favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  Plaintiffs' counsel have advised the Defendants that they do not intend to appeal the pending judgment in consideration of a proposed waiver by the Defendants of any claim to recover costs from the plaintiffs.  The proposed agreement must be submitted to the court for approval; no assurance can be given that such approval will be granted.

VRM I, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by approximately 25 separate plaintiffs (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund I into VRM I.  The action seeks monetary and punitive damages.  The trial is currently scheduled to begin on September 6, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM I’s management agreement and Fund I’s operating agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM I with respect to the above actions.

VRM II, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 88 sets of plaintiffs representing approximately 138 individuals (“Plaintiffs”), in District Court for Clark County, Nevada.  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II.  The action seeks monetary and punitive damages.  The trial is currently scheduled to begin on September 6, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM II’s management agreement and Fund II’s operating agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.  VRM II, Vestin Mortgage, Inc. and Michael Shustek have entered into confidential settlement agreements with individual plaintiffs who collectively held approximately 10% of the total shares at issue in the action.  In addition, four individual plaintiffs have voluntarily withdrawn their claims against us, Vestin Mortgage, Inc. and Michael Shustek with prejudice.

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

NOTE N — LEGAL MATTERS INVOLVING THE COMPANY

The Company is a defendant in a civil action filed by Birkeland Family, LLC III and Birkeland Family, LLC V (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs allege as causes of against the Company:  Breach of Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing regarding the sale of the office building commonly described as 8379 W. Sunset Road, Las Vegas, Nevada.  The action seeks monetary, punitive and exemplary damages.  The trial is currently not scheduled.  The Company believes that it performed all obligations it undertook related to the transaction, that the allegations against it are without merit and that it has adequate defenses.  The Company intends to undertake a vigorous defense.

From time to time, we may become involved in litigation in the ordinary course of business.  We do not believe that any pending legal proceedings are likely to have a material adverse effect on our financial condition or results of operations or cash flows.  It is not possible to predict the outcome of any such proceedings.

NOTE O — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following schedule is a selected quarterly financial data for the year ended December 31, 2009 and December 31, 2008:

	For the Year Ended December 31, 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

Total revenues	$43,000	$123,000	$40,000	$39,000	$245,000
Total operating expenses	255,000	570,000	968,000	441,000	2,234,000
Total non-operating income	7,000	6,000	5,000	3,000	21,000
Total loss from real estate held for sale	(503,000)	(840,000)	(771,000)	(516,000)	(2,630,000)

NET LOSS	$(708,000)	$(1,281,000)	$(1,694,000)	$(915,000)	$(4,598,000)

Net loss allocated to members	$(708,000)	$(1,281,000)	$(1,694,000)	$(915,000)	$(4,598,000)

Net loss allocated to members per weighted average membership units	$(0.32)	$(0.63)	$(0.84)	$(0.45)	$(2.21)

Weighted average membership units	2,246,332	2,024,424	2,024,424	2,024,424	2,079,141

Annualized rate of return to members (a)	-12.67%	-25.15%	-32.90%	-17.82%	-21.98%

Cash distributions	$--	$--	$--	$--	$--

Cash distributions per weighted average membership units	$0.00	$0.00	$0.00	$0.00	$0.00

Weighted average term of outstanding loans	26 months	26 months	24 months	23 months	23 months

(a)
The annualized rate of return to members in 2009 is calculated based upon the net GAAP income allocated to members per weighted average units as of December 31, 2009 divided by the number of days during the period (90, 91, 92, 92 and 365 for the first quarter, second quarter, third quarter, fourth quarter and year, respectively) and multiplied by three hundred sixty five (365) days, then divided by (the weighted average cost per unit) $10.09.

	For the Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year

Total revenues	$425,000	$280,000	$151,000	$89,000	$945,000
Total operating expenses	76,000	2,432,000	1,040,000	2,837,000	6,385,000
Total non-operating income (loss)	53,000	44,000	(1,195,000)	(19,000)	(1,117,000)
Total loss from real estate held for sale	(617,000)	(614,000)	(1,352,000)	(873,000)	(3,456,000)

NET LOSS	$(215,000)	$(2,722,000)	$(3,436,000)	$(3,640,000)	$(10,013,000)

Net loss allocated to members	$(215,000)	$(2,722,000)	$(3,436,000)	$(3,640,000)	$(10,013,000)

Net loss allocated to members per weighted average membership units	$(0.09)	$(1.19)	$(1.51)	$(1.62)	$(4.30)

Weighted average membership units	2,522,875	2,278,865	2,271,557	2,248,825	2,330,146

Annualized rate of return to members (a)	-3.39%	-47.48%	-59.48%	-63.82%	-42.59%

Cash distributions	$392,000	$258,000	$39,000	$--	$689,000

Cash distributions per weighted average membership units	$0.16	$0.11	$0.02	$0.00	$0.30

Weighted average term of outstanding loans	17 months	18 months	21 months	21 months	21 months

(a)
The annualized rate of return to members in 2008 is calculated based upon the net GAAP income allocated to members per weighted average units as of December 31, 2008 divided by the number of days during the period (91, 91, 92, 92 and 366 for the first quarter, second quarter, third quarter, fourth quarter and year, respectively) and multiplied by three hundred sixty six (366) days, then divided by (the weighted average cost per unit) $10.09.

NOTE P — SUBSEQUENT EVENTS

The following subsequent events have been evaluated through the date of this filing with the SEC.

On January 15, 2010, one residential land held for sale property, located in Nevada, was sold to an unrelated third party for their approximate book value $1.3 million, of which our portion was approximately $0.1 million.  No gain or loss was associated with this transaction.

On January 26, 2010, we made an initial liquidating distribution to all Fund Members in the aggregate amount of approximately $1.0 million in accordance with the Plan.  The amount distributed to each Member of the Fund was calculated based upon the percentage ownership interest of such Member in the Fund.

SUPPLEMENTARY INFORMATION

Schedule I
VESTIN FUND III, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOAN ROLL FORWARD

Balance, December 31, 2006	$27,072,000

Additions during the period
New real estate loans and additions	5,456,000
Real estate loans bought	1,154,000
Deductions during the period
Collections of principal and reductions	9,131,000
Foreclosed loans (Real estate held for sale)	--
Real estate loans sold	2,700,000

Net Change in 2007	(5,221,000)

Balance, December 31, 2007	$21,851,000

Additions during the period
New real estate loans and additions	665,000
Real estate loans bought	--
Deductions during the period
Collections of principal and reductions	1,879,000
Foreclosed loans (Real estate held for sale)	7,049,000
Real estate loans sold	276,000

Net Change in 2008	(8,539,000)

Balance, December 31, 2008	$13,312,000

Additions during the period
New real estate loans and additions	481,000
Real estate loans bought	500,000
Deductions during the period
Collections of principal and reductions	510,000
Foreclosed loans (Real estate held for sale)	4,482,000
Real estate loans sold	3,754,000

Net Change in 2009	(7,765,000)

Balance, December 31, 2009	$5,547,000

Schedule II
VESTIN FUND III, LLC
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOANS BY TYPE OF PROPERTY

As of December 31, 2009:
Type of Property	Interest Rate	Face Amount of Loan	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

Commercial	3%-15%	$4,288,000	$2,347,000	10/08-12/11	$3,120,000
Construction	3%	$808,000	$555,000	01/11	$--
Land	8%	$451,000	$451,000	05/10	$451,000
Total		$5,547,000	$3,353,000		$3,571,000

As of December 31, 2008:
Type of Property	Interest Rate	Face Amount of Loan	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

Commercial	6%-15%	$7,815,000	$4,531,000	09/06-04/10	$6,360,000
Construction	10.5%	$1,622,000	$1,400,000	10/08	$-
Land	11%-13%	$3,875,000	$1,935,000	05/08-06/08	$3,875,000
Total		$13,312,000	$7,866,000		$10,235,000

Schedule III
VESTIN FUND III, LLC
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOANS BY LIEN POSITION

As of December 31, 2009:
Lien Position	Face Amount of Loan	Interest Rate	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

1st	$4,678,000	3%-15%	$3,074,000	10/08-01/11	$3,371,000
2nd	$869,000	3%-15%	$279,000	04/09-12/11	$200,000
Total	$5,547,000		$3,353,000		$3,571,000

As of December 31, 2008:
Lien Position	Face Amount of Loan	Interest Rate	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

1st	$12,326,000	6%-13%	$7,005,000	09/06-02/10	$10,235,000
2nd	$986,000	10.5%-15%	$861,000	02/09-04/10	$--
Total	$13,312,000		$7,866,000		$10,235,000

Schedule IV
VESTIN FUND III, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS THAT EXCEED THREE PERCENT OF THE PORTFOLIO

As of December 31, 2009:

Description of Loan	Interest Rate	Final Maturity Date	Periodic Payment Terms	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

Commercial	12.00%	12/05/08	Fixed Interest only, Balloon Payment $1,520,000	1st	$1,520,000	$1,520,000	$1,520,000
Commercial	10.00%	10/29/08	Fixed Interest only, Balloon Payment $1,400,000	1st	$1,400,000	$306,000	$1,400,000
Commercial	8.00%	12/31/11	Fixed Interest only, Balloon Payment $200,000	2nd	$200,000	$167,000	$--
Commercial	15.00%	04/30/09	Fixed Interest only, Balloon Payment $200,000	2nd	$200,000	$115,000	$200,000
Commercial	15.00%	03/15/10	Fixed Interest only, Balloon Payment $499,000	1st	$499,000	$499,000	$--
Construction	3.00%	01/31/11	Fixed Interest only, Balloon Payment $404,000	1st	$404,000	$274,000	$--
Construction	3.00%	01/31/11	Fixed Interest only, Balloon Payment $404,000	1st	$404,000	$296,000	$--
Land	8.00%	05/20/10	Fixed Interest only, Balloon Payment $451,000	1st	$451,000	$451,000	$451,000
Total					$5,078,000	$3,628,000	$3,571,000

Schedule IV
VESTIN FUND III, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS THAT EXCEED THREE PERCENT OF THE PORTFOLIO

As of December 31, 2008:

Description of Loan	Interest Rate	Final Maturity Date	Periodic Payment Terms	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

Commercial	12.00%	12/05/08	Fixed Interest only, Balloon Payment $1,520,000	1st	$1,520,000	$1,520,000	$1,520,000
Commercial	12.00%	02/12/09	Fixed Interest only, Balloon Payment $1,150,000	1st	$1,150,000	$544,000	$1,150,000
Commercial	10.00%	10/29/08	Fixed Interest only, Balloon Payment $1,400,000	1st	$1,400,000	$770,000	$1,400,000
Commercial	11.50%	04/05/08	Fixed Interest only, Balloon Payment $1,290,000	1st	$1,290,000	$689,000	$1,290,000
Commercial	10.50%	02/28/09	Fixed Interest only, Balloon Payment $468,000	2nd	$468,000	$350,000	$--
Construction	10.50%	10/30/08	Fixed Interest only, Balloon Payment $403,000	1st	$403,000	$312,000	$--
Construction	10.50%	10/30/08	Fixed Interest only, Balloon Payment $404,000	1st	$404,000	$370,000	$--
Construction	10.50%	10/30/08	Fixed Interest only, Balloon Payment $404,000	1st	$404,000	$378,000	$--
Construction	10.50%	10/30/08	Fixed Interest only, Balloon Payment $410,000	1st	$410,000	$339,000	$--
Land	12.00%	06/17/08	Fixed Interest only, Balloon Payment $293,000	1st	$293,000	$293,000	$293,000
Land	13.00%	05/10/08	Fixed Interest only, Balloon Payment $1,400,000	1st	$1,400,000	$727,000	$1,400,000
Land	13.00%	05/16/08	Fixed Interest only, Balloon Payment $1,000,000	1st	$1,000,000	$718,000	$1,000,000
Total					$10,142,000	$7,010,000	$8,053,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our manager, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, our manager carried out an evaluation, under the supervision and with the participation of our manager’s CEO and CFO, as of December 31, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our manager’s evaluation, our manager’s CEO and CFO concluded that, as of December 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers, believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our manager’s CEO and our CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2009.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We do not have a Board of Directors or any corporate officers.  We are managed by Vestin Mortgage, a privately held company which is majority owned by Vestin Group, Inc.  The powers, responsibilities and obligations of our manager are set forth in our Operating Agreement.  The CEO and CFO of Vestin Group function as the equivalent of our CEO and CFO.

Vestin Group, Inc. was previously a publicly held company and maintained an audit committee consisting of independent directors.  The Vestin Group audit committee previously functioned as the equivalent of our audit committee.  Since May 2005, Vestin Group has been a privately held company and since March 2006, it no longer has any independent directors.  Michael Shustek, the principal executive officer of our manager, is the sole director of Vestin Group, Inc.  Accordingly, we do not have an audit committee or any body that functions as the equivalent of an audit committee.  Our units are not listed on any exchange and we are not required to have an audit committee which consists of independent directors and meets the other requirements of Section 10A(m) of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

Our manager is responsible for overseeing management of the Company’s risks.

The following table sets forth the names, ages as of January 31, 2009 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager), Vestin Group, Vestin Originations or our affiliates:

Name	Age	Title

Michael V. Shustek	51	President, Chief Executive Officer and Chairman of Vestin Group
Rocio Revollo (1)	48	Chief Financial Officer of Vestin Group
Michael J. Whiteaker	60	Vice President of Regulatory Affairs of Vestin Group
Daniel B. Stubbs	48	Senior Vice President of Vestin Group
Edwin H. Bentzen IV (1)	33	Corporate Controller of Vestin Group

(1)
During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and VRM II.  The CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was an officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom were previously officers of our manager.  The same individuals, who previously provided accounting and financial reporting services to us as employees of our manager, will continue to perform such duties as employees of Strategix Solutions.

Directors, Executive Officers and certain significant employees of Vestin Mortgage (our manager), Vestin Group, Vestin Originations or our affiliates

Michael V. Shustek has been a director of our manager and Chairman of the board of directors, Chief Executive Officer and a director of Vestin Group since April 1999.  In addition, Mr. Shustek has been a Director and the CEO of VRM I and VRM II since January 2006.  In February 2004, Mr. Shustek became the President of Vestin Group.  Mr. Shustek also serves on the loan committee of our manager and its affiliates.  In 2003, Mr. Shustek became the Chief Executive Officer of our manager.  In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990.  In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures.  In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors.

In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history.  Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.”  Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics.  Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.  As our founder and manager’s CEO, Mr. Shustek is highly knowledgeable with regard to our business operations and loan portfolio.  See Note M Legal Matters Involving The Manager in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding legal matters involving our manager and Mr. Shustek.

Rocio Revollo was appointed as the Chief Financial Officer of Vestin Group on March 21, 2007, and has continued her duties as CFO since April 2009 as an employee of Strategix Solutions.  In addition, Ms. Revollo was appointed the CFO of VRM I and VRM II on March 21, 2007.  Prior to being appointed as the CFO of VRM I, VRM II and Vestin Group, Ms. Revollo served as the Corporate Controller of Vestin Group since June 2005.  Ms. Revollo previously served as Corporate Controller for Sobel Westex from January 2002 through May 2005.  From April 1999 to December 2001, Ms. Revollo was a financial consultant for Re:Source Connections.  Ms. Revollo is a Certified Public Accountant and worked for the accounting firm of KPMG LLP.  She received a Bachelor of Business Administration degree in Accounting and a Bachelor of Arts degree in Communication Studies from the University of Nevada, Las Vegas.

Michael J. Whiteaker has been Vice President of Regulatory Affairs of Vestin Group since May 1999.  Mr. Whiteaker is experienced in the banking and finance regulatory fields, having served with the State of Nevada, Financial Institution Division from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada.  Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans.  From 1973 to 1982, Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.  Mr. Whiteaker has previously served on the Nevada Association of Mortgage Brokers, Legislative Committee and is a past member of the State of Nevada, Mortgage Advisory Council.  He currently is a director of the Private Lenders Group, an organization devoted to creating and maintaining the highest professional standards possible among licensed Nevada Mortgage brokers.

Daniel B. Stubbs has been the Senior Vice President of Underwriting and Secretary of our manager since January 2000.  Mr. Stubbs heads the loan department for our manager and its affiliates and is responsible for reviewing loan requests and performs due diligence necessary for risk analysis in connection with the underwriting process.  In addition, Mr. Stubbs serves on the loan committee and acts as liaison for our manager and its affiliates with the various commercial loan participants.  Mr. Stubbs oversees the liquidation and sale of our real estate held for sale properties.  Mr. Stubbs has 15 years experience in the title insurance industry and has received a Bachelor of Arts degree in Communication Studies from the University of Nevada, Las Vegas.

Edwin H. Bentzen IV has been the Corporate Controller of Vestin Group since April 2007, and has continued his duties as Corporate Controller since April 2009 as an employee of Strategix Solutions.  Prior to being Corporate Controller of Vestin Group, Mr. Bentzen served as a Financial Reporting Analyst for Vestin Group since January 2006.  Mr. Bentzen served at Ameristar Casinos Inc. as Senior Internal Auditor from June 2005 through January 2006 and an Internal Auditor from June 2003 to June 2005.  Prior to June 2003, Mr. Bentzen was engaged in public tax accounting at a local firm in Las Vegas.  Mr. Bentzen is a Certified Internal Auditor and received a Masters of Science in Accountancy and a Bachelor of Science degree in Hotel Administration, with an emphasis in gaming, from the University of Nevada, Las Vegas.

Code of Ethics

As we do not have any executive officers we have not adopted a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

We do not compensate any executive officers.  We pay our manager a management fee and certain other fees in accordance with the terms of our Operating Agreement.  For the years ended December 31, 2009, 2008 and 2007, such fees were, in the aggregate, $0, $0 and $7,000, respectively.  Such fees were less than 1.0% of the total revenues received by our manager in each of those years.  In addition, we may pay our manager or its affiliates for services rendered in selling properties acquired through foreclosure.  We also pay a fee to Strategix Solutions which is based upon the wages of the employees providing the services.  We have evaluated the risks entailed in these fee arrangements and we do not believe that such risks are reasonably likely to have a material adverse effect upon the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of March 19, 2010, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of number of membership units by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding membership units.  Unless otherwise noted, the percentage ownership is calculated based on 2,024,424 membership units as of March 19, 2010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Michael V. Shustek 6149 South Rainbow Boulevard Las Vegas, NV 89118	Sole voting and dispositive power of 289,719 units & shared voting and dispositive power of 7,465 units held by his spouse	14.68%

The following table sets forth the total number and percentage of our membership units beneficially owned as of March 19, 2010 by:

•	each of our manager’s directors;

•	our manager’s chief executive officer and other executive officers; and

•	all of our manager’s executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 2,024,424 units of our total outstanding membership units as of March 19, 2010.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek (1)	6149 S. Rainbow Blvd. Las Vegas, NV 89118	297,183	14.68%
Rocio Revollo	8880 W. Sunset Rd. 3rd Floor Las Vegas, NV 89148	--	--%
All directors and executive officers of our manager as a group		297,183	14.68%

(1)
Includes 54,863 units held by our manager and 200,000 units held by Shustek Investments, 34,856 units held by inVestin and 7,465 units held by his spouse.  Mr. Shustek is the Chairman, President and Chief Executive Officer of our manager and indirectly owns a significant majority of the capital stock of our manager through Vestin Group, Inc. a company wholly owned by Mr. Shustek.  Mr. Shustek is the sole owner, Chairman, President and Chief Executive Officer of Shustek Investments, Inc.  Mr. Shustek is the sole owner, Chairman, President and Chief Executive Officer of inVestin Nevada, Inc.  Mr. Shustek has sole voting and investment power in all these units, except for the units held by his spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Prior to July 2, 2009, we may have acquired or sold investments in real estate loans from/to our manager or other related parties.  Pursuant to the terms of our Operating Agreement, such acquisitions and sales were made without any mark up or mark down.  No gain or loss was recorded on these transactions, as it was not our intent to make a profit on the purchase or sale of such investments.  The purpose was generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  From time to time, we may continue to sell performing investments in real estate loans to our manager or other related parties, without any mark up or mark down.  No gain or loss will be recorded on these transactions.

Please refer to Note G – Related Party Transactions in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We were notified that, effective January 1, 2010, a majority of the partners of Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”) and all of the partners of Frost, PLLC (“Frost”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership.  Pursuant to the terms of a combination agreement by and among MSWFT, Frazer Frost and Frost (the “Combination Agreement”), each of MSWFT and Frost contributed substantially all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming MSWFT’s engagement agreement with us and becoming our new independent accounting firm.  The engagement partner at MSWFT whom worked on our account joined Frazer Frost.  Our manager has consented to the appointment of Frazer Frost as the Company’s independent accountants.

The audit reports of MSWFT on the financial statements of the Company as of and for the years ended December 31, 2008 and December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s most two recent fiscal years ended December 31, 2009 and 2008 and through January 7, 2010, the Company did not consult with Frazer Frost or MSWFT on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and Frazer Frost did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

In connection with the audits of the Company’s financial statements for the fiscal year ended December 31, 2008 and 2007 and through the date of this Current Report, there were: (i) no disagreements between the Company and MSWFT on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MSWFT, would have caused MSWFT to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the years ended December 31, 2009 and 2008, Frazer Frost and MSWFT provided various audit, audit related and non-audit services to us as follows:

	December 31, 2009	December 31, 2008
Audit Fees	$106,000	$105,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

Mr. Shustek, the sole director of our manager, has considered whether provision of the services described regarding audit related fees, tax fees and all other fees above were compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect Frazer Frost and MSWFT’s independence.

Our manager has direct responsibility to review and approve the engagement of the independent auditors to perform audit services or any permissible non-audit services.  All audit and non-audit services to be provided by the independent auditors must be approved in advance by our manager.  Our manager may not engage the independent auditors to perform specific non-audit services proscribed by law or regulation.  All services performed by independent auditors under engagements entered into on or after January 21, 2005, were approved by our manager pursuant to their pre-approval policy, and none was approved pursuant to the de minimis exception to the rules and regulations of the Securities Exchange Act of 1934, Section 10A(i)(1)(B), on pre-approval.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following are filed as part of this Report:

(a) 1.  Financial Statements

The list of the financial statements contained herein are contained in Part II, Item 8 Financial Statements and Supplementary Data on this Annual Report on Form 10-K, which is hereby incorporated by reference.

(a) 2.  Financial Statement Schedules

The list of the financial statements schedules contained herein are contained in Part II, Item 8 Financial Statements and Supplementary Data on this Annual Report on Form 10-K, which is hereby incorporated by reference.

(a) 3.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Plan of Complete Liquidation and Dissolution
3.1(2)	Articles of Organization
3.2(3)	Certificate of Amendment to Articles of Organization
3.3(4)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)
4.4(5)	Distribution Reinvestment Plan
10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Group, Inc.
10.10(7)	Indemnification agreement dated March 25, 2009 by and between Vestin Group, Inc. and Vestin Fund III, LLC
10.11 (8)	Agreement between Strategix Solutions, LLC and Vestin Fund III, LLC for accounting services.
10.12 (9)	Plan of Complete Liquidation and Dissolution
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Rocio Revollo
32	Certification Pursuant to 18 U.S.C. Sec. 1350

(1)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on May 11, 2009 (File No. 000-51301)
(2)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003 (File No. 333-105017)
(3)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004 (File No. 333-105017)
(4)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on January 29, 2007 (File No. 000-51301)
(5)	Incorporated herein by reference to Exhibit 4.4 of our Post-Effective Amendment No. 5 to Form S-11 Registration Statement filed on April 28, 2006 (File No. 333-105017)
(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005 (File No. 333-105017)
(7)	Incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 27, 2009 (File No. 000-51301)
(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 14, 2009 (File No. 000-51301)
(9)	Incorporated herein by reference to the Proxy Statement dated May 11, 2009 (File No. 000-51301)

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

Date:  March 19, 2010