Form 10-Q
period 2010-03-31
VESTIN FUND III LLC
filed 2010-05-14
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  [X]    No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [   ]   No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]    No   [X]

As of May 13, 2010, 2,024,424 membership units in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents	$946,000	$1,880,000
Cash - restricted	700,000	700,000
Marketable securities - related party	197,000	246,000
Interest and other receivables, net of allowance for doubtful accounts of $11,000 at March 31, 2010 and $12,000 at December 31, 2009	5,000	4,000
Notes receivable, net of allowance of $156,000 at March 31, 2010 and December 31, 2009	--	--
Real estate held for sale	728,000	835,000
Investment in real estate loans, net of allowance for loan loss of $2,194,000 at March 31, 2010 and December 31, 2009	3,353,000	3,353,000
Due from related parties	277,000	248,000

Total assets	$6,206,000	$7,266,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$66,000	$55,000
Deferred income	985,000	985,000

Total liabilities	1,051,000	1,040,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at March 31, 2010 and December 31, 2009	5,402,000	6,424,000
Accumulated other comprehensive loss	(247,000)	(198,000)

Total members' equity	5,155,000	6,226,000

Total liabilities and members' equity	$6,206,000	$7,266,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended
	March 31, 2010	March 31, 2009

Revenues
Interest income from investment in real estate loans	$35,000	$42,000
Other	24,000	1,000
Total revenues	59,000	43,000

Operating expenses
Provision for loan loss	--	154,000
Professional fees	51,000	58,000
Professional fees - related party	2,000	21,000
Other	4,000	22,000
Total operating expenses	57,000	255,000

Income (loss) from operations	2,000	(212,000)

Non-operating income
Interest income from banking institutions	--	7,000
Total non-operating income	--	7,000

Income (loss) from real estate held for sale
Revenue related to real estate held for sale	--	6,000
Write-down of real estate held for sale	--	(467,000)
Expenses related to real estate held for sale	(22,000)	(42,000)
Total loss from real estate held for sale, net	(22,000)	(503,000)

NET LOSS	$(20,000)	$(708,000)

Net loss allocated to members	$(20,000)	$(708,000)

Net loss allocated to members per weighted average membership unit	$(0.01)	$(0.32)

Weighted average membership units outstanding	2,024,424	2,246,332

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENT OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2009	2,024,424	$6,226,000

Comprehensive loss:

Net loss		(20,000)

Unrealized loss on marketable securities		(49,000)

Total comprehensive loss		(69,000)

Liquidating distributions		(1,002,000)

Members' equity at March 31, 2010 (unaudited)	2,024,424	$5,155,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(20,000)	$(708,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable / proceeds received on accounts receivable that was fully reserved	(1,000)	--
Provision for loan loss	--	154,000
Write-downs on real estate held for sale	--	467,000
Change in operating assets and liabilities:
Interest receivable	--	5,000
Accounts payable and accrued liabilities	11,000	(10,000)
Due to/from related parties	(29,000)	(49,000)
Other assets	--	(6,000)
Net cash used in operating activities	(39,000)	(147,000)

Cash flows from investing activities:
Sale of investments in real estate loans to third parties	--	197,000
Proceeds related to real estate held for sale	107,000	355,000
Net cash provided by investing activities	107,000	552,000

Cash flows from financing activities:
Members' redemptions	--	(1,322,000)
Members' liquidating distributions	(1,002,000)	--
Net cash used in financing activities	(1,002,000)	(1,322,000)

NET CHANGE IN CASH	(934,000)	(917,000)

Cash, beginning of period	1,880,000	1,484,000

Cash, end of period	$946,000	$567,000

Non-cash investing and financing activities:
Adjustment to allowance for loan losses related to sale and payment of investment in real estate loan	$--	$985,000
Impairment on restructured loan reclassified to allowance for loan loss	$--	$30,000
Real estate held for sale acquired through foreclosure	$--	$1,407,000
Unrealized loss on marketable securities - related party	$(49,000)	$(87,000)

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010

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

At a special meeting of our members held on July 2, 2009, a majority of our members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to any reserve established by our manager.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On January 26, 2010, we made an initial liquidating distribution to all Fund Members, in the aggregate amount of approximately $1.0 million, in accordance with the Plan.  In addition, on April 8, 2010, we made another liquidation distribution to all Fund Members, in the aggregate amount of approximately $0.9 million, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q.

We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of our manager Vestin Mortgage, Inc. (the “manager” or “Vestin Mortgage”).  Michael Shustek, the CEO and director of our manager, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”) that has continued the business of brokerage, placement and servicing of real estate loans.  Vestin Group owns a significant majority of Vestin Originations.  On September 1, 2007, the servicing of real estate loans was assumed by our manager, for us.

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC (“Fund I”) and Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC (“Fund II”).  These entities have been formed to invest in real estate loans.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and VRM II.  The CFO and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC (“LL Bradford”), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford.  Our manager’s Chief Financial Officer (“CFO”), Ms. Revollo, will be replaced as CFO, effective May 21, 2010, as part of the Company’s efforts to reduce general and administrative expenses.  Pursuant to the terms of our agreement with Strategix Solutions, they are required to designate a new CFO for our manager.  Ms. Revollo’s replacement has not yet been identified.  None of the owners of Strategix Solutions have served or are currently serving as officers of the Company or our manager.

As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.  Our agreement with Strategix Solutions may be terminated with or without cause by our manager upon 30 days prior written notice.  Strategix Solutions may terminate the contract, with or without cause, upon 60 days prior written notice.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.

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

Restricted Cash

We have restricted cash, which relates to a cash deposit held as collateral by a banking institution for an irrevocable stand by letter of credit to support rent payments on the property we sold during November 2006.  The requirement for the deposit expires at the end of the lease on August 31, 2014.  For a discussion of litigation between Vestin Group and the building owner, see Note M - Legal Matters Involving The Company.

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

Deferred Revenue Recognition

Deferred revenue supports the amount of sales proceeds withheld on a sale of our property during November 2006, which we were required to establish an irrevocable stand by letter of credit, which expires August 31, 2014.  Revenue will be recognized at the expiration of the lease referred to above or when restricted cash is received or when amounts are received from our manager.  For discussion of litigation between Vestin Group and the building owner, see Note M – Legal Matters Involving The Company.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender who was willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry.  We and our manager generally approved loans more quickly than other real estate lenders and, due to our expedited underwriting process; there is a risk that the credit inquiry we performed may have not reveal all material facts pertaining to a borrower and the security.

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

Real Estate Held for Sale

Real estate held for sale (“REO”) includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  While pursuing foreclosure actions, we seek to identify potential purchasers of such property.  It is not our intent to invest in or to own real estate as a long-term investment.  We generally seek to sell properties acquired through foreclosure as quickly as circumstances permit.  The carrying values of REO are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

Management classifies REO when the following criteria are met:

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

Classification of Operating Results from Real Estate Held for Sale

Generally, operating results and cash flows from long-lived assets held for sale are to be classified as discontinued operations as a separately stated component of net income.  Our operations related to REO are separately identified in the accompanying statements of operations.

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of March 31, 2010.  All securities are classified as available-for-sale.

We are required to evaluate our available-for-sale investment for other-than-temporary impairment charges.  We will determine when an investment is considered impaired (i.e., decline in fair value below its amortized cost), and evaluate whether the impairment is other than temporary (i.e., investment value will not be recovered over its remaining life).  If the impairment is considered other than temporary, we will recognize an impairment loss equal to the difference between the investment’s basis and its fair value.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of March 31, 2010 and December 31, 2009, we had approximately $1.1 million and $2.3 million, respectively, in excess of the federally-insured limits.

As of March 31, 2010 and December 31, 2009, 40%, 27%, and 25% of our loans were in Nevada, Oregon and California, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At March 31, 2010 and December 31, 2009, the loan to our largest borrower represented 27.4%, respectively, of our total investment in real estate loans.  When funded in December 2007, this loan constituted approximately 7.0% of our total investment in real estate loans.  The percentage of this loan increased due to the decrease in other loans through payments, sales, foreclosures and modifications.  This commercial property real estate loan is located in Oregon with a first lien position and has an outstanding balance of approximately $1.5 million.  As of March 31, 2010, this loan was considered non-performing.  During the three months ended March 31, 2010, two of our performing loans totaling $17.4 million, of which our portion was approximately $0.8 million, accounted for approximately 80% of our interest income.  During the three months ended March 31, 2009, one of our performing loans totaling approximately $3.1 million, of which our portion was approximately $0.5 million, accounted for approximately 29% of our interest income.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

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

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

Common Guarantors

As of March 31, 2010 and December 31, 2009, three loans totaling approximately $0.9 million, representing approximately 16.7% of our portfolio’s total value, had a common guarantor.  One of the three loans, totaling approximately $0.1 million, was secured by a second lien position.  All three loans were considered performing as of March 31, 2010 and December 31, 2009.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2010 and December 31, 2009, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we invested in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2010 and December 31, 2009, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of March 31, 2010, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 3% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.

Investments in real estate loans as of March 31, 2010, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	7	4,288,000	11.28%	77.30%	80.38%
Construction	2	808,000	3.00%	14.57%	100.00%
Land	1	451,000	8.00%	8.13%	78.54%
Total	10	$5,547,000	9.81%	100.00%	83.38%

Investments in real estate loans as of December 31, 2009, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	7	$4,288,000	11.28%	77.30%	78.10%
Construction	2	808,000	3.00%	14.57%	100.00%
Land	1	451,000	8.00%	8.13%	78.54%
Total	10	$5,547,000	9.81%	100.00%	81.78%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of March 31, 2010 and December 31, 2009, was 7.87%.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of March 31, 2010 and December 31, 2009:

Loan Type	Number of Loans	March 31, 2010 Balance *	Portfolio Percentage	Number of Loans	December 31, 2009 Balance *	Portfolio Percentage

First deeds of trust	6	$4,678,000	84.33%	6	$4,678,000	84.33%
Second deeds of trust	4	869,000	15.67%	4	869,000	15.67%
Total	10	$5,547,000	100.00%	10	$5,547,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2010:

Non-performing and past due loans (a)	$3,922,000
April 2010 – June 2010	--
July 2010 – September 2010	--
October 2010 – December 2010	118,000
January 2011 – March 2011	1,307,000
April 2011 – June 2011	--
July 2011 – September 2011	--
October 2011 – December 2011	200,000
Thereafter	--

Total	$5,547,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to March 31, 2010.

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2010 and December 31, 2009:

	March 31, 2010 Balance *	Portfolio Percentage	December 31, 2009 Balance *	Portfolio Percentage

Arizona	$200,000	3.60%	$200,000	3.60%
California	1,400,000	25.24%	1,400,000	25.24%
Nevada	2,227,000	40.15%	2,227,000	40.15%
Oregon	1,520,000	27.40%	1,520,000	27.40%
Texas	200,000	3.61%	200,000	3.61%
Total	$5,547,000	100.00%	$5,547,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets.

	March 31, 2010 Balance	December 31, 2009 Balance
Balance per loan portfolio	$5,547,000	$5,547,000
Less:
Allowance for loan losses (a)	(2,194,000)	(2,194,000)
Balance per balance sheet	$3,353,000	$3,353,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of March 31, 2010, we had four loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $2.0 million, net of allowance for loan losses of approximately $1.6 million, which does not include the allowances of approximately $0.6 million relating to performing loans as of March 31, 2010.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  At March 31, 2010, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at March 31, 2010	Allowance for Loan Losses	Net Balance at March 31, 2010

Commercial	3	$3,120,000	$(1,551,000)	$1,569,000
Land	1	451,000	--	451,000
Total	4	$3,571,000	$(1,551,000)	$2,020,000

•
Commercial – As of March 31, 2010, three of our seven commercial loans were considered non-performing.  The outstanding balance on the three non-performing loans was $36.0 million, of which our portion is approximately $3.1 million.  As of March 31, 2010, these loans have been non-performing from 13 to 22 months.  Our manager has commenced foreclosure proceedings on a majority of these loans, and has proceeded with legal action to enforce the personal guarantees as deemed appropriate.  As of March 31, 2010, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $27.5 million, of which our portion is approximately $1.6 million.

•
Land – As of March 31, 2010, our only land loan was considered non-performing.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $3.2 million, of which our portion is approximately $0.5 million.  As of March 31, 2010, this loan has been considered non-performing for the last 6 months.  As of March 31, 2010, based on our manager’s evaluation and an updated appraisal, our manager has not provided a specific allowance for this loan.  During April 2010, this non-performing loan complied with the terms of its loan agreement and is now considered a performing loan.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of March 31, 2010, we have provided a specific reserve allowance for three non-performing loans and five performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010
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

Specific Reserve Allowances

The following table is a roll-forward of the allowance for loan losses for the three months ended March 31, 2010 and 2009 by loan type.

Loan Type	Balance at 12/31/09	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO	Balance at 03/31/10

Commercial	$1,941,000	$--	$--	$--	$--	$1,941,000
Construction	253,000	--	--	--	--	253,000
Land	--	--	--	--	--	--
Total	$2,194,000	$--	$--	$--	$--	$2,194,000

Loan Type	Balance at 12/31/08	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 03/31/09

Commercial	$3,284,000	$184,000	$--	$--	$(601,000)	$2,867,000
Construction	222,000	--	--	--	--	222,000
Land	1,940,000	--	(985,000)	--	(282,000)	673,000
Total	$5,446,000	$184,000	$(985,000)	$--	$(883,000)	$3,762,000

* The difference between the specific reserve allocation of $184,000 shown above and the $154,000 on the statement of operations is $30,000.  As of December 31, 2008, a commercial loan included an impairment reserve, applied to the loan balance, of $30,000.  During March 2009, the impairment reserve for this loan was reclassified to its existing allowance for loan loss.

•
Commercial – As of March 31, 2010, six of our seven commercial loans had a specific reserve allowance totaling approximately $31.9 million, of which our portion is approximately $1.9 million.  The outstanding balance on these six loans was approximately $63.9 million, of which our portion was $3.8 million.

•
Construction – As of March 31, 2010, our two construction loans had a specific reserve allowance totaling approximately $4.3 million, of which our portion was approximately $0.3 million.  The outstanding balance on these two loans was approximately $14.4 million, of which our portion is $0.8 million.

•	Land – As of March 31, 2010, our land loan did not have a specific reserve allowance.

As of March 31, 2010, our manager had granted extensions on six loans, totaling approximately $71.4 million, of which our portion was approximately $3.3 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.  Subsequent to their extension, one of the six loans became non-performing.  The loan, which became non-performing after its extension, had a total principal amount at March 31, 2010, of $16.0 million, of which our portion is $1.4 million.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of March 31, 2010, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.84% of their total outstanding common stock.

We evaluated our investment in VRM II’s common stock and determined there was an other-than-temporary impairment as of September 30, 2008.  Based on this evaluation we impaired our investment to its fair value, as of September 30, 2008, to $3.89 per share.

As of March 31, 2010, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss since September 30, 2008.  Based on that evaluation and our ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider our investment in VRM II to be other-than-temporarily impaired at March 31, 2010.  Since September 30, 2008, the trading price for VRM II’s common stock ranged from $1.54 to $5.05 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2010, we held eight properties with a total carrying value of approximately $0.7 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the three months ended March 31, 2010, related to our REO totaled $22,000.  Our REO properties are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  Set forth below is a roll-forward of REO during the three months ended March 31, 2010:

Description	Balance at 12/31/09	Acquisitions Through Foreclosure	Write Downs	Cash Reductions	Seller Financed Loan	Net Cash Proceeds on Sales	Net Loss on Sale of Real Estate	Balance at 03/31/2010

Land	$716,000	$--	$--	$--	$--	$(107,000)	$--	$609,000

Residential Building	119,000	--	--	--	--	--	--	119,000

Total	$835,000	$--	$--	$--	$--	$(107,000)	$--	$728,000

Land

As of March 31, 2010, we held five REO properties, classified as Land, totaling approximately $0.6 million.  These properties were acquired between December 2006 and December 2009 and consist of commercial land and residential land.  During the three months ended March 31, 2010, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals no write-downs were necessary.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

•
Commercial Land – As of March 31, 2010, we held two properties located in Nevada and Texas totaling approximately $0.2 million.  On April 27, 2010, we, VRM I and VRM II, sold our commercial land REO property located in Texas to an unrelated third party for approximately $0.6 million, of which our portion was $91,000.  No gain or loss was associated with this transaction.

•
Residential Land – On January 15, 2010, one property located in Nevada was sold to an unrelated third party for its approximate book value of $1.3 million, of which our portion was approximately $0.1 million.  No gain or loss was associated with this property.  As of March 31, 2010, we held three properties located in Arizona and California totaling approximately $0.4 million.

Residential Buildings

As of March 31, 2010, we held three REO properties, classified as Residential Buildings, totaling approximately $0.1 million.  These properties were acquired between December 2006 and August 2009 and consist of single-family residences and residential apartment /condos.  During the three months ended March 31, 2010, our manager continually evaluated the carrying value of these properties, and based on its estimates and updated appraisals, no write-downs were necessary.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

•
Single Family Residence Properties – We held one property located in California totaling $6,000 as of March 31, 2010.  On April 22, 2010, we, VRM I and VRM II sold one unit on our property located in California to an unrelated third party for $187,000, of which our portion was $4,000.  There was approximately no gain or loss associated with this transaction.

•
Residential Apartment /Condo – As of March 31, 2010, we held two properties located in Nevada totaling approximately $0.1 million.  On April 23, 2010, we, VRM I and VRM II sold the remaining unit on one REO property located in Nevada to an unrelated third party for its approximate book value of $81,000, of which our portion was $3,000.  There was approximately no gain or loss associated with this transaction.

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three months ended March 31, 2010 and 2009.

As of March 31, 2010 and December 31, 2009, our manager owned 54,863 of our units.  During the three months ended March 31, 2009, we made a liquidating distribution to our manager totaling $27,000, in accordance with the Plan.  There were no similar distributions during the three months ended March 31, 2009.

In connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which may be drawn upon by the Purchaser should Vestin Group default on its lease obligations and is supported by our restricted cash.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless in the event that the Purchaser draws upon the letter of credit and we incur an obligation to reimburse the bank that issued the letter of credit.  During June 2009, the Purchaser drew $285,000 from the letter of credit; our manager is required to reimburse us for the $285,000 before August 2014.  For a discussion of litigation between Vestin Group and the building owner, see Note M - Legal Matters Involving The Company.

On March 6, 2009, we, VRM I, and VRM II completed the sale of 105 of the 106 units in a residential apartment /condo property in Nevada, to an unrelated third party; the remaining unit was sold on April 23, 2010 for no gain or loss.  In accordance with our Operating Agreement, we, VRM I, and VRM II paid our manager an administrative fee of $282,000, shared pro-rata among us, VRM I, and VRM II.  No similar transactions took place during the three months ended March 31, 2010.

As of March 31, 2010 and December 31, 2009, we had receivables from our manager totaling approximately $0.3 million, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of March 31, 2010 and December 31, 2009, we owned 114,117 common shares of VRM II, representing approximately 0.84% of their total outstanding common stock.

As of March 31, 2010, we owed VRM II $1,000.  As of December 31, 2009, we owed VRM II $33,000.

As of March 31, 2010, we did not owe VRM I or have any receivables from VRM I.  As of December 31, 2009, we owed VRM I $1,000.

As of March 31, 2010 and December 31, 2009, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.72%, respectively, of our total membership units.  During the three months ended March 31, 2009, we made a liquidating distribution to inVestin totaling $17,000, in accordance with the Plan.  There were no similar distributions during the three months ended March 31, 2009.

As of March 31, 2010 and December 31, 2009, Shustek Investments, a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.88% of our total membership units.  During the three months ended March 31, 2009, we made a liquidating distribution to Shustek Investments totaling $99,000, in accordance with the Plan.  There were no similar distributions during the three months ended March 31, 2009.

As of March 31, 2010 and December 31, 2009, Mr. Shustek’s spouse owned 2,963 of our membership units representing less than 1.0% of our total membership units.  During the three months ended March 31, 2009, we made a liquidating distribution to Mr. Shustek’s spouse totaling $1,000, in accordance with the Plan.  There were no similar distributions during the three months ended March 31, 2009.

During the three months ended March 31, 2010 and 2009, we incurred $2,000 and $21,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2010.  Based on this review the value of members’ capital accounts was adjusted from $3.56 per unit to $3.03 per unit, as of April 1, 2010.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

Liquidating Distributions

On January 26, 2010, we made an initial liquidating distribution to all Fund Members, in the aggregate amount of approximately $1.0 million, in accordance with the Plan.  In addition, on April 8, 2010, we made another liquidation distribution to all Fund Members, in the aggregate amount of approximately $0.9 million, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.

Redemption Limitation

In accordance with the Plan, our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

NOTE I — NOTES RECEIVABLE

During July 2009, we, VRM I, and VRM II entered into a promissory note, totaling approximately $1.4 million, of which our portion is $82,000, with the borrowers on a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of approximately $0.3 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $0.2 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $82,000 was fully reserved as of March 31, 2010.

During July 2009, we, VRM I, and VRM II entered into a promissory note, totaling approximately $1.3 million, of which our portion is $74,000, with the borrowers on a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of approximately $0.2 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $0.2 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $74,000 was fully reserved as of March 31, 2010.

NOTE J — FAIR VALUE

As of March 31, 2010, financial assets and liabilities, utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets as of March 31, 2010, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 03/31/2010	Carrying Value on Balance Sheet at 03/31/2010
Assets
Investment in marketable securities - related party	$197,000	$--	$--	$197,000	$197,000
Investment in real estate loans	$--	$--	$3,308,000	$3,308,000	$3,353,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2009 to March 31, 2010.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2009 and March 31, 2010.

Investment in Real Estate Loans

Balance on December 31, 2009	$3,291,000
Temporary change in estimated fair value based on future cash flows	17,000
Transfer to Level 1	--
Transfer to Level 2	--

Balance on March 31, 2010, net of temporary valuation adjustment	$3,308,000

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

On November 21, 2005, Desert Land filed a complaint in the state District Court of Nevada against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. which complaint is substantially similar to a complaint previously filed by Desert Land in the United States District Court, which complaint was dismissed by the United States Court of Appeals for the Ninth Circuit, which dismissal was upheld when the United States Supreme Court denied Desert Land’s Writ of Certiorari.  The action was based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999, prior to the formation of Fund II.  On March 6, 2006, Desert Land amended the state court complaint to name VRM I.  Desert Land alleged that one or more of the defendants had transferred assets to other entities without receiving reasonable value therefore; alleged plaintiffs are informed and believe that defendants have made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to VRM I for that purpose.

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

On May 9, 2007, VRM I, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated (“Comerica”) announced that an arrangement had been reached to auction the RightStar assets.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM I, VRM II and Vestin Mortgage and in part to fund the trust’s statutory minimum balances.  VRM I, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others, while mutually releasing each other and RightStar from all claims.  VRM I, VRM II, Vestin Mortgage and the State of Hawaii have received offers and are currently requesting, entertaining, and reviewing bids on the RightStar properties.  To date, the auction has not been successful.  The Vestin entities and the State of Hawaii signed a new agreement that would permit the foreclosure to proceed.  On October 12, 2009, the State Court approved the agreement permitting the foreclosure to proceed.  On January 25, 2010, the Circuit Court of the First Circuit for the State of Hawaii confirmed the right of VRM I, VRM II and Vestin Mortgage, to acquire through foreclosure the RightStar assets.  Closing of the acquisition is to take place within 90 days of the issuance by the Court of its order of confirmation, which was signed on March 10, 2010.  Completion of the acquisition is subject to receipt of appropriate licensing from the Department of Commerce and Consumer Affairs of the State of Hawaii to own and operate the RightStar assets.

VRM I, VRM II and Vestin Mortgage, Inc. (“Defendants”) were defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who alleged, among other things, that they were wrongfully denied roll-up rights in connection with the merger of Fund I into VRM I. and Fund II into VRM II.  The court certified a class of all former Fund I unit holders and Fund II unit holders who voted against the merger of Fund I into VRM I and Fund II into VRM II.  The trial began in December 2009 and concluded in January 2010.  On February 11, 2010, the Defendants were notified of a Tentative Statement of Decision, in our favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  The Court entered judgment for the Defendants on March 18, 2010.  Defendants and Plaintiffs have agreed to a post-judgment settlement by which Plaintiffs will not appeal the pending judgment in consideration of a waiver by the Defendants of any claim to recover costs from the Plaintiffs.  The Court has preliminary approved this settlement of post-judgment rights and will decide on July 9, 2010, whether to finally approve it.  No assurance can be given that such approval will be granted.

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

VRM II, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) are defendants in a civil action filed by 88 sets of plaintiffs representing approximately 138 individuals (“Plaintiffs”), in District Court for Clark County, Nevada.  The Plaintiffs allege, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II.  The action seeks monetary and punitive damages.  The trial is currently scheduled to begin on September 6, 2010.  The Defendants believe that the allegations are without merit and that they have adequate defenses.  The Defendants intend to undertake a vigorous defense.  The terms of VRM II’s management agreement and Fund II’s operating agreement contain indemnity provisions whereby Vestin Mortgage and Michael V. Shustek may be eligible for indemnification by VRM II with respect to the above actions.  VRM II, Vestin Mortgage, Inc. and Michael Shustek have entered into confidential settlement agreements with individual plaintiffs.  In addition, individual plaintiffs have voluntarily withdrawn their claims against VRM II, Vestin Mortgage, Inc. and Michael Shustek with prejudice.  Of the approximately 138 plaintiffs that initially filed this lawsuit, approximately 121 still remain plaintiffs to this action.

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

On April 8, 2010, we made another liquidation distribution to all Fund Members, in the aggregate amount of approximately $0.9 million, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.

On April 22, 2010, we, VRM I and VRM II sold one single family residence on our REO property located in California to an unrelated third party for $187,000, of which our portion was $4,000.  There was approximately no gain or loss associated with this transaction.

On April 23, 2010, we, VRM I and VRM II sold the remaining unit on one REO property located in Nevada to an unrelated third party for its approximate book value of $81,000, of which our portion was $3,000.  There was approximately no gain or loss associated with this transaction.

On April 27, 2010, we, VRM I and VRM II, sold our commercial land REO property located in Texas to an unrelated third party for approximately $0.6 million, of which our portion was $91,000.  No gain or loss was associated with this transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2010 and 2009.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2009.

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

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution  (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We currently anticipate that the liquidation will be substantially completed by the second half of 2014.  During January and April 2010, we made liquidating distributions to all Fund Members in accordance with the Plan.  The amount distributed to each Member of the Fund was calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of March 31, 2010, we had four loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $2.0 million, net of allowance for loan losses of approximately $1.6 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $2.7 million or 44% of our total assets as of March 31, 2010, as compared to approximately $2.8 million or 39% of our total assets as of December 31, 2009.  At March 31, 2010, non-performing assets consisted of approximately $0.7 million of REO and approximately $2.0 million of non-performing loans, net of allowance for loan losses.  None of the properties held for sale generated net income during such time period.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We believe that the significant increase in the level of our non-performing assets is a direct result of the deterioration of the economy and credit markets.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which, until the approval of the Plan entailed more lenient underwriting standards and expedited loan approval procedures.  Moreover, real estate values in the principal markets in which we operate declined dramatically, which in many cases eroded the current value of the security underlying our loans.

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

As of March 31, 2010, our loan-to-value ratio was 83.38%, net of allowances for loan losses, on a weighted average basis, generally using updated appraisals.  Additional significant increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will continue to have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of March 31, 2010, we have provided a specific reserve allowance for three non-performing loans and five performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

As of March 31, 2010, our loans were in the following states: Arizona, California, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

	For the Three Months Ended March 31,
	2010	2009

Total revenues	$59,000	$43,000
Total operating expenses	57,000	255,000
Non-operating income	--	7,000
Loss from real estate held for sale	(22,000)	(503,000)

NET LOSS	$(20,000)	$(708,000)

Net loss allocated to members per weighted average membership units	$(0.01)	$(0.32)

Weighted average membership units	2,024,424	2,246,332

Annualized rate of return to members (a)	-0.40%	-12.67%

Liquidating distributions (b)	$1,002,000	$--

Cash distributions per weighted average membership units	$--	$--

Weighted average term of outstanding loans	24 months	26 months

(a)
The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average unit as of March 31, 2010 and 2009, divided by the number of days during the period (91) and multiplied by three hundred and sixty five (365) days, then divided by $10.09 (the cost per unit) for the three months ended March 31, 2010 and 2009, respectively.

(b)	In accordance with the Plan.

Comparison of Operating Results for the three months ended March 31, 2010 to the three months ended March 31, 2009.

Total Revenues:  For the three months ended March 31, 2010, total revenues were $59,000 compared to $43,000 during the three months ended March 31, 2009, an increase of $16,000 or 37%.  Revenues were primarily affected by the following factors:

•
Interest income from investments in real estate loans decreased $7,000 or 17%, during the three months ended March 31, 2010, to $35,000 compared to $42,000 during the same period in 2009.  This decrease is primarily due to the decrease in the balance of our investment in real estate loans of approximately $4.3 million since March 31, 2009.  As of March 31, 2010, our investment in real estate loans was approximately $5.5 million compared to our investment in real estate loans of approximately $9.9 million as of March 31, 2009.  This decline is largely attributable to our disposition two non-performing loans totaling approximately $0.5 million, net of allowance for loan losses of approximately $1.6 million.  In addition, we foreclosed upon three non-performing loans and classified them as real estate held for sale, totaling approximately $1.2 million, net of allowance for loan losses of approximately $1.0 million.  We anticipate this downward trend in interest income to continue as we liquidate the Company pursuant to the Plan, as we will no longer invest in new loans.  Interest income has also been adversely affected by the level of non-performing assets in our portfolio.  We expect all of these factors will continue to have an adverse effect upon our operating results during 2010.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•
During the three months ended March 31, 2010, we recognized approximately $24,000 in other income due to a receipt of a loan payment on a loan that was the subject of a 100% reserve.  No similar transaction occurred during the three months ended March 31, 2009.

Total Operating Expenses:  Total Operating Expenses:  For the three months ended March 31, 2010, total operating expenses were $57,000 compared to approximately $255,000 during the three months ended March 31, 2009, a decrease of approximately $198,000 or 78%.  Expenses were primarily affected by the following factors:

•
During the three months ended March 31, 2009, we recognized a provision for loan loss totaling approximately $154,000.  No provision for loan losses were recognized during the three months ended March 31, 2010.  It is premature at this time for us to determine whether or not the reduction in provision for loan loss during the three months ended March 31, 2010, as compared to the same period in 2009, is indicative of a trend.  See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

•
Professional fees decreased approximately $26,000 or 33% during the three months ended March 31, 2010 to $53,000 compared to $79,000 during the same period in 2009, primarily due to a decrease in accounting fees and legal costs incurred on non-performing loans.

•
Other expenses decreased approximately $18,000 or 82% during the three months ended March 31, 2010 to $4,000 compared to $22,000 during the same period in 2009, primarily due to the decrease in expenses related to our investment in real estate loans.  As referred to above, the balance of our investment in real estate loans decreased approximately $4.3 million since March 31, 2009

Total Non-Operating Income:  For the three months ended March 31, 2009, we recognized interest income from banking institutions of $7,000.  We had no similar income during the same period in 2010.

Total Loss from Real Estate Held for Sale:  For the three months ended March 31, 2010, total losses from REO was $22,000 compared to $503,000 during the three months ended March 31, 2009, a decrease of approximately $481,000 or 96%.  The decrease is primarily due to the fact that there were no write-downs of REO during the three months ended March 31, 2010 compared to write-downs on three REO properties of approximately $467,000, during the three months ended March 31, 2009.  In addition, we received approximately $107,000 from the sale of an REO property, which was sold at book value during the three months ended March 31, 2010.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Liquidating Distributions to Members in accordance to the Plan:  On January 26, 2010, we made an initial liquidating distribution to all Fund Members, in the aggregate amount of approximately $1.0 million, in accordance with the Plan.  In addition, on April 8, 2010, we made another liquidation distribution to all Fund Members, in the aggregate amount of approximately $0.9 million, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2010.  Based on this review the value of members’ capital accounts was adjusted from $3.56 per unit to $3.03 per unit, as of April 1, 2010.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions:  At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the SEC pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.  As of March 31, 2010, the total redemptions made from inception were approximately $10.4 million.  For additional information regarding members redemptions, see Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2010, net cash flows used in operating activities totaled $39,000.  Operating cash flows were adversely impacted by the decrease in our investments in real estate loan activity.  Cash flows related to investing activities consisted of cash provided by sales of REO of $107,000.  Cash flows used for financing activities consisted of cash used for a members’ distribution of approximately $1.0 million.

At March 31, 2010, we had approximately $0.9 million in unrestricted cash, $0.2 million in marketable securities – related party and approximately $6.2 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

In addition to the foregoing assets, as of March 31, 2010, we had $0.7 million in restricted cash, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006.  The requirement for the deposit expires at the end of the lease on August 31, 2014.  Vestin Group, the parent of our manager, was previously our tenant in the building we owned in Las Vegas, Nevada.  In connection with the sale of such building, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which may be drawn upon by the Purchaser should Vestin Group default on its lease obligations and is supported by our restricted cash.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless in the event that the Purchaser draws upon the letter of credit and we incur an obligation to reimburse the bank, which issued the letter of credit.  During June 2009, the Purchaser drew $285,000 from the letter of credit; our manager is required to reimburse us for the full $285,000, before August 2014.

For a discussion of litigation between Vestin Group and the building owner, see Note M - Legal Matters Involving The Company of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

On January 26, 2010, we made an initial liquidating distribution to all Fund Members, in the aggregate amount of approximately $1.0 million, in accordance with the Plan.  In addition, on April 8, 2010, we made another liquidation distribution to all Fund Members, in the aggregate amount of approximately $0.9 million, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of March 31, 2010 and December 31, 2009, we had investments in 10 real estate loans with a balance of approximately $5.5 million.  In accordance with the Plan, we will no longer invest in new loans.

As of March 31, 2010, we had four loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $2.0 million, net of allowance for loan losses of approximately $1.6 million, which does not include the allowances of approximately $0.6 million relating to the decrease in the property value for performing loans as of March 31, 2010.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of March 31, 2010, we have provided a specific reserve related to three non-performing loans and five performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager, totaling approximately $2.2 million.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  As of May 13, 2010, we believe continuing declines in real estate values will adversely affect the value of the collateral securing our real estate loans as well as the market value of our REO.

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

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and REO totaling approximately $2.0 million and $0.7 million, respectively, as of March 31, 2010, compared to approximately $2.0 million and $0.8 million, respectively, as of December 31, 2009.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our REO.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the three months ended March 31, 2010, refer to Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Real Estate Held for Sale

At March 31, 2010, we held eight properties with a total carrying value of approximately $0.7 million, which were acquired through foreclosure and recorded as investments in REO.  Our investments in REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  For additional information on our investments in REO, refer to Note F – Real Estate Held for Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

As of March 31, 2010, we had no contractual obligations.

RELATED PARTY TRANSACTIONS

Prior to July 2, 2009, we may have acquired or sold investments in real estate loans from/to our manager or other related parties.  Pursuant to the terms of our Operating Agreement, such acquisitions and sales were made without any mark up or mark down.  No gain or loss was recorded on these transactions, as it was not our intent to make a profit on the purchase or sale of such investments.  The purpose was generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  From time to time, we may continue to sell performing investments in real estate loans to our manager or other related parties, without any mark up or mark down.  No gain or loss will be recorded on these transactions.  For further information regarding related party transactions, refer to Note G – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2010, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$83,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$415,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$830,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(83,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(415,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(830,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2010, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates.  We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments.  As of March 31, 2010, we do not have a significant amount of debt.

Most of our assets consist of investments in real estate loans.  At March 31, 2010, our aggregate investment in real estate loans was approximately $3.4 million, net of allowance of approximately $2.2 million, with a weighted average effective interest rate of 9.81%.  The weighted average interest rate of 9.81% is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of March 31, 2010, was 7.87%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at March 31, 2010, was 24 months.  All of the outstanding real estate loans at March 31, 2010, were fixed rate loans.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  As of March 31, 2010, none of our loans had a prepayment penalty, although six of our loans, totaling approximately $2.8 million, had an exit fee.  Out of the six loans with an exit fee, two loans, totaling approximately $1.7 million, were considered non-performing as of March 31, 2010.

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

The following table contains information about the investment of real estate loans in our portfolio as of March 31, 2010.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2010 through 2014 and thereafter and separately aggregates the information for all maturities arising after 2013.  The carrying values of these assets approximate their fair value as of March 31, 2010.  See Note J – Fair Value of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

	Interest Earning Assets Aggregated by Maturity at March 31, 2010
Interest Earning Assets	2010	2011	2012	2013	2014	Thereafter	Total
	(a)
Investments In Real Estate Loans	$4,040,000	$1,507,000	$--	$--	$--	$--	$5,547,000

Weighted Average Interest Rates	10.92%	6.83%	--%	--%	--%	--%	9.81%

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to March 31, 2010.

At March 31, 2010, we also had approximately $1.1 million invested in cash and marketable securities – related party (VRM II).  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our manager, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our manager carried out an evaluation, under the supervision and with the participation of our manager’s CEO and CFO, as of March 31, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our manager’s evaluation, our manager’s CEO and CFO concluded that, as of March 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our managemer, including their CEO and their CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the first fiscal quarter of 2010.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note L – Legal Matters Involving the Manager and Note M – Legal Matters Involving the Company in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q, for information regarding our legal proceedings, which are incorporated herein by reference.

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

We may have a more difficult time dealing with potential buyers of foreclosed properties, existing borrowers and other third parties who are aware of our status as a dissolving company.  In particular, we may not be able to locate a buyer willing to pay full fair market value on our REO if such buyer is aware of our status as a dissolving company and our interest in liquidating such assets as promptly as is practicable.  Further, although our borrowers are bound by the existing terms of their real estate loans, some borrowers may seek to leverage our status as a dissolving company in negotiating settlements and compromises relating to their existing debt.  Accordingly, the amount we distribute to our members may be less than anticipated if our dealings with potential buyers, our borrowers and other third parties are adversely affected as a result of our status as a dissolving company.

We cannot determine with certainty the amount of distributions that we will make to our members.

The amount of distributions that we will make to our members will depend on a variety of factors, including, but not limited to, the net proceeds we will receive from the sale of our remaining assets and from funds received on our Mortgage Assets in accordance with their terms, the resolution of any litigation and other contingent liabilities, the amount of expenses being incurred in connection with the Dissolution, the amount required to settle known and unknown debts and liabilities, and other factors.  Due to uncertainties regarding payoff of our outstanding loans and the amounts we will receive from sales of our REO, we cannot predict the amount of distributions that we will make to our members upon our Dissolution.

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

As of March 31, 2010, non-performing assets totaled approximately $2.7 million, representing approximately 53% of our total members’ equity and 44% of our total assets.  Non-performing assets included approximately $2.0 million in non-performing loans, net of allowance for loan losses of approximately $1.6 million, which does not include allowances of approximately $0.6 million relating to the decrease in the property value for performing loans, and approximately $0.7 million of REO.  We believe the high level of non-performing assets is largely attributable to difficulties in the real estate and credit markets.  At this time, we are not able to predict how long such difficult economic conditions will continue.

As of March 31, 2010, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash.  We are of the opinion that problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary to pay back our loans.

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

Real estate markets in the states where we operate, including California, Nevada and Oregon, have been adversely affected by declining values, increased rates of default on loans secured by real estate and constraints in the credit markets.  These conditions may continue for several years.  The amount of proceeds we are able to generate from the sale of real estate that we own may be adversely affected by such conditions.  While we will not be required to complete the sales of such properties in any specific time frame, a prolonged recession in real estate will likely have the effect of reducing the proceeds we generate from such sales and the amounts we have available to pay as liquidating distributions to Members.

There can be no assurances concerning the prices at which our real estate held for sale will be sold.

Real estate market values are constantly changing and fluctuate with changes in interest rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and other factors that are generally beyond our control.  During the past two years, real estate values in our principal markets have declined significantly.  As a result, the actual prices at which we are able to sell our REO may be less than the amounts we anticipate, which would result in a reduction in the amount we expect to distribute to our members.  The amount available for distributions may also be reduced if the expenses we incur in selling our REO are greater than anticipated.

We may not meet the anticipated timing for the Dissolution and Liquidation.

On January 26, 2010, we made an initial liquidating distribution to all Fund Members, in the aggregate amount of approximately $1.0 million, in accordance with the Plan.  In addition, on April 8, 2010, we made another liquidation distribution to all Fund Members, in the aggregate amount of approximately $0.9 million, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We are working toward the sale of our remaining assets and the winding up of our remaining business.  We expect that the Company will make distributions as cash becomes available subject to us covering our on-going expenses and existing and future obligations.  Our manager is establishing a reserve and we currently have approximately $0.4 million in unrestricted cash as of May 13, 2010.  No assurance can be given as to the amounts to be distributed or the timing of distributions.  The Company will make a final liquidating distribution after we have completed the winding up of our business operations and made appropriate provision for any remaining obligations.  There is no time period required by the Plan, our Operating Agreement or law within which the Company must wind up its affairs and complete its liquidation.  During the process of winding up, the Manager will have the discretion to extend the maturity date of any loan in accordance with the terms of the loan.  We anticipate that the liquidation of our real estate loans may take two or more years and the sale of foreclosed properties may take five or more years, with the Dissolution process being substantially completed by the second half of 2014.  There are a number of factors that could delay our anticipated timetable, including the following:

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

Under Nevada law, if we are unable to meet our obligations to third parties, then each member who received liquidating distributions could be held liable for payment to our creditors for their pro rata share of the amounts due such creditors.  The liability of any member would be limited to the amount of such liquidating distributions previously received by such member from us.  Accordingly, in such event, a member could be required to return all such distributions received from the Company.  If a member has paid taxes on liquidating distributions previously received, a repayment of all or a portion of such amount could result in a member incurring a net tax cost if the member’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.  Any contingency reserve established by us may not be adequate to cover any expenses and liabilities.  As of March 31, 2010, our total liabilities were approximately $1.1 million.  We intend to establish a reserve to pay all outstanding obligations before the Company is dissolved.  The amount of the reserve may be increased or decreased by our manager based upon its evaluation of the amounts necessary to meet our obligations.

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

As of March 31, 2010, approximately $0.9 million or 16% of our loans were secured by second deeds of trust.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incurred a greater risk when we invested in these types of loans and we may not be able to collect the full amount of our loan and may provide an allowance for the full amount of the loan.  When funded, such loans constituted less than 10% of our loans.  The percentage of our loans in second deeds of trust have increased primarily due to the decrease in loans secured by first deeds of trust through sales, foreclosures and modifications.  As of March 31, 2010, one of our four loans secured by second deeds of trust was considered non-performing.  This non-performing loan totaled $14.0 million, of which our portion is $0.2 million.  In addition, all four of these second position loans had an allowance for loan loss of approximately $18.4 million, of which our portion is approximately $0.6 million.

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

Our success depends in part upon the continued contributions of certain key personnel of our manager, including; Michael V. Shustek (Chief Executive Officer and President) and Daniel B. Stubbs (Senior Vice President, Underwriting).  Both Mr. Shustek and Mr. Stubbs have extensive experience in our line of business, extensive market contacts and familiarity with our company.  If Mr. Shustek or Mr. Stubbs were to cease their employment with our manager, they might be difficult to replace and our operating results could suffer.  None of the key personnel of our manager is subject to an employment, non-competition or confidentiality agreement with our manager, or us and we do not maintain “key man” life insurance policies on any of them.  Our future success also depends in large part upon our manager’s ability to hire and retain additional highly skilled managerial, operational and marketing personnel.  Our manager may require additional operations and marketing people who are experienced in obtaining, processing, making and brokering loans and who also have contacts in the relevant markets.  Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel.  If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent investment decisions on our behalf may be impaired.

On April 23, 2010, our manager decided to replace Rocio Revollo as the Chief Financial Officer of Vestin Group, the parent company of our manager, as part of the Company’s efforts to reduce general and administrative expenses.  Ms. Revollo has functioned as the equivalent of our Chief Financial Officer.  Ms. Revollo’s replacement has not yet been identified and no assurance can be given with respect to the capabilities of her successor.

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

Our manager is also the manager of VRM I, and VRM II, companies with investment objectives that were similar to ours.  Our manager and Mr. Shustek, who indirectly owns a significant majority of our manager, anticipate that they may also sponsor other real estate programs having investment objectives.  As a result, our manager and Mr. Shustek may have conflicts of interest in allocating their time and resources between our business and other activities.  During times of intense activity in other programs and ventures, our manager and its key people will likely devote less time and resources to our business than they ordinarily would.  Our Operating Agreement does not specify a minimum amount of time and attention that our manager and its key people are required to devote to our company.  Thus, our manager may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives.

We might incur losses if our manager’s parent defaults on a lease obligation, thereby triggering certain obligations under an outstanding letter of credit.

Vestin Group, the parent of our manager, was previously our tenant in a building we owned in Las Vegas, Nevada.  In connection with the sale of such building, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which may be drawn upon by the Purchaser should Vestin Group default on its lease obligations.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless in the event that the Purchaser draws upon the letter of credit and we incur an obligation to reimburse the bank that issued the letter of credit.  Nonetheless, a continuation of the dispute between Vestin Group and the Purchaser could result in our suffering losses, which may not be immediately or fully reimbursed.  During June 2009, the Purchaser drew $285,000 from the letter of credit; our manager is required to reimburse us for the full $285,000, before August 2014.  See Note M - Legal Matters Involving The Company of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Market Information

There is no established public trading market for the trading of units.

Holders

As of May 13, 2010, approximately 505 unit holders held 2,024,424 units in the Company.

Liquidation Distribution Policy

On January 26, 2010, we made an initial liquidating distribution to all Fund Members, in the aggregate amount of approximately $1.0 million, in accordance with the Plan.  In addition, on April 8, 2010, we made another liquidation distribution to all Fund Members, in the aggregate amount of approximately $0.9 million, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We intend to make Liquidating Distributions on a quarterly basis in accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  We will distribute to our members the net proceeds we receive from the payoff of our outstanding real estate loans and the net proceeds we receive from the sale of our REO, in each case, less a reasonable Reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  A final Liquidating Distribution will be made after we have completed the winding up of our business operations and made appropriate provision for any remaining obligations.

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

Date:  May 14, 2010