Form 10-Q
period 2010-09-30
VESTIN FUND III LLC
filed 2010-11-10
CIK 1230634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 10, 2010, 2,024,424 membership units in the Company were outstanding.

i

ii

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and cash equivalents	$353,000	$1,880,000
Cash - restricted	700,000	700,000
Marketable securities - related party	169,000	246,000
Interest and other receivables, net of allowance for doubtful accounts of $0 at September 30, 2010 and $12,000 at December 31, 2009	238,000	4,000
Notes receivable, net of allowance of $156,000 at September 30, 2010 and December 31, 2009	--	--
Real estate held for sale	398,000	835,000
Investment in real estate loans, net of allowance for loan loss of $1,100,000 at September 30, 2010 and $2,194,000 at December 31, 2009	2,548,000	3,353,000
Due from related parties	268,000	248,000
Other assets	3,000	--

Total assets	$4,677,000	$7,266,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$54,000	$55,000
Deferred income	985,000	985,000

Total liabilities	1,039,000	1,040,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at September 30, 2010 and December 31, 2009	3,638,000	6,424,000
Accumulated other comprehensive loss	--	(198,000)

Total members' equity	3,638,000	6,226,000

Total liabilities and members' equity	$4,677,000	$7,266,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	09/30/2010	09/30/2009	09/30/2010	09/30/2009
Revenues
Interest income from investment in real estate loans	$14,000	$40,000	$73,000	$154,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	--	--	51,000
Other income	--	--	25,000	1,000
Total revenues	14,000	40,000	98,000	206,000

Operating expenses
Provision for loan loss	--	887,000	70,000	1,515,000
Professional fees	62,000	75,000	178,000	197,000
Professional fees - related party	4,000	2,000	12,000	26,000
Provision for doubtful accounts related to receivable	--	--	--	2,000
Other	9,000	4,000	19,000	53,000
Total operating expenses	75,000	968,000	279,000	1,793,000

Loss from operations	(61,000)	(928,000)	(181,000)	(1,587,000)

Non-operating income (loss)
Interest income from banking institutions	--	5,000	1,000	18,000
Impairment of marketable securities - related party	(275,000)	--	(275,000)	--
Total non-operating income (loss), net	(275,000)	5,000	(274,000)	18,000

Income (loss) from real estate held for sale
Revenue related to real estate held for sale	--	--	1,000	6,000
Net gain (loss) on sale of real estate held for sale	(4,000)	2,000	(4,000)	(28,000)
Write-down of real estate held for sale	--	(741,000)	(120,000)	(1,987,000)
Expenses related to real estate held for sale	(24,000)	(32,000)	(57,000)	(105,000)
Total loss from real estate held for sale	(28,000)	(771,000)	(180,000)	(2,114,000)

NET LOSS	$(364,000)	$(1,694,000)	$(635,000)	$(3,683,000)

Net loss allocated to members	$(364,000)	$(1,694,000)	$(635,000)	$(3,683,000)

Net loss allocated to members per weighted average membership unit	$(0.18)	$(0.84)	$(0.31)	$(1.76)

Weighted average membership units	2,024,424	2,024,424	2,024,424	2,097,580

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENT OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2009	2,024,424	$6,226,000

Comprehensive loss:

Net loss		(635,000)

Recognition of unrealized loss on marketable securities – related party		275,000

Unrealized loss on marketable securities		(77,000)

Total comprehensive loss		(437,000)

Liquidating distributions		(2,151,000)

Members' equity at September 30, 2010 (unaudited)	2,024,424	$3,638,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	09/30/10	09/30/09
Cash flows from operating activities:
Net loss	$(635,000)	$(3,683,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable included in other expense	(3,000)	2,000
Provision for loan loss	70,000	1,515,000
Write-downs on real estate held for sale	120,000	1,987,000
Gain on sale of real estate held for sale	--	(26,000)
Loss on real estate held for sale	4,000	54,000
Impairment of marketable securities - related party	275,000	--
Change in operating assets and liabilities:
Interest receivable	5,000	(2,000)
Accounts payable and accrued liabilities	(1,000)	(47,000)
Due to related parties	(20,000)	(338,000)
Other assets	(3,000)	(1,000)
Net cash used in operating activities	(188,000)	(539,000)

Cash flows from investing activities:
Purchase of investments in real estate loans from:
VRM II	--	(500,000)
Proceeds from loan payoff	299,000	486,000
Sale of investments in real estate loans to:
VRM II	200,000	--
Third parties	--	197,000
Proceeds related to real estate held for sale	313,000	1,169,000
Changes in restricted cash	--	285,000
Net cash provided by investing activities	812,000	1,637,000

Cash flows from financing activities:
Proceeds from note payable	--	45,000
Payments on notes payable	--	(45,000)
Members' redemptions	--	(1,322,000)
Liquidating distributions, net of reinvestments	(1,840,000)	--
Liquidating distributions - related parties	(311,000)	--
Net cash used in financing activities	(2,151,000)	(1,322,000)

NET CHANGE IN CASH	(1,527,000)	(224,000)

Cash, beginning of period	1,880,000	1,484,000

Cash, end of period	$353,000	$1,260,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	For the Nine Months Ended
	09/30/10	09/30/09

Supplemental disclosures of cash flows information:
Interest paid	$--	$3,000

Non-cash investing and financing activities:
Adjustment to allowance for loan losses related to sale and payment of investment in real estate loan	$--	$2,313,000
Adjustment to interest receivable and related allowance associated with sale of investment in real estate loan	$(226,000)	$15,000
Impairment on restructured loan reclassified to allowance for loan loss	$--	$30,000
Loan rewritten with same or similar collateral	$--	$451,000
Allowance for notes receivable related to final payment of investments in real estate loans	$--	$156,000
Account receivable related to sale of loan collateral, held in escrow account	$236,000	$--
Real estate held for sale acquired through foreclosure, net of prior allowance	$--	$2,245,000
Write off of interest receivable and related allowance	$10,000	$--
Recognition of unrealized loss on marketable securities – related party	$275,000	$--
Unrealized loss on marketable securities - related party	$77,000	$30,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

At a special meeting of our members held on July 2, 2009, a majority of our members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we are in the process of an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  Pursuant to the Plan, we will attempt to make liquidating distributions to members on a quarterly basis as funds become available, subject to any reserve established by our manager.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On January 26, 2010, April 8, 2010 and September 17, 2010, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million and $0.3 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and VRM II.  Our manager’s former Chief Financial Officer (“CFO”) and the Controller of our manager became employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC (“LL Bradford”), a certified public accounting firm that provides non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford.  None of the owners of Strategix Solutions have served or are currently serving as officers of the Company or our manager.  Our agreement with Strategix Solutions may be terminated with or without cause by our manager or our Board of Directors upon 30 days prior written notice.  Strategix Solutions may terminate the contract, with or without cause, upon 60 days prior written notice.

Our manager’s former CFO, Rocio Revollo, was replaced, effective May 21, 2010.  Pursuant to the terms of our agreement with Strategix Solutions, they will designate, subject to the approval of our manager, a new CFO for them.  Strategix Solutions is currently looking for our manager’s new CFO; however, Ms. Revollo’s replacement has not yet been identified.  Our manager’s current CEO, Michael Shustek, is acting as interim CFO.

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

Investments in real estate loans are secured by deeds of trust or mortgages.  Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity.  We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and are carried at amortized cost.  Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate.  Loan-to-value ratios are initially based on appraisals obtained at the time of loan origination and are updated, when new appraisals are received or when management’s assessment of the value has changed, to reflect subsequent changes in value estimates.  Original appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender who was willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry.  We and our manager generally approved loans more quickly than other real estate lenders and, due to our expedited underwriting process; there is a risk that the credit inquiry we performed may have not revealed all material facts pertaining to a borrower and the security.

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

Real Estate Held for Sale

Real estate held for sale (“REO”) includes real estate acquired through foreclosure and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property's estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  While pursuing foreclosure actions, we seek to identify potential purchasers of such property.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.  The carrying values of REO are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of September 30, 2010.  All securities are classified as available-for-sale.

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

According to the SEC Staff Accounting Bulletin, Topic 5: Miscellaneous Accounting, M - Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, there are numerous factors to be considered in such an evaluation and their relative significance will vary from case to case.  The following are a few examples of the factors that, individually or in combination, indicate that a decline is other than temporary and that a write-down of the carrying value is required:

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of September 30, 2010 and December 31, 2009, we had approximately $0.6 million and $2.3 million, respectively, in excess of the federally-insured limits.

As of September 30, 2010, 47% and 42% of our loans were in Nevada and Oregon, respectively, compared to 40% and 27%, respectively, as of December 31, 2009.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At September 30, 2010 and December 31, 2009, the loan to our largest borrower represented 42% and 27%, respectively, of our total investment in real estate loans.  When funded in December 2007, this loan constituted approximately 7.0% of our total investment in real estate loans.  The percentage of this loan increased due to the decrease in other loans through payments, sales, foreclosures and modifications.  This commercial real estate securing this loan is located in Oregon; we have a first lien position with an outstanding balance due to us of approximately $1.5 million.  As of September 30, 2010, this loan was considered non-performing.  During the nine months ended September 30, 2010, two of our performing loans totaling $13.5 million, of which our portion was approximately $0.6 million, accounted for approximately 71% of our interest income.  During June 2010, one of these loans was paid in full, totaling $11.1 million, of which our portion was approximately $0.3 million.  During the nine months ended September 30, 2009, the same two performing loans totaling approximately $18.1 million as of September 30, 2009, of which our portion was approximately $1.0 million, accounted for approximately 43% of our interest income.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

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

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

Common Guarantors

As of September 30, 2010 and December 31, 2009, three loans totaling approximately $0.9 million, representing approximately 25.4% and 16.7%, respectively, of our portfolio’s total value, had a common guarantor.  One of the three loans, totaling approximately $0.1 million, was secured by a second deed of trust.  All three loans were considered performing as of September 30, 2010 and December 31, 2009.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2010 and December 31, 2009, all of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we invested in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At September 30, 2010 and December 31, 2009, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of September 30, 2010, we had three remaining types of real estate loan products consisting of commercial, construction, and land.  The effective interest rates on all product categories range from 0% to 15%.  As a result of troubled debt restructuring, the total interest on one performing loan is being fully accrued and payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  The principal amount due to us from this Borrower was $1.4 million.  An unaffiliated lender is claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the priority of the security interest has been filed with the Bankruptcy Court on our behalf; however, the Court has not yet ruled on our motion.  Management believes the amount we will recover from the proceeds of the bankruptcy sale will be approximately $0.2 million and an account receivable in such amount has been recorded on our balance sheet.

Investments in real estate loans as of September 30, 2010, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	5	$2,389,000	9.48%	65.49%	94.98%
Construction	2	808,000	3.00%	22.15%	100.00%
Land	1	451,000	8.00%	12.36%	78.54%
Total	8	$3,648,000	7.86%	100.00%	93.16%

Investments in real estate loans as of December 31, 2009, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	7	$4,288,000	11.28%	77.30%	78.10%
Construction	2	808,000	3.00%	14.57%	100.00%
Land	1	451,000	8.00%	8.13%	78.54%
Total	10	$5,547,000	9.81%	100.00%	81.78%

*Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of September 30, 2010 and December 31, 2009, was 2.59% and 7.87%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of September 30, 2010 and December 31, 2009:

Loan Type	Number of Loans	September 30, 2010 Balance *	Portfolio Percentage	Number of Loans	December 31, 2009 Balance *	Portfolio Percentage

First deeds of trust	4	$2,779,000	76.18%	6	$4,678,000	84.33%
Second deeds of trust	4	869,000	23.82%	4	869,000	15.67%
Total	8	$3,648,000	100.00%	10	$5,547,000	100.00%

*Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2010:

Non-performing and past due loans (a)	$2,171,000
October 2010 – December 2010 (b)	118,000
January 2011 – March 2011	808,000
April 2011 – June 2011	--
July 2011 – September 2011	351,000
October 2011 – December 2011	200,000
Thereafter	--

Total	$3,648,000

(a)

Amounts include the balance of non-performing loans and loans that have been extended subsequent to September 30, 2010.

(b)

Some of these loans have been or are in the process of being extended subsequent to November 10, 2010.

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2010 and December 31, 2009:

	September 30, 2010 Balance *	Portfolio Percentage	December 31, 2009 Balance *	Portfolio Percentage

Arizona	$200,000	5.48%	$200,000	3.60%
California	--	0.00%	1,400,000	25.24%
Nevada	1,728,000	47.37%	2,227,000	40.15%
Oregon	1,520,000	41.67%	1,520,000	27.40%
Texas	200,000	5.48%	200,000	3.61%
Total	$3,648,000	100.00%	$5,547,000	100.00%

*Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets.

	September 30, 2010 Balance	December 31, 2009 Balance
Balance per loan portfolio	$3,648,000	$5,547,000
Less:
Allowance for loan losses (a)	(1,100,000)	(2,194,000)
Balance per balance sheet	$2,548,000	$3,353,000

(a)

Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of September 30, 2010, we had three loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $1.7 million, net of allowance for loan losses of approximately $0.5 million, which does not include the allowances of approximately $0.6 million relating to performing loans as of September 30, 2010.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  At September 30, 2010, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at September 30, 2010	Allowance for Loan Losses	Net Balance at September 30, 2010

Commercial	2	$1,720,000	$(457,000)	$1,263,000
Land	1	451,000	--	451,000
Total	3	$2,171,000	$(457,000)	$1,714,000

•

Commercial – As of September 30, 2010, two of our five commercial loans were considered non-performing.  The outstanding balance on the two non-performing loans was $20.0 million, of which our portion is approximately $1.7 million.  As of September 30, 2010, these loans have been non-performing for 19 and 28 months.  Our manager has commenced foreclosure proceedings on these loans, and has proceeded with legal action to enforce the personal guarantees as our manager deems appropriate.  As of September 30, 2010, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $15.0 million, of which our portion is approximately $0.5 million.  In addition, one of our two non-performing loans totaling approximately $0.2 million has been fully impaired and is secured by a second deed of trust.  As of November 10, 2010, the loan balance has not been charged off.

•

Land – As of September 30, 2010, our only land loan was considered non-performing.  The loan is secured by a first lien on the property, and is guaranteed by principals of the borrower.  The outstanding balance on the loan is $3.2 million, of which our portion is approximately $0.5 million.  During April 2010, this non-performing loan complied with the terms of its loan agreement and was considered a performing loan; however, in May 2010 this loan became non-performing again due to failure to comply with its loan agreement.  Our manager has commenced foreclosure proceedings on this loan.  As of September 30, 2010, based on current estimates with respect to the value of the underlying collateral, our manager believes that such collateral is sufficient to protect us against further losses of principal.  On October 19, 2010, we, VRM I and VRM II completed our foreclosure of this non-performing land loan and classified the property as REO.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses on an individual loan basis; we do not have a general allowance for loan losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Our ratio of total allowance for loan losses to total loans with an allowance for loan loss is 34%.  The following is a breakdown of allowance for loan losses related to performing loans and non-performing loans as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010
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

Specific Reserve Allowances

As of September 30, 2010, we have provided a specific reserve allowance for two non-performing loans and five performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the nine months ended September 30, 2010, and 2009 by loan type.

Loan Type	Balance at 12/31/09	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO	Balance at 09/30/10

Commercial	$1,941,000	$70,000	$(1,164,000)	$--	$--	$847,000
Construction	253,000	--	--	--	--	253,000
Land	--	--	--	--	--	--
Total	$2,194,000	$70,000	$(1,164,000)	$--	$--	$1,100,000

Loan Type	Balance at 12/31/08	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 09/30/09

Commercial	$3,284,000	$1,159,000	$(1,000,000)	$--	$(990,000)	$2,453,000
Construction	222,000	344,000	--	(328,000)	--	238,000
Land	1,940,000	42,000	(985,000)	--	(955,000)	42,000
Total	$5,446,000	$1,545,000	$(1,985,000)	$(328,000)	$(1,945,000)	$2,733,000

* The difference between the specific reserve allocation of $1,545,000 shown above and the $1,515,000 on the statement of operations is $30,000.  As of December 31, 2008, a commercial loan included an impairment reserve, applied to the loan balance, of $30,000.  During March 2009, the impairment reserve for this loan was reclassified to its existing allowance for loan loss.

•

Commercial – As of September 30, 2010, all five of our commercial loans had a specific reserve allowance totaling approximately $19.4 million, of which our portion is approximately $0.8 million.  The outstanding balance on these five loans was approximately $36.1 million, of which our portion was $2.4 million.  As of September 30, 2010, two commercial loans had a specific reserve allowance for the full amount of the loan.  Our total on these loans was approximately $0.6 million, as of September 30, 2010, and are secured by second deeds of trust.  Of the two fully impaired loans, one of them was non-performing and totaled approximately $0.2 million.  As of September 30, 2010, neither of the two fully impaired non-performing loans had been charged off.  We will continue to evaluate our position in these loans.

•

Construction – As of September 30, 2010, both of our construction loans had a specific reserve allowance totaling approximately $4.3 million, of which our portion was approximately $0.3 million.  The outstanding balance on these two loans was approximately $14.4 million, of which our portion is $0.8 million.

•

Land – As of September 30, 2010, our land loan did not have a specific reserve allowance.

Troubled Debt Restructuring

As of September 30, 2010 and December 31, 2009, we had five and four loans, respectively, totaling approximately $1.5 million and $1.1 million, respectively, that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  The following is a breakdown of our TDR loans that were considered performing and non-performing loans as of September 30, 2010 and December 31, 2009:

As of September 30, 2010
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	3	$669,000	3	$669,000	--	$--
Construction	2	808,000	2	808,000	--	--
Land	--	--	--	--	--	--
Total	5	$1,477,000	5	$1,477,000	--	$--

As of December 31, 2009
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	2	$318,000	2	$318,000	--	$--
Construction	2	808,000	2	808,000	--	--
Land	--	--	--	--	--	--
Total	4	$1,126,000	4	$1,126,000		$--

•

Commercial –As of September 30, 2010 and December 31, 2009 we had 5 and 7 commercial loans, respectively, three and two of which, at each date, were modified pursuant to TDR.  As of September 30, 2010 and December 31, 2009, two of these loans were secured by second deeds of trust and were considered performing prior to their restructuring, whereby they had their interest rates reduced.  One loan’s interest rate was reduced from 15% payable monthly to 8% accrued and payable at maturity, which was extended from April 30, 2010 to December 31, 2011.  As a result of this reduction in interest rate, we recorded an impairment of $33,000, as an allowance for loan loss, based on the reduction of the present value of future cash flows.  The other loan’s interest rate was reduced from 10.5% payable monthly to 8% of which 3% is payable monthly and 5% is accrued and payable at maturity.  During September 2010, a third loan had its maturity date extended to September 16, 2011 and had its interest rate reduced from 10.5% to 3.0%.  This loan was considered performing prior to its restructuring.  As of November 10, 2010, these three loans continue to perform as required by the loan modifications.

•

Construction – As of September 30, 2010 and December 31, 2009, both of our construction loans were modified pursuant to TDR.  During July 2009, our manager negotiated with a guarantor of four of our performing loans.  As part of the negotiations, two of the loans were paid off for approximately the loan amount net of allowance for loan losses plus accrued interest and two 60-month promissory notes were executed by the borrower and guaranteed by the main principal, totaling approximately $2.7 million, of which our portion was approximately $0.2 million.  In addition, our manager modified the remaining loans whereby interest payments are payable monthly at 3.0%, beginning July 2009, and accrue at 5.0% payable at the maturity of the loan.  Interest on these loans will be recorded as interest income when cash is collected.  As of November 10, 2010, the two remaining loans continue to perform as required by the loan modification.

•

Land – As of September 30, 2010 and December 31, 2009, our only land loan was not modified pursuant to TDR.

As of September 30, 2010, our manager had granted extensions on four loans, totaling approximately $28.6 million, of which our portion was approximately $1.4 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of September 30, 2010 and December 31, 2009, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.86% and 0.84%, respectively, of their total outstanding common stock.  The closing price of VRM II’s common stock on September 30, 2010, was $1.48 per share.

As of September 30, 2010, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized.  Based on that evaluation and current market conditions, we have determined there is an other-than-temporary impairment on our investment in VRM II as of September 30, 2010.  We have reversed our unrealized other comprehensive losses and realized a loss on our investment to its fair value of $1.48 per share as of September 30, 2010, totaling approximately $0.2 million and recognizing an impairment of approximately $0.3 million.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At September 30, 2010, we held four properties with a total carrying value of approximately $0.4 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the nine months ended September 30, 2010, related to our REO totaled $57,000 and write-downs on our REOs totaled $120,000.  Our REO properties are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.  Set forth below is a roll-forward of REO during the nine months ended September 30, 2010:

Description	Balance at 12/31/09	Acquisitions Through Foreclosure	Write Downs	Cash Reductions	Seller Financed Loan	Net Cash Proceeds on Sales	Net Loss on Sale of Real Estate	Balance at 09/30/2010

Land	$716,000	$--	$(120,000)	$--	$--	$(198,000)	$--	$398,000

Residential Building(s)	119,000	--	--	--	--	(115,000)	(4,000)	--

Total	$835,000	$--	$(120,000)	$--	$--	$(313,000)	$(4,000)	$398,000

Land

As of September 30, 2010, we held four REO properties classified as Land, totaling approximately $0.4 million.  These properties were acquired between December 2006 and December 2009 and consist of commercial land and residential land.  During the nine months ended September 30, 2010, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals three of these properties were written down a total of $120,000.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

•

Commercial Land – On April 27, 2010, we, VRM I and VRM II, sold our commercial land REO property located in Texas to an unrelated third party for approximately $0.6 million, of which our portion was $91,000.  No gain or loss was associated with this transaction.  During the nine months ended September 30, 2010, our manager continually evaluated the carrying value of our commercial land REO and based on its estimates and updated appraisals, one of these properties was written down $58,000.  As of September 30, 2010, we held one property located in Nevada totaling $90,000.

•

Residential Land – On January 15, 2010, one property located in Nevada was sold to an unrelated third party for its approximate book value of $1.3 million, of which our portion was approximately $0.1 million.  No gain or loss was associated with this property.  During the nine months ended September 30, 2010, our manager continually evaluated the carrying value of our residential land REO and based on its estimates and updated appraisals, two of these properties were written down a total of $62,000.  As of September 30, 2010, we held three properties located in Arizona and California totaling approximately $0.3 million.

Residential Building(s)

As of September 30, 2010, we had no REO properties classified as a Residential Building.  During the nine months ended September 30, 2010, our manager continually evaluated the carrying value of the Residential Building REO properties we held, and based on its estimates and updated appraisals, no write-downs were deemed necessary.

•

Single Family Residential Properties – During April and May 2010, we, VRM I and VRM II sold the two remaining units on our REO property located in California to an unrelated third party for a total of $325,000, of which our portion was $6,000.  These transactions resulted in approximately no gain or loss for us.  As of September 30, 2010, we had no single-family residential properties.

•

Residential Apartment/Condo – On April 23, 2010, we, VRM I and VRM II sold the remaining unit on one REO property located in Nevada to an unrelated third party for its approximate book value of $81,000, of which our portion was $2,000.  There was approximately no gain or loss associated with this transaction.  On August 25, 2010, we, VRM I and VRM II sold a REO property located in Nevada to an unrelated third party for approximately $1.3 million, of which our portion was $0.1 million.  This transaction resulted in a net loss for us of $4,000.  As of September 30, 2010, we had no residential apartment/condo properties.

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three and nine months ended September 30, 2010 and 2009.

During the three and nine months ended September 30, 2010, our manager received administrative fees of $0.2 million and $0.5 million, respectively, related to the sale of VRM I, VRM II, and our REO properties.  Our pro-rata share of these fees totaled $3,000 and $7,000, respectively.  During the three and nine months ended September 30, 2009, our manager received administrative fees of $0 and $0.5 million, respectively, related to the sale of VRM I, VRM II, and our REO properties.  Our pro-rata share of these fees totaled $0 and $32,000, respectively.  See Note F – Real Estate Held for Sale.

As of September 30, 2010 and December 31, 2009, our manager owned 54,863 of our units.  During the three and nine months ended September 30, 2010, we made liquidating distributions to our manager totaling $8,000 and $58,000, respectively, in accordance with the Plan.  There were no similar distributions during the three and nine months ended September 30, 2009.

In connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which may be drawn upon by the Purchaser should Vestin Group default on its lease obligations and is supported by our restricted cash.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease.  During June 2009, the Purchaser drew $285,000 from the letter of credit.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless for any such withdrawals, including the full amount of the $285,000 drawn to date under the letter of credit.  Vestin Group’s obligation is to make us whole no later than August 2014.  For a discussion of litigation between us, Vestin Group and the building owner, see Note M - Legal Matters Involving The Company.

As of September 30, 2010 and December 31, 2009, we had receivables from our manager totaling approximately $0.3 million, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of September 30, 2010 and December 31, 2009, we owned 114,117 common shares of VRM II, representing approximately 0.86% and 0.84%, respectively, of their total outstanding common stock.

As of September 30, 2010, we owed VRM II $10,000.  As of December 31, 2009, we owed VRM II $33,000.

As of September 30, 2010, we did not owe VRM I or have any receivables from VRM I.  As of December 31, 2009, we owed VRM I $1,000.

As of September 30, 2010 and December 31, 2009, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.72%, respectively, of our total membership units.  During the three and nine months ended September 30, 2010, we made liquidating distributions to inVestin totaling $5,000 and $37,000, respectively, in accordance with the Plan.  There were no similar distributions during the three and nine months ended September 30, 2009.

As of September 30, 2010 and December 31, 2009, Shustek Investments, a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.88% of our total membership units.  During the three and nine months ended September 30, 2010, we made liquidating distributions to Shustek Investments totaling $30,000 and $213,000, respectively, in accordance with the Plan.  There were no similar distributions during the three and nine months ended September 30, 2009.

As of September 30, 2010 and December 31, 2009, Mr. Shustek’s spouse owned 2,963 of our membership units representing less than 1.0% of our total membership units.  During the three and nine months ended September 30, 2010, we made liquidating distributions to Mr. Shustek’s spouse totaling $1,000 and $3,000, respectively, in accordance with the Plan.  There were no similar distributions during the three and nine months ended September 30, 2009.

During the three and nine months ended September 30, 2010, we incurred $4,000 and $12,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.  During the three and nine months ended September 30, 2009, we incurred $2,000 and $26,000, respectively, for legal fees to the law firm of Levine, Garfinkel & Katz.

During the three and nine months ended September 30, 2010, SCORP, Inc. dba Diligent Consulting and Analysis, an entity wholly owned in Daniel B. Stubbs, the former Senior Vice President of Vestin Group, received a consulting fee of approximately $200,000, related to the sale of VRM I, VRM II, and our REO properties.  Our pro-rata share of these fees totaled approximately $3,000 for both periods.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended September 30, 2010.  Based on this review the value of members’ capital accounts was adjusted from $2.47 per unit to $2.28 per unit, as of October 1, 2010.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

Liquidating Distributions

On January 26, 2010, we made an initial liquidating distribution to all Fund Members, in the aggregate amount of approximately $1.0 million, in accordance with the Plan.  In addition, on April 8, 2010 and September 17, 2010, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $0.9 million and $0.3 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.

Redemption Limitation

In accordance with the Plan, our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

NOTE I — NOTES RECEIVABLE

During July 2009, we, VRM I, and VRM II entered into a promissory note, totaling approximately $1.4 million, of which our portion is $82,000, with the borrowers on a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of approximately $0.3 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $0.2 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $82,000 was fully reserved as of September 30, 2010.

During July 2009, we, VRM I, and VRM II entered into a promissory note, totaling approximately $1.3 million, of which our portion is $74,000, with the borrowers on a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of approximately $0.2 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $0.2 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $74,000 was fully reserved as of September 30, 2010.

NOTE J — FAIR VALUE

As of September 30, 2010, financial assets and liabilities, utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets as of September 30, 2010, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 09/30/2010	Carrying Value on Balance Sheet at 09/30/2010
Assets
Investment in marketable securities - related party	$169,000	$--	$--	$169,000	$169,000
Investment in real estate loans	$--	$--	$2,508,000	$2,508,000	$2,548,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from December 31, 2009 to September 30, 2010.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2009 to September 30, 2010.

Investment in real estate loans

Balance on December 31, 2009	$3,291,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(70,000)
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(1,899,000)
Reduction of allowance for loan losses related to sales an d payments of investment in real estate loans	1,164,000
Temporary change in estimated fair value based on future cash flows	22,000
Transfer to Level 1	--
Transfer to Level 2	--

Balance on September 30, 2010, net of temporary valuation adjustment	$2,508,000

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

On November 21, 2005, Desert Land filed a complaint in the state District Court of Nevada against Vestin Group, Vestin Mortgage and Del Mar Mortgage, Inc. which complaint is substantially similar to a complaint previously filed by Desert Land in the United States District Court, which complaint was dismissed by the United States Court of Appeals for the Ninth Circuit, which dismissal was upheld when the United States Supreme Court denied Desert Land’s Writ of Certiorari.  The action was based upon allegations that Del Mar Mortgage, Inc. and/or Vestin Mortgage charged unlawful fees on various loans arranged by them in 1999, prior to the formation of Fund II.  On March 6, 2006, Desert Land amended the state court complaint to name VRM I.  Desert Land alleged that one or more of the defendants had transferred assets to other entities without receiving reasonable value therefore; plaintiffs alleged that defendants had made such transfers with the actual intent to hinder, delay or defraud Desert Land; that such transfers made the transferor insolvent and that sometime between February 27 and April 1, 2003, Vestin Group transferred $1.6 million to VRM I for that purpose.

The state court complaint further alleged that Desert Land was entitled to void such transfers and that pursuant to NRS 112.20, Desert Land was entitled to an injunction to enjoin defendants from further disposition of assets.  Additionally, Del Mar Mortgage, Inc. has indemnified Vestin Group and Vestin Mortgage for any losses and expenses in connection with the action, and Mr. Shustek has guaranteed the indemnification.  In December 2008, this lawsuit was settled.  The settlement had no effect on us.

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

On May 9, 2007, VRM I, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated (“Comerica”) announced that an arrangement had been reached to auction the RightStar assets.  The auction was not successful.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM I, VRM II and Vestin Mortgage and in part to fund the trust’s statutory minimum balances.  VRM I, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others.  The Vestin entities and the State of Hawaii signed a new agreement that would permit the foreclosure to proceed.  On October 12, 2009, the State Court approved the agreement permitting the foreclosure to proceed.  On January 25, 2010, the Circuit Court of the First Circuit for the State of Hawaii confirmed the right of VRM I, VRM II and Vestin Mortgage, to acquire through foreclosure the RightStar assets.  On June 29, 2010, the First Circuit for the State of Hawaii issued its final order allowing the foreclosure.  On July 13, 2010, VRM I, VRM II and Vestin Mortgage completed the foreclosure of these properties and classified them as REO.

VRM I, VRM II and Vestin Mortgage, Inc. (“Defendants”) were defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who alleged, among other things, that they were wrongfully denied roll-up rights in connection with the merger of Fund I into VRM I and Fund II into VRM II.  The court certified a class of all former Fund I unit holders and Fund II unit holders who voted against the merger of Fund I into VRM I and Fund II into VRM II.  The trial began in December 2009 and concluded in January 2010.  On February 11, 2010, the Defendants were notified of a Tentative Statement of Decision, in their favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  The Court entered final judgment for the Defendants on March 18, 2010.  Defendants and Plaintiffs agreed to a post-judgment settlement by which Plaintiffs agreed to not appeal the judgment in consideration of a waiver by the Defendants of any claim to recover actual court costs from the Plaintiffs.  The Court granted final approval of this settlement of post-judgment rights on July 9, 2010.

VRM I, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) were defendants in a civil action filed by approximately 25 separate plaintiffs (“Plaintiffs”) in District Court for Clark County, Nevada (the “Nevada Lawsuit”).  The Plaintiffs alleged, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund I into VRM I.  The action sought monetary and punitive damages.  The court dismissed the claim for punitive damages.  On September 8, 2010, the parties agreed to settle the case.  The Settlement Agreement provides for the settlement and complete release of all claims against the Defendants.  The settlement was made without admission of liability by Defendants.

VRM II, Vestin Mortgage, Inc. and Michael V. Shustek (“Defendants”) were defendants in a civil action filed by 88 sets of plaintiffs representing approximately 138 individuals (“Plaintiffs”), in District Court for Clark County, Nevada (the “Nevada Lawsuit”).  The Plaintiffs alleged, among other things, that Defendants: breached certain alleged contractual obligations owed to Plaintiffs; breached fiduciary duties supposedly owed to Plaintiffs; and misrepresented or omitted material facts regarding the conversion of Fund II into VRM II.  The action sought monetary and punitive damages.  The court dismissed the claim for punitive damages.  On September 8, 2010, the parties agreed to settle the case.  The Settlement Agreement provides for the settlement and complete release of all claims against the Defendants.  The settlement was made without admission of liability by Defendants.

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

On October 19, 2010, we, VRM I and VRM II completed our foreclosure of a non-performing land loan, with a balance of approximately $3.2 million, of which our portion was approximately $0.5 million, and classified the property as REO.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report on Form 10-K, Part II, Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 2009 and our quarterly report filed on Form 10-Q for the three months ended March 31, 2010 and six months ended June 30, 2010.

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

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We currently anticipate that the liquidation will be substantially completed by the second half of 2014.  During January 2010, April 2010 and September 2010, we made liquidating distributions to all Fund Members in accordance with the Plan.  The amount distributed to each Member of the Fund was calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of September 30, 2010, we had three loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $1.7 million, net of allowance for loan losses of approximately $0.5 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $2.1 million or 45% of our total assets as of September 30, 2010, as compared to approximately $2.8 million or 39% of our total assets as of December 31, 2009.  At September 30, 2010, non-performing assets consisted of approximately $0.4 million of REO and approximately $1.7 million of non-performing loans, net of allowance for loan losses.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We believe that the significant level of our non-performing assets is a direct result of the deterioration of the economy and credit markets.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which, until the approval of the Plan, entailed more lenient underwriting standards and expedited loan approval procedures.  Moreover, real estate values in the principal markets in which we operate declined dramatically, which in many cases eroded the current value of the security underlying our loans.

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

As of September 30, 2010, our loan-to-value ratio was 93.16%, net of allowances for loan losses, on a weighted average basis, generally using updated appraisals.  Additional significant increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will continue to have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio has been affected by declining real estate values, which have eroded the market value of our collateral.

As of September 30, 2010, we have provided a specific reserve allowance for two non-performing loans and five performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

As of September 30, 2010, our loans were in the following states: Arizona, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Total revenues	$14,000	$40,000	$98,000	$206,000
Total operating expenses	75,000	968,000	279,000	1,793,000
Non-operating income (loss)	(275,000)	5,000	(274,000)	18,000
Loss from real estate held for sale	(28,000)	(771,000)	(180,000)	(2,114,000)

NET LOSS	$(364,000)	$(1,694,000)	$(635,000)	$(3,683,000)

Net loss allocated to members per weighted average membership units	$(0.18)	$(0.84)	$(0.31)	$(1.76)

Weighted average membership units	2,024,424	2,024,424	2,024,424	2,097,580

Annualized rate of return to members (a)	-7.07%	-32.91%	-4.16%	-23.27%

Liquidating distributions (b)	$300,000	$--	$2,151,000	$--

Liquidating distributions per weighted average membership units	$0.15	$--	$1.06	$--

Weighted average term of outstanding loans	24 months	24 months	24 months	24 months

(a)

The annualized rate of return to members is calculated based upon the net GAAP income allocated to members per weighted average unit as of September 30, 2010 and 2009, divided by the number of days during the period (92 and 273 days for the three and nine months ended September 30, 2010 and 2009, respectively) and multiplied by 365 days, then divided by the weighted average cost per unit ($10.09 for each period, respectively).

(b)

In accordance with the Plan.

Comparison of Operating Results for the three months ended September 30, 2010, to the three months ended September 30, 2009.

Total Revenues:  For the three months ended September 30, 2010, total revenues were $14,000 compared to $40,000 during the three months ended September 30, 2009, a decrease of $26,000 or 65%.  Revenues were primarily affected by the decrease in interest income as follows:

•

Interest income from investments in real estate loans decreased $26,000 during the three months ended September 30, 2010, compared to the same period in 2009.  This decrease in interest income is mainly due to the decrease in our portfolio of performing real estate loans, which declined from seven loans totaling approximately $2.5 million as of September 30, 2009, to five loans totaling approximately $1.5 million as of September 30, 2010.  Our revenue is dependent upon the balance of our performing loans and the interest earned on these loans.  In addition, the weighted average interest rate on our performing loans has decreased from 8.41% as of September 30, 2009 to 2.59% as of September 30, 2010.  This decline is a result of current market conditions in the lending industry, the level of non-performing assets in our portfolio, the reduction of interest rates through TDR and the liquidation of our assets pursuant to the Plan.  Once a performing loan is paid in full or sold, the proceeds will not be used to invest in new loans.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Operating Expenses:  For the three months ended September 30, 2010, total operating expenses were $75,000 compared to approximately $968,000 during the three months ended September 30, 2009, a decrease of $893,000 or 92%.  Expenses were primarily affected by the following factor:

•

During the three months ended September 30, 2010, we did not recognize a provision for loan loss, compared to provision for loan losses during the three months ended September 30, 2009 totaling $887,000.  This decrease is in part due to the fact we have less loans in our loan portfolio as of September 30, 2010 compared to September 30, 2009.  As of September 30, 2009, the ratio of total allowance for loan loss to total loans was 38%.  As of September 30, 2010, the ratio of total allowance for loan loss to total loans was 30%.  As of September 30, 2009, none of our loans were fully impaired, compared to two loans totaling approximately $0.6 million as of September 30, 2010.  Our provision for loan losses for the three months ended September 30, 2010 has gone down compared to the same period in 2009 and the ratio of total allowance for loan losses to total loans has gone down as well.  It is premature at this time for us to determine whether or not the decrease in this ratio is indicative of a trend.  As we liquidate our assets in the future, we expect our provisions for loan losses to decrease due to the fact we will have less loans.  See “Specific Reserve Allowances” in Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Non-Operating Income (Loss):  For the three months ended September 30, 2010, total non-operating loss was $275,000 compared to income of $5,000 during the three months ended September 30, 2009, a change of $280,000 or 5,600%.  During the three months ended September 30, 2010, we recognized an impairment of our marketable securities – related party of $275,000.  There was no such impairment during the same period in 2009.

Total Loss from Real Estate Held for Sale:  For the three months ended September 30, 2010, total losses from REO were $28,000 compared to $771,000 during the three months ended September 30, 2009, a decrease of approximately $743,000 or 96%.  The loss from real estate held for sale, during the three months ended September 30, 2009, is mainly due to the write-down on four of our REO properties totaling $741,000; there were no write-downs on our REO properties during the three months ended September 30, 2010.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the nine months ended September 30, 2010, to the nine months ended September 30, 2009.

Total Revenues:  For the nine months ended September 30, 2010, total revenues were $98,000 compared to $206,000 during the nine months ended September 30, 2009, a decrease of $108,000 or 52%.  Revenues were primarily affected by the following factor:

•

Interest income from investments in real estate loans decreased to approximately $73,000 during the nine months ended September 30, 2010, compared to approximately $154,000 during the same period in 2009, primarily due to the same factors discussed above in Total Revenues for the three months ended September 30, 2010.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Consolidated Financial Statements included in Part I, Item 1 Consolidated Financial Statements of this Interim Report Form 10-Q.

Total Operating Expenses:  For the nine months ended September 30, 2010, total operating expenses were approximately $0.3 million compared to approximately $1.8 million during the nine months ended September 30, 2009, a decrease of approximately $1.5 million or 84%.  Expenses were primarily affected by the following factor:

•

During the nine months ended September 30, 2010, we recognized a provision for loan loss totaling $70,000, compared to approximately $1.5 million for the same period in 2009.  See the discussion above under Total Operating Expenses for the three months ended September 30, 2010 for further information about our operating expenses.  In addition, see “Specific Reserve Allowances” in Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Total Non-Operating Income (Loss):  For the nine months ended September 30, 2010, total non-operating loss was $274,000 compared to income of $18,000 during the nine months ended September 30, 2009, a change of $292,000 or 1,622%.  This change is mainly due to the factors discussed above in Total Non-Operating Income (Loss) for the three months ended September 30, 2010.

Total Loss from Real Estate Held for Sale:  For the nine months ended September 30, 2010, total losses from real estate held for sale were approximately $0.2 million compared to approximately $2.1 million during the nine months ended September 30, 2009, a decrease of approximately $1.9 million or 91%.  The loss from real estate held for sale is mainly due to the write-down on nine of our REO properties totaling approximately $2.0 million, during the nine months ended September 30, 2009, and write-downs of $120,000 on three REO properties during the nine months ended September 30, 2010.  In addition, during the nine months ended September 30, 2009, we recorded a net loss on sale of our REO properties of $28,000 compared to a net loss of $4,000 during the nine months ended September 30, 2010.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended September 30, 2010.  Based on this review the value of members’ capital accounts was adjusted from $2.47 per unit to $2.28 per unit, as of October 1, 2010.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Liquidating Distributions:  At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the SEC pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.  On January 26, 2010, April 8, 2010 and September 17, 2010, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million and $0.3 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

During the nine months ended September 30, 2010, net cash flows used in operating activities totaled $188,000.  Operating cash flows were adversely impacted by the decrease in our investments in real estate loan activity.  Cash flows related to investing activities consisted of cash provided by loan payoffs, sales of real estate loans and proceeds for sales of REO of approximately $0.8 million.  Cash flows used for financing activities consisted of cash used for members’ liquidating distributions of approximately $2.2 million.

At September 30, 2010, we had approximately $0.4 million in unrestricted cash, $0.2 million in marketable securities – related party and approximately $4.7 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  The principal amount due to us from this Borrower was $11.6 million.  An unaffiliated lender is claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the priority of the security interest has been filed with the Bankruptcy Court on our behalf; however, the Court has not yet ruled on our motion.  Management believes the amount we will recover from the proceeds of the bankruptcy sale will be approximately $0.2 million and an account receivable in such amount has been recorded on our balance sheet.

In addition to the foregoing assets, as of September 30, 2010, we had $0.7 million in restricted cash, which relates to a cash deposit held as collateral by a banking institution to support rent payments on the property we sold during November 2006.  The requirement for the deposit expires at the end of the lease on August 31, 2014.  Vestin Group, the parent of our manager, was previously our tenant in the building we owned in Las Vegas, Nevada.  In connection with the sale of such building, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which may be drawn upon by the Purchaser should Vestin Group default on its lease obligations and is supported by our restricted cash.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease.  During June 2009, the Purchaser drew $285,000 from the letter of credit.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless for any such withdrawals, including the full amount of the $285,000 drawn to date under the letter of credit.  Vestin Group’s obligation is to make us whole no later than August 2014.

For a discussion of litigation between us, Vestin Group and the building owner, see Note M - Legal Matters Involving The Company of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

On January 26, 2010, April 8, 2010 and September 17, 2010, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million and $0.3 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of September 30, 2010 and December 31, 2009, we had investments in eight and 10 real estate loans with a balance of approximately $3.6 million and $5.5 million, respectively.  In accordance with the Plan, we will no longer invest in new loans.

As of September 30, 2010, we had three loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $1.7 million, net of allowance for loan losses of approximately $0.5 million, which does not include the allowances of approximately $0.6 million relating to the decrease in the property value for performing loans as of September 30, 2010.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of September 30, 2010, we have provided a specific reserve related to two non-performing loans and five performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager, totaling approximately $1.1 million.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  As of November 10, 2010, we believe any continuing declines in real estate values will adversely affect the value of the collateral securing our real estate loans as well as the market value of our REO.

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

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and REO totaling approximately $1.7 million and $0.4 million, respectively, as of September 30, 2010, compared to approximately $2.0 million and $0.8 million, respectively, as of December 31, 2009.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our REO.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the nine months ended September 30, 2010, refer to Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Real Estate Held for Sale

At September 30, 2010, we held four properties with a total carrying value of approximately $0.4 million, which were acquired through foreclosure and recorded as investments in REO.  Our investments in REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.  For additional information on our investments in REO, refer to Note F – Real Estate Held for Sale of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

As of September 30, 2010, we had no contractual obligations.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at September 30, 2010, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$57,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$283,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$565,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(57,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(283,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(565,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2010, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

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

See Item 4T below.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our manager, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our manager carried out an evaluation, under the supervision and with the participation of our manager’s CEO and CFO, as of September 30, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our manager’s evaluation, our manager’s CEO and CFO concluded that, as of September 30, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our manager, including their CEO and their CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, management has identified changes to improve its control environment that are reasonable likely to materially affect our internal controls over financial reporting.  In particular, the manager has made personnel changes in the accounting, finance and administrative areas.  As part of an effort to reduce general and administrative expenses, Rocio Revollo was replaced as the Chief Financial Officer of our manager on May 21, 2010.  At that time, Michael V. Shustek became the Interim Chief Financial Officer and Strategix Solutions, LLC immediately identified two additional personnel to complete many of Ms. Revollo’s responsibilities.  With the availability of additional personnel, internal controls over financial reporting have been further enhanced including segregation of duties and an improved review of the foreclosure accounting and reporting process.  Our manager plans to continue to review and make changes to the overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to enhance the overall internal control over financial reporting.

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

Holders

As of November 10, 2010, approximately 505 unit holders held 2,024,424 units in the Company.

Liquidation Distribution Policy

On January 26, 2010, we made an initial liquidating distribution to all Fund Members, in the aggregate amount of approximately $1.0 million, in accordance with the Plan.  In addition, on April 8, 2010 and September 17, 2010, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $0.9 million and $0.3 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

We intend to make Liquidating Distributions on a quarterly basis in accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  We will distribute to our members the net proceeds we receive from the payoff of our outstanding real estate loans and the net proceeds we receive from the sale of our REO, in each case, less the reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  A final Liquidating Distribution will be made after we have completed the winding up of our business operations and made appropriate provision for any remaining obligations.

We anticipate that the liquidation of our real estate loans may take two or more years and the sale of foreclosed properties may take five or more years, with the liquidation process being substantially completed by the second half of 2014.  There are a number of factors that could delay our anticipated timetable, including the following:

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

Date:  November 10, 2010