Form 10-K
period 2010-12-31
VESTIN FUND III LLC
filed 2011-04-04
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-105017

VESTIN FUND III, LLC
(Exact name of registrant as specified in its charter)

NEVADA	87-0693972
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8880 WEST SUNSET ROAD, SUITE 200, LAS VEGAS, NEVADA 89148
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
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 4, 2011, the Company had 2,024,424 units outstanding.

PART I

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2010, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On January 26, 2010, April 8, 2010 and September 17, 2010, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million and $0.3 million, respectively, in accordance with the Plan.  To date, no subsequent distributions have been made as sufficient funds have not been available.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, who is our manager (the “manager” or “Vestin Mortgage”).  On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”), which Vestin Group owns a significant majority of, that has continued the business of brokerage, placement and servicing of real estate loans.  Effective February 14, 2011, the business of brokerage and placement of real estate loans will be performed by affiliated or non-affiliated mortgage brokers, which includes Advant Mortgage, LLC (“Advant”), a licensed Nevada mortgage broker, the significant majority of which is beneficially owned by Michael V. Shustek.

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

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and VRM II.  The CFO of our manager and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As used herein, “management” means our manager, its manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

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

The loans we invested in were selected for us by our manager from among loans originated by affiliated or non-affiliated mortgage brokers.  When a mortgage broker originated a loan for us, that entity identified the borrower, processed the loan application and brokered and sold, assigned, transferred or conveyed the loan to us.  We believed that our loans were attractive to borrowers because of the expediency of our manager’s loan approval process, which took about ten to twenty days.  For additional information regarding our current loan and real estate held for sale activity see Note D – Investments in Real Estate Loans and Note F – Real Estate Held for Sale of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Employees

We have no employees.  Our manager, has provided and will continue to provide most of the employees necessary for our operations, except as described below regarding Strategix Solutions, LLC.  As of December 31, 2010, the Vestin entities had a total of 11 full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and VRM II.  The CFO of our manager and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As of December 31, 2010, Strategix Solutions dedicates to us a total of three employees.

Available Information

Our Internet website address is http://www.vestinmortgage.com/Products/Product_FundIII.aspx.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available through the SEC’s Electronic Data Gathering, Analysis and Retrieval website (“EDGAR”)  at  http://www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=0001230634&owner=include, after such material is electronically filed with or furnished, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, to the SEC.  Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operations of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.  Information contained on our website does not constitute a part of this Annual Report on Form 10-K.

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

As of December 31, 2010, non-performing assets totaled approximately $2.1 million, representing approximately 64% of our total members’ equity and 48% of our total assets.  Non-performing assets included approximately $1.3 million in non-performing loans, net of allowance for loan losses of approximately $0.4 million, which does not include allowances of approximately $0.5 million relating to the decrease in the property value for performing loans, and approximately $0.8 million of real estate held for sale.  We believe the high level of non-performing assets is largely attributable to difficulties in the real estate and credit markets.  At this time, we are not able to predict how long such difficult economic conditions will continue.

As of December 31, 2010, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.  The success of a borrower’s ability to repay its real estate loan obligation in a large lump-sum payment may be dependent upon the borrower’s ability to refinance the obligation or otherwise raise a substantial amount of cash.  We are of the opinion that problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets since the summer of 2007 have reduced the availability of credit for many prospective borrowers.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary to pay back our loans.

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

Real estate markets in the states where we operate, including Oregon, Arizona, Texas and Nevada, have been adversely affected by declining values, increased rates of default on loans secured by real estate and constraints in the credit markets.  These conditions may continue for several years.  The amount of proceeds we are able to generate from the sale of real estate that we own may be adversely affected by such conditions.  While we will not be required to complete the sales of such properties in any specific time frame, a prolonged recession in real estate will likely have the effect of reducing the proceeds we generate from such sales and the amounts we have available to pay as liquidating distributions to Members.

There can be no assurances concerning the prices at which our real estate held for sale will be sold.

Real estate market values are constantly changing and fluctuate with changes in interest rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and other factors that are generally beyond our control.  During the past three years, real estate values in our principal markets have declined significantly.  As a result, the actual prices at which we are able to sell our real estate held for sale may be less than the amounts we anticipate, which would result in a reduction in the amount we expect to distribute to our members.  The amount available for distributions may also be reduced if the expenses we incur in selling our real estate held for sale are greater than anticipated.

We may not meet the anticipated timing for the Dissolution and Liquidation.

On January 26, 2010, April 8, 2010 and September 17, 2010, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million and $0.3 million, respectively, in accordance with the Plan.  To date, no subsequent distributions have been made as sufficient funds have not been available.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

We are working toward the sale of our remaining assets and the winding up of our remaining business.  We expect that the Company will make distributions as cash becomes available subject to us covering our on-going expenses and existing and future obligations.  Our manager currently is planning on establishing a reserve and we currently have approximately $0.5 million in unrestricted cash.  No assurance can be given as to the amounts to be distributed or the timing of distributions.  The Company will make a final liquidating distribution after we have completed the winding up of our business operations and made appropriate provision for any remaining obligations.

There is no time period required by the Plan, our Operating Agreement or law within which the Company must wind up its affairs and complete its liquidation.  During the process of winding up, the Manager will have the discretion to extend the maturity date of any loan in accordance with the terms of the loan.  We anticipate that the liquidation of our real estate loans may take two or more years and the sale of foreclosed properties may take five or more years, with the Dissolution process being substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2010, the financial statements are presented assuming the Fund will continue as a going concern.

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

Under Nevada law, if we are unable to meet our obligations to third parties, then each member who received liquidating distributions could be held liable for payment to our creditors for their pro rata share of the amounts due such creditors.  The liability of any member would be limited to the amount of such liquidating distributions previously received by such member from us.  Accordingly, in such event, a member could be required to return all such distributions received from the Company.  If a member has paid taxes on liquidating distributions previously received, a repayment of all or a portion of such amount could result in a member incurring a net tax cost if the member’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.  Any contingency reserve established by us may not be adequate to cover any expenses and liabilities.  As of December 31, 2010, our total liabilities were approximately $1.1 million.  We intend to establish a reserve to pay all outstanding obligations before the Company is dissolved.  The amount of the reserve may be increased or decreased by our manager based upon its evaluation of the amounts necessary to meet our obligations.

We will continue to incur claims, liabilities and expenses, which will reduce the amount available for distribution to members.

We will continue to incur claims, liabilities, and expenses as we wind down.  These expenses and liabilities will reduce the amount ultimately available for distribution to our members.

ADDITIONAL RISKS RELATED TO OUR BUSINESS

Investments in second deeds of trust and wraparound loans are subject to the rights of the first deed of trust.

As of December 31, 2010, approximately $0.8 million  or 28% of our loans were secured by second deeds of trust.  In a second deed of trust, our rights as a lender, including our rights to receive payment on foreclosure, will be subject to the rights of the first deed of trust.  Because both of these types of loans are subject to the first deed of trust’s right to payment on foreclosure, we incurred a greater risk when we invested in these types of loans and we may not be able to collect the full amount of our loan and may provide an allowance for the full amount of the loan.  When funded, such loans constituted less than 10% of our loans.  The percentage of our loans in second deeds of trust have increased primarily due to the decrease in loans secured by first deeds of trust through sales, foreclosures and modifications.  As of December 31, 2010, one of our three loans secured by second deeds of trust was considered non-performing.  This non-performing loan totaled $14.0 million, of which our portion is $0.2 million.  In addition, all three of these second position loans had an allowance for loan loss of approximately $18.2 million, of which our portion is approximately $0.6 million.

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

Under applicable environmental laws, any owner of real property may be fully liable for the costs involved in cleaning up any contamination by materials hazardous to the environment.  Even though we might be entitled to indemnification from the person that caused the contamination, there is no assurance that the responsible person would be able to indemnify us to the full extent of our liability.  Furthermore, we may incur court and administrative expenses for which we may not be entitled to indemnification.

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

Our success depends in part upon the continued contributions of Michael V. Shustek, Chief Executive Officer and Managing Member of our manager.  Mr. Shustek has extensive experience in our line of business, extensive market contacts and familiarity with our Company.  If Mr. Shustek was to cease his employment with our manager, he might be difficult to replace and our operating results could suffer.  None of the key personnel of our manager is subject to an employment, non-competition or confidentiality agreement with our manager or us, and we do not maintain “key man” life insurance policies on any of them.  Competition for personnel is intense, and we cannot be assured that we will be successful in attracting and retaining skilled personnel.  If our manager were unable to attract and retain key personnel, the ability of our manager to make prudent decisions on our behalf may be impaired.

Any indemnification of our manager by us will decrease the amount available for distribution.

Pursuant to our Operating Agreement, we may be required to indemnify our manager or its affiliates, agents, or attorneys from any action, claim or liability arising from any act or omission made in good faith and in performance of its duties under the Operating Agreement.  The availability of such indemnification may reduce the amount of funds we have available for distribution.  We do not have an independent board of directors to review and approve any proposed indemnification of our manager pursuant to the Operating Agreement.

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

Our manager is also the manager of VRM I and VRM II, companies with investment objectives similar to ours.  Our manager and Mr. Shustek, who indirectly owns a significant majority of our manager, anticipate that they may also sponsor other real estate programs which had investment objectives similar to ours.  As a result, our manager and Mr. Shustek may have conflicts of interest in allocating their time and resources between our business and other activities.  During times of intense activity in other programs and ventures, our manager and its key people will likely devote less time and resources to our business than they ordinarily would.  Our Operating Agreement does not specify a minimum amount of time and attention that our manager and its key people are required to devote to our company.  Thus, our manager may not spend sufficient time managing our operations, which could result in our not meeting our investment objectives.

We have incurred losses as a result of our manager’s parent defaulting on a lease obligation, thereby triggering certain obligations under an outstanding letter of credit.

Vestin Group, the parent of our manager, was previously our tenant in a building we owned in Las Vegas, Nevada.  In connection with the sale of such building, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations.  The Purchaser drew $285,000 from the letter of credit in 2009.  In November 2010, the Purchaser drew the remaining $700,000 from the letter of credit, for payment of certain amounts due under its lease.  Vestin Group has been engaged in litigation with the Purchaser with respect to the lease.    In February 2011, the court granted judgment to the Purchaser.  No written judgment or order has been issued by the court and Vestin Group has motioned for reconsideration.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless in the event that the Purchaser drew upon the letter of credit.  Nonetheless, a continuation of the dispute between Vestin Group and the Purchaser could result in our suffering the full loss of the letter of credit, which may not be immediately or fully reimbursed.  Our manager is required to reimburse us for the full $985,000, before August 2014.   For a discussion of litigation between Vestin Group and the building owner, see Note M - Legal Matters Involving The Company in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our manager shares office facilities in Las Vegas, Nevada through a sublease with its parent corporation, Vestin Group.  In March, 2010, Vestin Group entered into a ten-year lease agreement with a borrower for office facilities in Las Vegas, Nevada.

We previously owned an approximately 42,000 square foot office building in Las Vegas, Nevada, that was sold to an unrelated third party in November 2006.  This building was leased to our parent corporation Vestin Group and the lease agreement governing this property expires in August 2014.  For a discussion of litigation between Vestin Group and the building owner, see Note M - Legal Matters Involving The Company in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Note M - Legal Matters Involving The Manager and Note N - Legal Matters Involving The Company in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.

ITEM 4.	REMOVED AND RESERVED

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for the trading of units.

Holders

As of April 4, 2011, approximately 504 unit holders held 2,024,424 units in the Company.

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

We anticipate that the liquidation of our real estate loans will take more than two years and the sale of foreclosed properties may take five or more years, with the Dissolution process being substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2010, the financial statements are presented assuming the Fund will continue as a going concern.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

	Balance at December 31,
Vestin Fund III, LLC	2010	2009

Balance Sheet Data:

Investments in real estate loans (net of allowance)	$1,658,000	$3,353,000
Cash and cash equivalents and marketable securities-related party	$610,000	$2,126,000
Cash - restricted	$--	$700,000
Real estate held for sale	$820,000	$835,000
Investment in real property (net of depreciation)	$--	$--
Total assets	$4,341,000	$7,266,000
Total liabilities	$1,097,000	$1,040,000
Members’ equity	$3,244,000	$6,226,000

	2010	2009

Income Statement Data:

Revenues	$106,000	$245,000
Operating expenses	635,000	2,234,000

Operating loss	(529,000)	(1,989,000)
Non-operating income (loss)	(274,000)	21,000
Loss from real estate held for sale	(222,000)	(2,630,000)

Net loss	$(1,025,000)	$(4,598,000)

Loss from operations per weighted average membership units	$(0.26)	$(0.96)
Net loss per weighted average membership units	$(0.51)	$(2.21)
Cash distributions per weighted average membership units	$--	$--
Weighted average membership units	2,024,424	2,079,141

The information in this table should be read in conjunction with the accompanying audited financial statements and notes to the financial statements included elsewhere in this document.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2010, and December 31, 2009.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, Part I, Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.  In light of the decision in July 2009 to liquidate the Company, our historical operating results should not be viewed as indicative of future operating results.

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

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results should not be viewed as indicative of future results as we implement the Plan.  We currently anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2010, the financial statements are presented assuming the Fund will continue as a going concern. Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to reasonable reserve established to provide for payment of the Company’s ongoing expenses and contrast liabilities.  Our manager has established a reserve to cover our on-going expenses and future obligations.  As of December 31, 2010, our unrestricted cash was approximately $0.5 million.

On January 26, 2010, April 8, 2010 and September 17, 2010, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million and $0.3 million, respectively, in accordance with the Plan.  To date, no subsequent distributions have been made as sufficient funds have not been available.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of December 31, 2010, we had two loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $1.3 million, net of allowance for loan losses of approximately $0.4 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $2.1 million or 48% of our total assets as of December 31, 2010, as compared to approximately $2.8 million or 39% of our total assets as of December 31, 2009.  At December 31, 2010, non-performing assets consisted of approximately $0.8 million of real estate held for sale and approximately $1.3 million of non-performing loans, net of allowance for loan losses.  One of the real estate held for sale properties generated net income from guarantors totaling $1,000 during the year ended December 31, 2010.  None of the other properties held for sale generated net income during such time period.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

As of December 31, 2010, our loan-to-value ratio was 96.06%, net of allowances for loan losses, on a weighted average basis generally using updated appraisals.  Additional marked increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will continue to have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio is primarily a result of declining real estate values, which have eroded the market value of our collateral.

As of December 31, 2010, we have provided a specific reserve allowance for two non-performing loans and three performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

As of December 31, 2010, our loans were in the following states: Arizona, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

The Year Ended December 31, 2010 Compared To the Year Ended December 31, 2009

Total Revenues:  For the year ended December 31, 2010, total revenues were approximately $0.1 million compared to approximately $0.2 million during the year ended December 31, 2009, a decrease of $0.1 million or 57%.  Revenues were primarily affected by the following factors:

•
Interest income from investments in real estate loans decreased to approximately $81,000 during the year ended December 31, 2010, compared to approximately $191,000 during the same period in 2009.  This decrease is primarily due to the decrease in the balance of our investment in real estate loans and the interest earned on these loans during the year ended December 31, 2010 compared to the year ended December 31, 2009.  In addition, we foreclosed upon one non-performing loan and classified it as real estate held for sale, totaling approximately $0.5 million.  As of December 31, 2010, our investment in real estate loans was approximately $2.7 million compared to our investment in real estate loans of approximately $5.5 million as of December 31, 2009.  We anticipate this downward trend in interest income to continue as we liquidate the Company pursuant to the Plan, as we will no longer invest in new loans.  Interest income has also been adversely affected by the level of non-performing assets in our portfolio.  We expect all of these factors will continue to have an adverse effect upon our operating results during 2011.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

•
During the year ended December 31, 2009, we recognized a gain related to the pay off of an investment in real estate loan of approximately $51,000.  No similar gain was recognized during the year ended December 31, 2010.

Total Operating Expenses:  For the year ended December 31, 2010, total operating expenses were approximately $0.6 million compared to approximately $2.2 million during the year ended December 31, 2009, a decrease of approximately $1.6 million or 72%.  Expenses were primarily affected by the allowance for loan losses.  During the year ended December 31, 2010, we recognized approximately $0.3 million in provision for loan loss on four investments in real estate loans.  For the year ended December 31, 2009, we recognized approximately $1.9 million in provision for loan loss on 12 investments in real estate loans.

Total Non-Operating Income (Loss):  For the year ended December 31, 2010, total non-operating loss was $274,000 compared to total non-operating income of approximately $21,000 during the year ended December 31, 2009, which was due substantially to the recognition of an other than temporary impairment of our marketable securities-related party, totaling approximately $0.2 million during the year ended December 31, 2010.  We had no similar loss during the same period in 2009.

Total Loss from Real Estate Held for Sale:  For the year ended December 31, 2010, total loss from real estate held for sale was approximately $0.2 million compared to approximately $2.6 million for the year ended December 31, 2009.  The loss from real estate held for sale is mainly due to the write-down on four real estate held for sale properties of approximately $0.1 million during the year ended December 31, 2010.  During the year ended December 31, 2009, total write-downs on real estate held for sale was approximately $2.3 million on 11 real estate held for sale properties.  In addition, we recorded a net loss on sale of real estate held for sale of approximately $5,000 on one property we sold during the year ended December 31, 2010.  For additional information see Note F – Real Estate Held for Sale of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Distributions to Members:  The following is a schedule of distributions made to members for the year ended December 31, 2010 and 2009.

	For the Year Ended December 31,
	2010	2009

Distribution of net income available for distribution	$--	$--
Reduction to working capital due to net loss	(1,025,000)	--
Distribution in excess of net income available for distribution	3,176,000	--
Total distributions	$2,151,000	$--

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

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities.  The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Year Ended December 31,
	2010	2009
Distribution of net income available for distribution	$--	$--
Distribution of working capital	--	--
Increase (Reductions) to working capital	733,000	(390,000)
Realized net loss on foreclosure of loans	--	--
Provision of doubtful accounts related to receivables	8,000	4,000
Gain on sale of real estate held for sale	--	(26,000)
Loss on sale of real estate held for sale	5,000	241,000
Change in operating assets and liabilities:
Interest receivable	(6,000)	10,000
Accounts payable	11,000	(80,000)
Due to related parties	(765,000)	(315,000)
Other assets	(4,000)	--
Net cash used by operating activities	$(1,043,000)	$(556,000)
Net cash provided by investing activities	$1,711,000	$2,274,000
Net cash used by financing activities	$(2,103,000)	$(1,322,000)

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended December 31, 2010.  Based on this review the value of members’ capital accounts was adjusted from $2.28 per unit to $1.60 per unit, as of January 1, 2011.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions:  At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the SEC pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.  As of July 2, 2009, the total redemptions made from inception were approximately $10.4 million.  For additional information regarding members redemptions, see Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Total Loss from Real Estate Held for Sale:  For the year ended December 31, 2009, total loss from real estate held for sale was approximately $2.6 million compared to approximately $3.5 million for the year ended December 31, 2008.  The loss from real estate held for sale is mainly due to the write-down on 11 real estate held for sale properties of approximately $2.3 million during the year ended December 31, 2009.  During the year ended December 31, 2008, total write-downs on real estate held for sale was approximately $3.3 million on eight real estate held for sale properties.  In addition, we recorded a net loss on sale of real estate held for sale ofapproximately $0.2 million on five properties we sold during the year ended December 31, 2009.  For additional information see Note F – Real Estate Held for Sale of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities.  The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Year Ended December 31,
	2009	2008
Distribution of net income available for distribution	$--	$--
Distribution of working capital	--	689,000
Reductions to working capital	(390,000)	(2,558,000)
Realized net loss on foreclosure of loans	--	2,280,000
Provision of doubtful accounts related to receivables	4,000	28,000
Gain on sale of real estate held for sale	(26,000)	30,000
Loss on sale of real estate held for sale	241,000	38,000
Change in operating assets and liabilities:
Interest receivable	10,000	152,000
Accounts payable	(80,000)	10,000
Due to related parties	(315,000)	66,000
Other assets	--	3,000
Net cash provided (used) by operating activities	$(556,000)	$738,000
Net cash provided by investing activities	$2,274,000	$1,487,000
Net cash used by financing activities	$(1,322,000)	$(3,461,000)

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

During the year ended December 31, 2010, net cash flows used in operating activities approximated $1.0 million.  Operating cash flows were adversely impacted by the decrease in interest income of approximately $0.1 million, related to the decrease in our investments in real estate loans during the year ended December 31, 2010, compared to the same period in 2009.  In addition, we incurred approximately $0.2 million in write-downs on real estate held for sale and approximately $0.3 million in provisions for loan losses during the year ended December 31, 2010.  These write-downs and allowances represent the decreases in the fair value of these properties, which are expected to affect the amount of proceeds we will receive from future sales of these assets.  Cash flows related to investing activities consisted of cash provided by loan payoffs, loan sales and sales of real estate held for sale of approximately $1.7 million.  In addition, our restricted cash was reduced by $700,000, which we used to reimburse a bank for a letter of credit that it had drawn upon.  Cash flows used for financing activities consisted of cash used for members’ redemptions of approximately $2.1 million.

At December 31, 2010, we had approximately $0.5 million in unrestricted cash, $0.2 million in marketable securities – related party and approximately $4.3 million in total assets.  We intend to meet short-term working capital needs through a contingency reserve, pursuant to the Plan.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  In the interim, a settlement was reached with the unaffiliated lender wherein we, VRM I and VRM II will receive approximately $2.7 million, of which our portion equals $0.2 million.

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

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of December 31, 2010, we had investments in five real estate loans with a balance of approximately $2.7 million as compared to investments in 10 real estate loans, as of December 31, 2009, with a balance of approximately $5.5 million.  In accordance with the Plan, we will no longer invest in new loans.

As of December 31, 2010, we had two loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $1.3 million, net of allowance for loan losses of approximately $0.4 million, which does not include the allowances of approximately $0.6 million relating to the decrease in the property value for performing loans as of December 31, 2010.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of December 31, 2010, we have provided a specific reserve related to two non-performing loans and three performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager, totaling approximately $1.0 million.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  As of April 4, 2011, we believe we may continue to experience declining book values in investments in real estate loans and real estate held for sale.

During the year ended December 31, 2010, we foreclosed upon one property, totaling approximately $0.5 million, net of allowance for loan loss, and classified it as real estate held for sale.  For additional information on our investments in real estate loans, refer to Note D – Investments In Real Estate Loans and Note F – Real Estate Held for Sale of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and real estate held for sale totaling approximately $1.3 million and $0.8 million, respectively, as of December 31, 2010, compared to approximately $2.0 million and $0.8 million, respectively, as of December 31, 2009.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our real estate held for sale.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the year ended December 31, 2010, refer to Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Real Estate Held for Sale

At December 31, 2010, we held four properties with a total carrying value of approximately $0.8 million, which were acquired through foreclosure and recorded as investments in real estate held for sale.  Our investments in real estate held for sale are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  For additional information on our investments in real estate held for sale, refer to Note F – Real Estate Held for Sale of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at December 31, 2010:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Note payable	$48,000	$--	$48,000	--	--
Total	$48,000	$--	$48,000	$--	$--

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at December 31, 2010, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$47,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$235,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$470,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(47,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(235,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(470,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2010, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$27,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$134,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$268,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(27,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(134,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(268,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

On December 21, 2010, the FASB issued ASU 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from changes in interest rates.  We do not deal in any foreign currencies and do not own any options, futures or other derivative instruments.  As of December 31, 2010, we do not have a significant amount of debt.

Most of our assets consist of investments in real estate loans.  At December 31, 2010, our aggregate investment in real estate loans was approximately $1.7 million, net of allowance of approximately $1.0 million, with a weighted average effective interest rate of 10.14%.  The weighted average interest rate of 10.14% is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2010, was 6.16%.  Most of the real estate loans had an initial term of 12 months.  The weighted average term of outstanding loans, including extensions, at December 31, 2010, was 13 months.  All of the outstanding real estate loans at December 31, 2010, were fixed rate loans.  All of the real estate loans are held for investment purposes; none are held for sale.  We intend to hold such real estate loans to maturity.  As of December 31, 2010, none of our loans had a prepayment penalty, although four of our loans, totaling approximately $2.3 million, had an exit fee.  Out of the four loans with an exit fee, two loans, totaling approximately $1.7 million, were considered non-performing as of December 31, 2010.

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

The following table contains information about the investment of real estate loans in our portfolio as of December 31, 2010.  The presentation aggregates the investment in real estate loans by their maturity dates for maturities occurring in each of the years 2011 through 2015 and thereafter and separately aggregates the information for all maturities arising after 2014.  The carrying values of these assets approximate their fair value as of December 31, 2010.  See Note K – Fair Value of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

	Interest Earning Assets Aggregated by Maturity at December 31, 2010
Interest Earning Assets	2011	2012	2013	2014	2015	Thereafter	Total
	(a)
Investments In Real Estate Loans	$2,675,000	$--	$--	$--	$--	$--	$2,675,000

Weighted Average Interest Rates	10.14%	--%	--%	--%	--%	--%	10.14%

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to December 31, 2010.

At December 31, 2010, we also had approximately $0.6 million invested in cash and marketable securities – related party (VRM II).  We believe that these financial assets do not give rise to significant interest rate risk due to their short-term nature.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
Vestin Fund III, LLC

We have audited the accompanying balance sheet of Vestin Fund III, LLC (the “Company”) as of December 31, 2010 and the related statements of operations, members’ equity and other comprehensive income (loss), and cash flows for the year ended December 31, 2010. Our audit of the basic financial statements also included the financial statement schedules listed in the Index at Item 15.  Vestin Fund III, LLC’s management is responsible for these financial statements and schedules. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2010 financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund III, LLC as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ JLK Partners, LLP

Irvine, California
April 4, 2011

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund III, LLC as of December 31, 2009 and 2008, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ Frazer Frost, LLP (Successor entity of Moore Stephens Wurth Frazer and Torbet, LLP.  See Form 8-K filed on January 7, 2010.)

Brea, California
March 19, 2010

FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	December 31, 2010	December 31, 2009

Assets
Cash and cash equivalents	$445,000	$1,880,000
Cash - restricted	--	700,000
Marketable securities - related party	165,000	246,000
Interest and other receivables, net of allowance for doubtful accounts of $66,000 at December 31, 2010 and $69,000 at December 31, 2009	237,000	4,000
Notes receivable, net of allowance of $358,000 at December 31, 2010 and $156,000 at December 31, 2009	--	--
Real estate held for sale	820,000	835,000
Investment in real estate loans, net of allowance for loan loss of $1,017,000 at December 31, 2010 and $2,194,000 at December 31, 2009	1,658,000	3,353,000
Due from related parties	1,012,000	248,000
Other assets	4,000	--

Total assets	$4,341,000	$7,266,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$64,000	$55,000
Note payable	48,000	--
Deferred income	985,000	985,000

Total liabilities	1,097,000	1,040,000

Commitments and contingencies

Members' equity
Members' units - 10,000,000 authorized units, 2,024,424 units issued and outstanding at December 31, 2010, and 2,024,424 units issued and outstanding at December 31, 2009	3,247,000	6,424,000
Accumulated other comprehensive loss	(3,000)	(198,000)

Total members' equity	3,244,000	6,226,000

Total liabilities and members' equity	$4,341,000	$7,266,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS
	For the Year Ended

	12/31/2010	12/31/2009

Revenues
Interest income from investment in real estate loans	$81,000	$191,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	51,000
Other	25,000	3,000
Total revenues	106,000	245,000

Operating expenses
Interest expense	--	3,000
Provision for loan loss	309,000	1,902,000
Professional fees	258,000	240,000
Professional fees - related party	18,000	29,000
Provision for doubtful accounts related to receivable	(3,000)	4,000
Other	53,000	56,000
Total operating expenses	635,000	2,234,000

Loss from operations	(529,000)	(1,989,000)

Non-operating income (loss)
Interest income from banking institutions	1,000	21,000
Impairment of marketable securities - related party	(275,000)	--
Total non-operating income (loss), net	(274,000)	21,000

Income (loss) from real estate held for sale
Income related to real estate held for sale	1,000	6,000
Net loss on sale of real estate held for sale	(5,000)	(215,000)
Write-down of real estate held for sale	(149,000)	(2,255,000)
Expenses related to real estate held for sale	(69,000)	(166,000)
Total loss from real estate held for sale	(222,000)	(2,630,000)

NET LOSS	$(1,025,000)	$(4,598,000)

Net loss allocated to members	$(1,025,000)	$(4,598,000)

Net loss allocated to members per weighted average membership unit	$(0.51)	$(2.21)

Weighted average membership units	2,024,424	2,079,141

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

	Units	Amount
Members' equity at December 31, 2008	2,248,825	$12,260,000

Comprehensive loss:

Net loss		(4,598,000)
Unrealized loss on marketable securities		(114,000)

Total comprehensive loss		(4,712,000)

Members' redemptions	(224,401)	(1,322,000)

Members' equity at December 31, 2009	2,024,424	$6,226,000

Comprehensive loss:

Net loss		(1,025,000)

Recognition of unrealized loss on marketable securities		275,000

Unrealied loss on marketable securities		(81,000)

Total comprehensive loss		(831,000)

Distributions		(2,151,000)

Members' equity at December 31, 2010	2,024,424	$3,244,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

	12/31/10	12/31/09
Cash flows from operating activities:
Net loss	$(1,025,000)	$(4,598,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable	8,000	4,000
Provision for loan loss	309,000	1,902,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	5,000	51,000
Write-downs on real estate held for sale	149,000	2,255,000
Gain on sale of real estate held for sale	--	(26,000)
Loss on real estate held for sale	--	241,000
Impairment of marketable securities - related party	275,000	--
Change in operating assets and liabilities:
Interest receivable	(6,000)	10,000
Accounts payable and accrued liabilities	11,000	(80,000)
Due to related parties	(765,000)	(315,000)
Other assets	(4,000)	--
Net cash used in operating activities	(1,043,000)	(556,000)

Cash flows from investing activities:
Proceeds related to real estate held for sale	312,000	--
Purchase of investments in real estate loans from VRM II	--	(500,000)
Proceeds from loan payoff	699,000	459,000
Sale of investments in real estate loans to:
Third parties	--	557,000
Proceeds related to real estate held for sale	--	1,473,000
Changes in restricted cash	700,000	285,000
Net cash provided by investing activities	1,711,000	2,274,000

Cash flows from financing activities:
Proceeds from note payable	48,000	45,000
Payments on notes payable	--	(45,000)
Members' redemptions	--	(1,322,000)
Members' distributions, net of reinvestments	(2,151,000)	--
Net cash used in financing activities	(2,103,000)	(1,322,000)

NET CHANGE IN CASH	(1,435,000)	396,000

Cash, beginning of period	1,880,000	1,484,000

Cash, end of period	$445,000	$1,880,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

	12/31/10	12/31/09

Supplemental disclosures of cash flows information:
Interest paid during the period	$--	$3,000

Non-cash investing and financing activities:
Adjustment to allowance for loan losses related to sale and payment of investment in real estate loan	$1,284,000	$3,197,000
Adjustment to interest receivable and related allowance associated with sale and payment of investment in real estate loan	$224,000	$15,000
Impairment on restructured loan reclassified to allowance for loan loss	$--	$30,000
Adjustment to note receivable and related allowance	$202,000	$--
Loan rewritten with same or similar collateral	$--	$451,000
Allowance for notes receivable related to final payment of investments in real estate loans	$--	$156,000
Real estate held for sale acquired through foreclosure	$451,000	$2,495,000
Unrealized loss on marketable securities - related party	$3,000	$114,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2010, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to any reserve established by our manager.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

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

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, a Nevada limited liability company, who is our manager. On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”), which Vestin Group owns a significant majority of,  that continued the business of brokerage, placement and servicing of real estate loans.  Effective February 14, 2011, the business of brokerage and placement of real estate loans will be performed by affiliated or non-affiliated mortgage brokers, which includes Advant Mortgage, LLC (“Advant”), a licensed Nevada mortgage broker, the significant majority of which is beneficially owned by Michael V. Shustek.

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidationprocess.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.  Because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2010, the financial statements are presented assuming the Fund will continue as a going concern.

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC, (“Fund I”) and Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC, (“Fund II).  These entities have been formed to invest in real estate loans.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and VRM II.  The CFO of our manager and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

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

Restricted Cash

We had restricted cash, which related to a cash deposit held as collateral by a banking institution for an irrevocable stand by letter of credit to support rent payments on the property we sold during November 2006.  The requirement for the deposit expires at the end of the lease on August 31, 2014;  however this collateral was relinquished pursuant to litigation between Vestin Group and the building owner.  For a discussion of this litigation between Vestin Group and the building owner, see Note N - Legal Matters Involving The Company.

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

Deferred Revenue Recognition

Deferred revenue supports the amount of sales proceeds withheld on a sale of our building during November 2006, which we were required to establish an irrevocable stand by letter of credit which expires August 31, 2014.  Revenue will be recognized at the expiration of the lease referred to above or when restricted cash is received.  For discussion of litigation between Vestin Group and the building owner, see Note M – Legal Matters Involving The Company.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of December 31, 2010.  All securities are classified as available-for-sale.

We are required to evaluate our available-for-sale investment for other-than-temporary impairment charges.  We will determine when an investment is considered impaired (i.e., decline in fair value below its amortized cost), andevaluate whether the impairment is other than temporary (i.e., investment value will not be recovered over its remaining life).  If the impairment is considered other than temporary, we will recognize an impairment loss equal to the difference between the investment’s cost and its fair value.

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

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash, marketable securities related party, accounts and notes receivable, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of December 31, 2010 and December 31, 2009, we had approximately $0.2 million and $2.3 million, respectively, in excess of the federally-insured limits.

As of December 31, 2010, 28%, 56%, and 0% of our loans were in Nevada, Oregon and California, respectively, compared to 40%, 27% and 25% at December 31, 2009, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At December 31, 2010 and December 31, 2009, the loan to our largest borrower represented 56.8% and 27.4%, respectively, of our total investment in real estate loans.  When funded in December 2007, this loan constituted approximately 7.0% of our total investment in real estate loans.  The percentage of this loan increased due to the decrease in other loans through payments, sales, foreclosures and modifications.  This commercial property real estate loan is located in Oregon with a first lien position and has an outstanding balance of approximately $6.0 million, of which our portion is $1.5 million.  As of December 31, 2010, this loan was considered non-performing.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

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

Common Guarantors

As of December 31, 2010, one loan totaling approximately $7.2 million, of which our portion is $0.4 million, representing approximately 15.1% of our portfolio’s total value, along with two unsecured notes receivable totaling approximately $0.2 million, had a common guarantor.  The two unsecured notes receivable were previously loans totaling approximately $0.3 million that were converted to unsecured notes receivable pursuant to a loan modification agreement executed on November 30, 2010.  For additional information regarding the above loan modification agreement, see Note I – Notes Receivable.

As of December 31, 2009, three loans totaling approximately $0.9 mission, representing approximately 16.7% of our portfolio's total value, had a common guarantor.  One of the three loans, totaling approximately $0.1 million, was secured by a second lien position.  All three loans were considered performing as of December 31, 2009.

No other loans in our portfolio have common guarantors at December 31, 2010.

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2010 and December 31, 2009, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we invested in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2010, and December 31, 2009 we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of December 31, 2010, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 3% to 15%.  Revenue by product will fluctuate based upon relative balances during the period.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  In the interim, a settlement was reached with the unaffiliated lender wherein we, VRM I and VRM II will receive approximately $2.7 million, of which our portion equals approximately $0.2 million.

Investments in real estate loans as of December 31, 2010, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	4	$2,271,000	10.52%	84.90%	94.74%
Construction	1	404,000	8.00%	15.10%	104.37%
Total	5	$2,675,000	10.14%	100.00%	96.06%

Investments in real estate loans as of December 31, 2009, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	7	$4,288,000	11.28%	77.30%	78.10%
Construction	2	808,000	3.00%	14.57%	100.00%
Land	1	451,000	8.00%	8.13%	78.54%
Total	10	$5,547,000	9.81%	100.00%	81.78%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2010 and December 31, 2009, was 6.16% and 7.87%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of December 31, 2010 and December 31, 2009:

Loan Type	Number of Loans	December 31, 2010 Balance *	Portfolio Percentage	Number of Loans	December 31, 2009 Balance *	Portfolio Percentage

First deeds of trust	2	$1,924,000	71.93%	6	$4,678,000	84.33%
Second deeds of trust	3	751,000	28.07%	4	869,000	15.67%
Total	5	$2,675,000	100.00%	10	$5,547,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2010:

Non-performing and past due loans (a)	$1,720,000
January 2011 – March 2011 (b)	404,000
April 2011 – June 2011	--
July 2011 – September 2011	351,000
October 2011 – December 2011	200,000
Total	$2,675,000

(a)	Amounts include the balance of non-performing loans.
(b)	These loans have been or are in the process of being extended subsequent to April 4, 2011.

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2010 and December 31, 2009:

	December 31, 2010 Balance *	Portfolio Percentage	December 31, 2009 Balance *	Portfolio Percentage

Arizona	$200,000	7.48%	$200,000	3.60%
California	--	--%	1,400,000	25.25%
Nevada	755,000	28.22%	2,227,000	40.15%
Oregon	1,520,000	56.82%	1,520,000	27.40%
Texas	200,000	7.48%	200,000	3.60%
Total	$2,675,000	100.00%	$5,547,000	100.00%
*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets.

	December 31, 2010 Balance	December 31, 2009 Balance
Balance per loan portfolio	$2,675,000	$5,547,000
Less:
Allowance for loan losses (a)	(1,017,000)	(2,194,000)
Balance per balance sheet	$1,658,000	$3,353,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of December 31, 2010, we had two loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $1.3 million, net of allowance for loan losses of approximately $0.4 million, which does not include the allowances of approximately $0.6 million relating to performing loans as of December 31, 2010.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  At December 31, 2010, the following loans were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2010	Number Of Non-Performing Loans	Balance at December 31, 2009

Commercial	2	$1,720,000	$3	$3,120,000
Land	--	--	1	451,000
Total	2	$1,720,000	$4	$3,571,000

•
Commercial – As of December 31, 2010, two of our four commercial loans were considered non-performing.  The outstanding balance on the two non-performing loans was $20.0 million, of which our portion is approximately $1.7 million.  As of December 31, 2010, these loans have been non-performing for 22 and 31 months.  Our manager has commenced foreclosure proceedings on the two loans, and has proceeded with legal action to enforce the personal guarantees if necessary.  As of December 31, 2010, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $15.0 million, of which our portion is approximately $0.5 million.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of December 31, 2010, we have provided a specific reserve allowance for all non-performing loans and all performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of December 31, 2010 and December 31, 2009:

	As of December 31, 2010
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	1,720,000	(456,000)	1,264,000
Subtotal non-performing loans	1,720,000	(456,000)	1,264,000

Performing loans – no related allowance	--	--	--
Performing loans – related allowance	955,000	(561,000)	394,000
Subtotal performing loans	955,000	(561,000)	394,000

Total	$2,675,000	$(1,017,000)	$1,658,000

*           Please refer to Specific Reserve Allowances above.

	As of December 31, 2009
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$451,000	$--	$451,000
Non-performing loans – related allowance	3,120,000	(1,551,000)	1,569,000
Subtotal non-performing loans	3,571,000	(1,551,000)	2,020,000

Performing loans – no related allowance	499,000	--	499,000
Performing loans – related allowance	1,477,000	(643,000)	834,000
Subtotal performing loans	1,976,000	(643,000)	1,333,000

Total	$5,547,000	$(2,194,000)	$3,353,000

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

Specific Reserve Allowances

The following table is a roll-forward of the allowance for loan losses for the years ended December 31, 2010, and 2009 by loan type.

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

•	Land – As of December 31, 2009, our land loan did not have a specific reserve allowance. The outstanding balance on this loan was approximately $3.2 million, of which our portion is $0.5 million.

Loan Type	Balance at 12/31/09	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO	Balance at 12/31/10

Commercial	1,941,000	181,000	--	(1,282,000)	--	$840,000
Construction	253,000	128,000	--	(204,000)	--	177,000
Total	$2,194,000	$309,000	$--	$(1,486,000)	$--	$1,017,000

•
Commercial – As of December 31, 2010, all of our commercial loans had a specific reserve allowance totaling approximately $19.3 million, of which our portion is approximately $0.8 million.  The outstanding balance on these loans was approximately $34.2 million, of which our portion was $2.3 million.

•
Construction – As of December 31, 2010, our one construction loan had a specific reserve allowance totaling approximately $2.6 million, of which our portion is approximately $0.2 million.  The outstanding balance on this loan was approximately $7.2 million, of which our portion is approximately $0.4 million.

Troubled Debt Restructuring

As of December 31, 2010 and December 31, 2009, we had three and four loans, respectively, totaling approximately $1.0 million and $1.1 million, respectively, that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  The following is a breakdown of our TDR loans that were considered performing and non-performing loans as of December 31, 2010 and December 31, 2009:

As of December 31, 2010
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	2	$551,000	2	$551,000	--	$--
Construction	1	405,000	1	405,000	--	--
Land	--	--	--	--	--	--
Total	3	$956,000	3	$956,000	--	$--

As of December 31, 2009
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	2	$318,000	2	$318,000	--	$--
Construction	2	808,000	2	808,000	--	--
Land	--	--	--	--	--	--
Total	4	$1,126,000	4	$1,126,000		$--

•
Commercial –As of December 31, 2010 and December 31, 2009 we had four and seven commercial loans, respectively, two, at each date, were modified pursuant to TDR.  As of December 31, 2010 and December 31, 2009, two of these loans were secured by second deeds of trust and were considered performing prior to their restructuring, whereby they had their interest rates reduced.  One loan’s interest rate was reduced from 15% payable monthly to 8% accrued and payable at maturity, which was extended from April 30, 2010 to December 31, 2011.  As a result of this reduction in interest rate, we recorded an impairment of $33,000, as an allowance for loan loss, based on the reduction of the present value of future cash flows.  During September 2010, the other loan had its maturity date extended to September 16, 2011 and had its interest rate reduced from 10.5% to 3.0%.  This loan was considered performing prior to its restructuring.  As of April 4, 2011, these two loans continue to perform as required by the loan modifications.

•
Construction – As of December 31, 2010 and December 31, 2009, we had one and two construction loans, respectively that were modified pursuant to TDR.  During July 2009, our manager negotiated with a guarantor of four of our performing loans.  As part of the negotiations, two of the loans were paid off for approximately the loan amount net of allowance for loan losses plus accrued interest and two 60-month promissory notes were executed by the borrower and guaranteed by the main principal, totaling approximately $2.7 million, of which our portion was approximately $0.2 million.  In addition, our manager modified the remaining loan whereby interest payments are payable monthly at 3.0%, beginning July 2009, and accrue at 5.0% payable at the maturity of the loan.  Interest on this loan will be recorded as interest income when cash is collected.  As of April 4, 2011, the two remaining loans continue to perform as required by the loan modification.

As of December 31, 2010, our manager had granted extensions on three loans, totaling approximately $21.4 million, of which our portion was approximately $1.0 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

As of November 30, 2010, we had five loans totaling approximately $19.0 million, of which our portion is approximately $1.1 million, before allowances totaling approximately $4.2 million, of which our portion is approximately $0.2 million, and were guaranteed by common guarantors. Pursuant to agreements entered into on March 16, 2009 and July 2, 2009, which modified these loans, three of these loans continued to be secured by real property and two became unsecured due to the permanent financing being obtained for less than the outstanding balance on the loans. On November 30, 2010, we entered into additional agreements to modify the terms related to these five loans in order to further enhance our investment. Pursuant to these additional agreements, we obtained an additional guarantor, interest in operating profits and any aggregate sales proceeds of $10.4 million less operating profits previously received related to these properties. The new guarantor is the managing member of the borrowing entities who is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.  In the event the total proceeds from the operating profits and sales proceeds do not equal $10.4 million, each borrower will execute a promissory note to pay us the deficiency, which shall be guaranteed by the guarantors, including the new guarantor. In addition, we agreed to release our deeds of trust on two of the three loans secured by real estate totaling $9.0 million, of which our portion is $0.5 million.  As a result of releasing our deeds of trust we classified these loans as unsecured notes receivable for the same amount and recognized a full allowance on this balance.  On December 30, 2010, we received a payment totaling approximately $3.6 million from the receipt of permanent financing on one of the properties, of which our portion is approximately $0.2 million, which was applied towards the balances due.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2010, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.87% of their total outstanding common stock.

At September 30, 2010, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM II as of September 30, 2010.  We reversed our unrealized other comprehensive losses and realized a loss on our investment to its fair value of $1.48 per share as of September 30, 2010, totaling approximately $0.3 million and recognizing an impairment of approximately $0.3 million.

As of December 31, 2010, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss since October 1, 2010.  Based on that evaluation and our ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider our investment in VRM II to be other-than-temporarily impaired at December 31, 2010.  During the year ended December 31, 2010, the trading price for VRM II’s common stock ranged from $1.21 to $2.55 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At December 31, 2010, we held four properties with a total carrying value of approximately $0.8 million, which were acquired through foreclosure and recorded as investments in real estate held for sale (“REO”).  One of these properties generated net income from guarantors during the year ended December 31, 2010, totaling $1,000.  Expenses incurred during the year ended December 31, 2010, related to our REO totaled approximately $0.2 million.  These expenses included approximately $0.1 million in write-downs on REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  Set forth below is a roll-forward of REO during the year ended December 31, 2010:

Description	Balance at 12/31/09	Acquisitions Through Foreclosure	Write Downs	Cash Reductions	Seller Financed / New Loan	Net Cash Proceeds on Sales	Net Loss on Sale of Real Estate	Balance at 12/31/10

Land	$716,000	$451,000	$(149,000)	$--	$--	$(198,000)	$--	$820,000

Residential Building	119,000	--	--	--	--	(114,000)	(5,000)	--

Total	$835,000	$451,000	$(149,000)	$--	$--	$(312,000)	$(5,000)	$820,000

Land

As of December 31, 2010, we held four REO properties, classified as Land, totaling approximately $0.8 million.  These properties were acquired between May 2008 and October 2010 and consist of commercial and residential land.  During the year ended December 31, 2010, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals these properties were written down approximately $0.1 million.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

•
Commercial Land – On April 27, 2010, we, VRM I and VRM II sold our commercial land REO property located in Texas to an unrelated third party for approximately $0.6 million, of which our portion was approximately $0.1 million.  No gain or loss was associated with this transaction.  During the year ended December 31, 2010, our manager continually evaluated the carrying value of our commercial land REO and based on its estimates and updated appraisals on these properties, both were written down approximately $87,000.  As of December 31, 2010, we held two properties, classified as commercial land REO, located in Nevada totaling approximately $0.5 million.

•
Residential Land – On January 15, 2010, one property located in Nevada was sold to an unrelated third party for their approximate book value of a combined $1.3 million, of which our portion was approximately $0.1 million.  No gain or loss was associated with these transactions.  During the year ended December 31, 2010, our manager continually evaluated the carrying value of our residential land REO and based on its estimates and updated appraisals two of these properties were written down a total of approximately $62,000.  As of December 31, 2010, we held two properties, classified as residential land REO, located in Arizona and California totaling approximately $0.3 million.

Residential Building

As of December 31, 2010, we had no REO properties classified as Residential Buildings.  During the year ended December 31, 2010, our manager continually evaluated the carrying value of our Residential Building REO properties, and based on its estimates and updated appraisals, no write-downs were deemed necessary.

•
Single Family Residential Properties –During April and May 2010, we, VRM I and VRM II sold the two remaining units on our REO property located in California to an unrelated third party for a total of $325,000, of which our portion was $6,000.  These transactions resulted in approximately no gain or loss for us.  As of December 31, 2010, we had no single-family residential properties.

•
Residential Apartment/Condo – On April 23, 2010, we, VRM I and VRM II sold the remaining unit on one REO property located in Nevada to an unrelated third party for its approximate book value of $81,000, of which our portion was $3,000.  There was approximately no gain or loss associated with this transaction.  On August 25, 2010, we, VRM I and VRM II sold a REO property located in Nevada to an unrelated third party for approximately $1.3 million, of which our portion was $0.1 million.  This transaction resulted in a net loss for us of $4,000.  As of December 31, 2010, we had no residential apartment/condo properties.

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the years ended December 31, 2010 and 2009.

During the years ended December 31, 2010 and 2009, our manager received administrative fees of $0.5 million and $0.5 million, respectively, related to the sale of VRM I, VRM II, and our REO properties.  Our pro-rata share of these fees totaled $7,000 and $32,000, respectively.  See Note F – Real Estate Held for Sale.

As of December 31, 2010 and December 31, 2009, our manager owned 54,863 of our units.  During the year ended December 31, 2010, we made liquidating distributions to our manager totaling $58,000, in accordance with the Plan.  There were no similar distributions during the year ended December 31, 2009.

In connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and is supported by our restricted cash.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.   In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2011 the court granted judgment to the Purchaser.  No written judgment or order has been issued by the court and Vestin Group has motioned for reconsideration.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless for any such withdrawals, including the full amount of the $985,000 drawn to date under the letter of credit.  Vestin Group’s obligation is to make us whole no later than August 2014.  For a discussion of litigation between us, Vestin Group and the building owner, see Note N - Legal Matters Involving The Company.

As of December 31, 2010 and December 31, 2009, we had receivables from our manager totaling approximately $1.0 million and $0.3 million, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of December 31, 2010 and December 31, 2009, we owned 114,117 common shares of VRM II, representing approximately 0.87% and 0.84% respectfully, of their total outstanding common stock.

As of December 31, 2010, we had receivables from VRM II of approximately $37,000.  As of December 31, 2009, we owed VRM II $33,000.

As of December 31, 2010, we owed VRM I $2,000.  As of December 31, 2009, we owed VRM I $1,000.

As of December 31, 2010 and December 31, 2009, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.72%, respectively, of our total membership units.  During the year ended December 31, 2010, we made liquidating distributions to inVestin totaling $37,000, in accordance with the Plan.  There were no similar distributions during the year ended December 31, 2009.

As of December 31, 2010 and December 31, 2009, Shustek Investments, a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.88% of our total membership units.  During the year ended December 31, 2010, we made liquidating distributions to Shustek Investments totaling $213,000, in accordance with the Plan.  There were no similar distributions during the year  ended December 31, 2009.

As of December 31, 2010 and December 31, 2009, Mr. Shustek’s spouse owned 2,963 of our membership units representing less than 1.0% of our total membership units.  During the year ended December 31, 2010, we made liquidating distributions to Mr. Shustek’s spouse totaling $3,000, in accordance with the Plan.  There were no similar distributions during the year ended December 31, 2009.

During the year December 31, 2010, we incurred $18,000, for legal fees to the law firm of Levine, Garfinkel & Katz in which the Secretary of Vestin Group has an equity ownership interest in the law firm.  During the year ended December 31, 2009, we incurred $29,000, for legal fees to the law firm of Levine, Garfinkel & Katz.

During the year ended December 31, 2010, SCORP, Inc. dba Diligent Consulting and Analysis, an entity wholly owned by Daniel B. Stubbs, the former Senior Vice President of Vestin Group, received a consulting fee of approximately $59,000.  Our pro-rata share of these fees totaled approximately $3,000.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended December 31, 2010.  Based on this review the value of members’ capital accounts was adjusted from $2.28 per unit to $1.60 per unit, as of January 1, 2011.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

Liquidating Distributions

On January 26, 2010, April 8, 2010 and September 17, 2010, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million and $0.3 million, respectively, inaccordance with the Plan.  To date, no subsequent distributions have been made as sufficient funds have not been available.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.

Redemption Limitation

In accordance with the Plan, our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

NOTE I — NOTES RECEIVABLE

During July 2009, we, VRM I, and VRM II entered into a promissory note, totaling approximately $1.4 million, of which our portion is $82,000, with the borrowers of a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of approximately $0.3 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $0.2 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $82,000 was fully reserved as of December 31, 2010.

During July 2009, we, VRM I, and VRM II entered into a promissory note, totaling approximately $1.3 million, of which our portion is $74,000, with the borrowers of a construction loan, as part of the repayment of the loan.  In addition, we received a principal pay off on the loan of approximately $0.2 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $0.2 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $74,000 was fully reserved as of December 31, 2010.

NOTE J — NOTES PAYABLE

On December 3, 2010, we, VRM I and VRM II mortgaged a mixed-use land held for sale property for $1.6 million, of which our portion was approximately $48,000.  The note has an interest rate of 9%, payable monthly and a maturity date of December 2, 2011.

NOTE K — FAIR VALUE

As of December 31, 2010, financial assets and liabilities, utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following tables present the valuation of our financial assets as of December 31, 2010 and December 31, 2009, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2010	Carrying Value on Balance Sheet at 12/31/2010
Assets
Investment in marketable securities - related party	$165,000	$--	$--	$165,000	$165,000
Investment in real estate loans	$--	$--	$1,660,000	$1,660,000	$1,658,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2009	Carrying Value on Balance Sheet at 12/31/2009
Assets
Investment in marketable securities - related party	$246,000	$--	$--	$246,000	$246,000
Investment in real estate loans	$--	$--	$3,291,000	$3,291,000	$3,353,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2010 to December 31, 2010 and from January 1, 2009 to December 31, 2009.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2010 and December 31, 2009.

	Investment in real estate loans
	2010	2009

Balance on January 1	$3,291,000	$7,863,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(309,000)	(1,932,000)
Change in impairment on restructured loans	--	30,000
Gain on sale of investment in real estate loan	--	51,000
Purchase and additions of assets
Transfer of real estate loans to real estate held for sale	(451,000)	(4,483,000)
Transfer of allowance on real estate loans to real estate held for sale	--	1,598,000
New mortgage loans and mortgage loans bought		1,340,000
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(2,421,000)	(4,263,000)
Reduction of allowance for loan losses related to sales an d payments of investment in real estate loans	1,486,000	3,146,000
Temporary change in estimated fair value based on future cash flows	62,000	(59,000)
Transfer to Level 1		--
Transfer to Level 2		--

Balance on December 31, net of temporary valuation adjustment	$1,658,000	$3,291,000

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15,2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

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

VRM I, VRM II and Vestin Mortgage (“Defendants”) were defendants in a breach of contract class action filed in San Diego Superior Court by certain plaintiffs who alleged, among other things, that they were wrongfully denied roll-up rights in connection with the merger of Fund I into VRM I and Fund II into VRM II.  The court certified a class of all former Fund I unit holders and Fund II unit holders who voted against the mergers of Fund I into VRM I and Fund II into VRM II.  The trial began in December 2009 and concluded in January 2010.  On February 11, 2010, the Defendants were notified of a Tentative Statement of Decision, in their favor issued by the Superior Court for the State of California in San Diego following a trial.  In the Tentative Statement, the Court found that there was no roll-up and therefore no breach of contract.  The Court entered final judgment for the Defendants on March 18, 2010.  Defendants and Plaintiffs agreed to a post-judgment settlement by which Plaintiffs agreed not to appeal the judgment in consideration of a waiver by the Defendants of any claim to recover actual court costs from the Plaintiffs.  The Court granted final approval of this settlement of post-judgment rights on July 9, 2010.

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

NOTE N — LEGAL MATTERS INVOLVING THE COMPANY

The Company was a defendant in a civil action filed by Birkeland Family, LLC III and Birkeland Family, LLC V (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs alleged as causes of action against the Company:  Breach of Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing regarding the sale of the office building commonly described as 8379 W. Sunset Road, Las Vegas, Nevada.  The action sought monetary, punitive and exemplary damages.  On January 18, 2011, summary judgment was granted in favor of the Company, with the Court finding that the Company was not part of the lease and, therefore, could not be held liable for damages.

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

On January 21, 2011, the Board of Directors appointed Eric Bullinger as our Chief Financial Officer.  Mr. Bullinger, 40, will also serve as the Chief Financial Officer of Vestin Realty Mortgage I, Inc. and the equivalent of the Chief Financial Officer of Vestin Fund III, LLC. Vestin Realty Mortgage I, Vestin Realty Mortgage II and Vestin Fund III are referred to collectively hereafter as the “Vestin Entities”. Mr. Bullinger’s services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Strategix Solutions is managed by LL Bradford, a certified public accounting firm, and provides accounting and financial reporting services on our behalf. Mr. Bullinger has worked for LL Bradford for approximately 11 years. Mr. Bullinger has overseen various audit engagements of public companies, as well as non-public companies. Mr. Bullinger is  compensated solely by Strategix Solutions.  Mr. Bullinger’s responsibilities at Strategix Solutions include matters unrelated to the Vestin Entities.  Strategix Solutions has an agreement with the Vestin Entities whereby Strategix Solutions receives certain compensation for the performance of accounting services for the Vestin Entities.  Such accounting services include services in addition to the services to be provided by Mr. Bullinger.

SUPPLEMENTARY INFORMATION

Schedule I
VESTIN FUND III, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOAN ROLL FORWARD

Balance, December 31, 2008	$13,312,000

Additions during the period
New real estate loans and additions	481,000
Real estate loans bought	500,000
Deductions during the period
Collections of principal and reductions	510,000
Foreclosed loans (Real estate held for sale)	4,482,000
Real estate loans sold	3,754,000

Net Change in 2009	(7,765,000)

Balance, December 31, 2009	$5,547,000

Additions during the period
New real estate loans and additions	--
Real estate loans bought	--
Deductions during the period
Collections of principal and reductions	2,421,000
Foreclosed loans (Real estate held for sale)	451,000
Real estate loans sold	--

Net Change in 2010	(2,872,000)

Balance, December 31, 2010	$2,675,000

Schedule II
VESTIN FUND III, LLC
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOANS BY TYPE OF PROPERTY

As of December 31, 2010:
Type of Property	Interest Rate	Face Amount of Loan	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

Commercial	3%-15%	$2,271,000	$1,430,000	12/08-12/11	$1,720,000
Construction	8%	$404,000	$228,000	01/11	$--
Total		$2,675,000	$1,658,000		$1,720,000

As of December 31, 2009:
Type of Property	Interest Rate	Face Amount of Loan	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

Commercial	3%-15%	$4,288,000	$2,347,000	10/08-12/11	$3,120,000
Construction	3%	$808,000	$555,000	01/11	$-
Land	8%	$451,000	$451,000	05/10	$451,000
Total		$5,547,000	$3,353,000		$3,571,000

Schedule III
VESTIN FUND III, LLC
REAL ESTATE LOANS ON REAL ESTATE *
REAL ESTATE LOANS BY LIEN POSITION

As of December 31, 2010:
Lien Position	Face Amount of Loan	Interest Rate	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

1st	$1,924,000	8%-12%	$1,491,000	12/08-01/11	$1,520,000
2nd	$751,000	3%-15%	$167,000	04/09-12/11	$200,000
Total	$2,675,000		$1,658,000		$1,720,000

As of December 31, 2009:
Lien Position	Face Amount of Loan	Interest Rate	Carrying Amount of Loan	Maturity Date	Amount Subject to Delinquency

1st	$4,678,000	3%-15%	$3,074,000	10/08-01/11	$3,371,000
2nd	$869,000	3%-15%	$279,000	04/09-12/11	$200,000
Total	$5,547,000		$3,353,000		$3,571,000

Schedule IV
VESTIN FUND III, LLC
REAL ESTATE LOANS ON REAL ESTATE
REAL ESTATE LOANS THAT EXCEED THREE PERCENT OF THE PORTFOLIO

As of December 31, 2010:

Description of Loan	Interest Rate	Final Maturity Date	Periodic Payment Terms	Lien Position	Face Amount of Loan	Carrying Amount of Loan	Amount Subject to Delinquency

Commercial	12.00%	12/05/08	Fixed Interest only, Balloon Payment $1,520,000	1st	$1,520,000	$1,263,000	$1,520,000
Commercial	3.00%	09/16/11	Fixed Interest only, Balloon Payment $351,000	2nd	$351,000	$--	$--
Commercial	8.00%	12/31/11	Fixed Interest only, Balloon Payment $200,000	2nd	$200,000	$167,000	$--
Commercial	15.00%	04/30/09	Fixed Interest only, Balloon Payment $200,000	2nd	$200,000	$--	$200,000
Construction	8.00%	01/31/11	Fixed Interest only, Balloon Payment $404,000	1st	$404,000	$228,000	$--
Total					$2,675,000	$1,658,000	$1,720,000

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our manager, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, our manager carried out an evaluation, under the supervision and with the participation of our manager’s CEO and CFO, as of December 31, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our manager’s evaluation, our manager’s CEO and CFO concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager's CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of our Company are being made only in accordance with authorizations of management and the director of our manager; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company's assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers of the Manager, believes that, as of December 31, 2010, we did not maintain effective internal control over financial reporting due to the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness in our assessment of the effectiveness of internal control over financial reporting:

We did not design and implement adequate controls related to the accounting of foreclosure transactions, specifically in this instance, applying consolidation guidance to determine whether and how to consolidate another entity as it relates to investments held by VRM I and VRM II. This material weakness has resulted in the required restatement of previously issued financial statements for the quarter ended September 30, 2010.

Plan of Remediation

To remediate the aforementioned material weakness, we are implementing additional controls to help ensure that all accounting pronouncements are sufficiently researched and that our conclusions relative to the effect of such pronouncements on us are communicated to management and our auditors.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our manager’s CEO and  CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, other than what was described above, there has been no such change during the fourth fiscal quarter of 2010.

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

The following table sets forth the names, ages as of April 4, 2011 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager) or our affiliates:

Name	Age	Title

Michael V. Shustek	52	President, Chief Executive Officer and Chairman
Eric Bullinger (1)	40	Chief Financial Officer
Michael J. Whiteaker	61	Vice President of Regulatory Affairs

(1)
During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and VRM II.  The CFO of our manager is an employee of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was an officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As of December 31, 2010, Strategix Solutions dedicates to us a total of three employees.

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

In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history.  Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.”  Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics.  Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.  As our founder and our manager’s CEO, Mr. Shustek is highly knowledgeable with regard to our business operations and loan portfolio.  See Note M Legal Matters Involving The Manager in Part II, Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding legal matters involving our manager and Mr. Shustek.

Eric Bullinger has acted as the equivalent of our Chief Financial Officer (CFO) since January 21, 2011.  In addition, Mr. Bullinger was appointed as the Chief Financial Officer of Vestin Realty Mortgage I, Inc. (“VRM I”) and Vestin Realty Mortgage II, Inc. (“VRM II”). Mr. Bullinger’s services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Strategix Solutions is managed by LL Bradford, a certified public accounting firm, and provides accounting and financial reporting services on our behalf. Mr. Bullinger is a Certified Public Accountant and has worked for LL Bradford for approximately 11 years. Mr. Bullinger has overseen various audit engagements of public and private companies.  He received a Bachelor of Business Administration degree in Accounting from the University of Wyoming.

Michael J. Whiteaker has been Vice President of Regulatory Affairs since May 1999.  Mr. Whiteaker is experienced in the banking and finance regulatory fields, having served with the State of Nevada, Financial Institution Division from 1982 to 1999 as its Supervisory Examiner, responsible for the financial and regulatory compliance audits of all financial institutions in Nevada.  Mr. Whiteaker has worked extensively on matters pertaining to both state and federal statutes, examination procedures, policy determination and credit administration for commercial and real estate loans.  From 1973 to 1982, Mr. Whiteaker was Assistant Vice President of Nevada National Bank, responsible for a variety of matters including loan review.  Mr. Whiteaker has previously served on the Nevada Association of Mortgage Brokers, Legislative Committee and is a past member of the State of Nevada, Mortgage Advisory Council.  He currently is a director of the Private Lenders Group, an organization devoted to creating and maintaining the highest professional standards possible among licensed Nevada Mortgage brokers.

Code of Ethics

As we do not have any executive officers we have not adopted a Code of Ethics.  However, our manager has adopted a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

We do not compensate any executive officers.  We are required to pay our manager a management (acquisition and advisory) fee and certain other fees in accordance with the terms of our Operating Agreement.  For the years ended December 31, 2010 and 2009, no such fees were paid.  In addition, we may pay our manager or its affiliates for services rendered in selling properties acquired through foreclosure.  We also pay a fee to Strategix Solutions which is based upon the wages of the employees providing the services.  We have evaluated the risks entailed in these fee arrangements and we do not believe that such risks are reasonably likely to have a material adverse effect upon the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of April 4, 2011, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of number of membership units by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding membership units.  Unless otherwise noted, the percentage ownership is calculated based on 2,024,424 membership units as of  April 4, 2011.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Michael V. Shustek 8880 West Sunset Rd Ste 200 Las Vegas, NV 89118	Sole voting and investment power of 289,718 units & shared voting and investment power of 2,963 units held by his spouse	14.46%

The following table sets forth the total number and percentage of our membership units beneficially owned as of  April 4, 2011 by:

•	each of our manager’s directors;

•	our manager’s chief executive officer and other executive officers; and

•	all of our manager’s executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 2,024,424 units of our total outstanding membership units as of  April 4, 2011.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek (1)	8880 West Sunset Rd Ste 200 Las Vegas, NV 89118	292,681	14.46%
All directors and executive officers of our manager as a group		292,681	14.46%

(1)
Includes 54,863 units held by our manager and 200,000 units held by Shustek Investments, 34,856 units held by inVestin and 2,963 units held by his spouse.  Mr. Shustek is the Chairman, President and Chief Executive Officer of our manager and indirectly owns a significant majority of the membership units of our manager through Vestin Group, Inc. a company wholly owned by Mr. Shustek.  Mr. Shustek is the sole owner, Chairman, President and Chief Executive Officer of Shustek Investments, Inc.  Mr. Shustek is the sole owner, Chairman, President and Chief Executive Officer of inVestin Nevada, Inc.  Mr. Shustek has sole voting and investment power in all these units, except for the units held by his spouse.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2009, Frazer Frost provided various audit, audit related and non-audit services to us as follows:

December 31, 2009
Audit Fees	$106,000
Audit Related Fees	$--
Tax Fees	$--
All Other Fees	$--

During the year ended December 31, 2010, JLK Partners, LLP (“JLK”) provided various audit, audit related and non-audit services to us as follows:

December 31, 2010
Audit Fees	$67,000
Audit Related Fees	$--
Tax Fees	$--

Mr. Shustek, the sole director of our manager, has considered whether provision of the services described regarding audit related fees, tax fees and all other fees above were compatible with maintaining the independent accountant’s independence and has determined that such services did not adversely affect the independence of Frazer Frost and JLK.

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

(a) 3.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Plan of Complete Liquidation and Dissolution
3.1(2)	Articles of Organization
3.2(3)	Certificate of Amendment to Articles of Organization
3.3(4)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)
4.4(5)	Distribution Reinvestment Plan
10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Group, Inc.
10.10(7)	Indemnification agreement dated March 25, 2009 by and between Vestin Group, Inc. and Vestin Fund III, LLC
10.11 (8)	Agreement between Strategix Solutions, LLC and Vestin Fund III, LLC for accounting services.
10.12 (9)	Plan of Complete Liquidation and Dissolution
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350

(1)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on May 11, 2009 (File No. 000-51301)
(2)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003 (File No. 333-105017)
(3)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004 (File No. 333-105017)
(4)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on January 29, 2007 (File No. 000-51301)
(5)	Incorporated herein by reference to Exhibit 4.4 of our Post-Effective Amendment No. 5 to Form S-11 Registration Statement filed on April 28, 2006 (File No. 333-105017)
(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005 (File No. 333-105017)
(7)	Incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 27, 2009 (File No. 000-51301)
(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 14, 2009 (File No. 000-51301)
(9)	Incorporated herein by reference to the Proxy Statement dated May 11, 2009 (File No. 000-51301)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Fund III, LLC
By:	Vestin Mortgage, LLC., its sole Manager

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Sole Director of the Manager
(Principal Executive Officer of Manager)

By:	/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer of the Manager
(Principal Financial and Accounting Officer of the Manager)

Date:   April 4, 2011

Exhibit 31.1

CERTIFICATIONS

I, Michael V. Shustek, certify that:

1. I have reviewed this Form 10-K of Vestin Fund III, LLC;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  April 4, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director of the Manager*
Vestin Mortgage, LLC, sole Manager of Vestin Fund III, LLC
* Michael V. Shustek functions as the equivalent of the Chief Executive Officer of the Registrant.

Exhibit 31.2

CERTIFICATIONS

I, Eric Bullinger, certify that:

1. I have reviewed this Form 10-K of Vestin Fund III, LLC;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  April 4, 2011

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer of the Manager*
Vestin Mortgage, LLC, sole Manager of Vestin Fund III, LLC
*Eric Bullinger functions as the equivalent of Chief Financial Officer for Vestin Fund III LLC pursuant to an accounting services agreement entered into between Vestin Fund III LLC and his employer, Strategix Solutions, LLC.

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C.  SECTION 1350

Michael V. Shustek, as Chief Executive Officer and Director of Vestin Mortgage, LLC., the sole manager of Vestin Fund III, LLC (the “Registrant”), and Eric Bullinger, as Chief Financial Officer of Vestin Mortgage, LLC., hereby certify, pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Registrant’s Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  April 4, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director*
of Vestin Mortgage, LLC, sole Manager of the Registrant

Date:  April 4, 2011

/s/Eric Bullinger
Eric Bullinger
Chief Financial Officer**
of Vestin Mortgage, LLC., sole Manager of the Registrant

* Michael V. Shustek functions as the equivalent of the Chief Executive Officer of the Registrant for purposes of 18 U.S.C. Section 1350.

**Eric Bullinger functions as the equivalent of Chief Financial Officer of the Registrant for purposes of 18 U.S.C. Section 1350, pursuant to an accounting services agreement entered into between Vestin Fund III LLC and his employer, Strategix Solutions, LLC