Form 10-Q
period 2011-03-31
VESTIN FUND III LLC
filed 2011-05-16
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes  [   ]    No   [X]

As of May 13, 2011, 2,024,424 membership units in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and cash equivalents	$412,000	$445,000
Marketable securities - related party	178,000	165,000
Interest and other receivables, net of allowance for doubtful accounts of $75,000 at March 31, 2011 and $66,000 at December 31, 2010	237,000	237,000
Notes receivable, net of allowance of $358,000 at March 31, 2011 and December 31, 2010	--	--
Real estate held for sale	820,000	820,000
Investment in real estate loans, net of allowance for loan loss of $1,017,000 at March 31, 2011 and December 31, 2010	1,658,000	1,658,000
Due from related parties	964,000	1,012,000
Other assets	5,000	4,000

Total assets	$4,274,000	$4,341,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$111,000	$64,000
Note payable	48,000	48,000
Deferred income	985,000	985,000

Total liabilities	1,144,000	1,097,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at March 31, 2011 and December 31, 2010	3,121,000	3,247,000
Accumulated other comprehensive income (loss)	9,000	(3,000)

Total members' equity	3,130,000	3,244,000

Total liabilities and members' equity	$4,274,000	$4,341,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)
	For the Three Months Ended
	03/31/2011	03/31/2010
Revenues
Interest income from investment in real estate loans	$6,000	$35,000
Other income	--	24,000
Total revenues	6,000	59,000

Operating expenses
Interest expense	1,000	--
Professional fees	90,000	51,000
Professional fees - related party	6,000	2,000
Other	8,000	4,000
Total operating expenses	105,000	57,000

(Loss) Income from operations	(99,000)	2,000

Loss from real estate held for sale
Expenses related to real estate held for sale	(27,000)	(22,000)
Total loss from real estate held for sale	(27,000)	(22,000)

NET LOSS	$(126,000)	$(20,000)

Net loss allocated to members	$(126,000)	$(20,000)

Net loss allocated to members per weighted average membership unit	$(0.06)	$(0.01)

Weighted average membership units	2,024,424	2,024,424

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENT OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2010	2,024,424	$3,244,000

Comprehensive loss:

Net loss		(126,000)

Unrealized gain on marketable securities		12,000

Total comprehensive loss		(114,000)

Members' equity at March 31, 2011 (unaudited)	2,024,424	$3,130,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	03/31/11	03/31/10
Cash flows from operating activities:
Net loss	$(126,000)	$(20,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable included in other expense	--	(1,000)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	46,000	11,000
Due to/from related parties	48,000	(29,000)
Other assets	(1,000)	--
Net cash used in operating activities	(33,000)	(39,000)

Cash flows from investing activities:
Proceeds related to real estate held for sale	--	107,000
Net cash provided by investing activities	--	107,000

Cash flows from financing activities:
Liquidating distributions	--	(1,002,000)
Net cash used in financing activities	--	(1,002,000)

NET CHANGE IN CASH	(33,000)	(934,000)

Cash, beginning of period	445,000	1,880,000

Cash, end of period	$412,000	$946,000

Supplemental disclosures of cash flows information:
Interest paid	$1,000	$--

Non-cash investing and financing activities:
Unrealized gain (loss) on marketable securities - related party	$12,000	$(49,000)

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of March 31, 2011, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

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

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage LLC, a Nevada limited liability company, who is our manager (the “Manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”), which Vestin Group owns a significant majority of, that continued the business of brokerage, placement and servicing of real estate loans.  Effective February 14, 2011, the business of brokerage and placement of real estate loans is being performed by affiliated or non-affiliated mortgage brokers, which includes Vestin Originations, which the significant majority is owned by Michael V. Shustek,  and Advant Mortgage, LLC (“Advant”), which is solely owned by a compny which is solely owned by Michaek V. Shustek, both licensed Nevada mortgage broker.

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.  Because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of March 31, 2011, the financial statements are presented assuming the Fund will continue as a going concern.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2010 annual report filed on Form 10-K.

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

Deferred Revenue Recognition

Deferred revenue supports the amount of sales proceeds withheld on a sale of our building during November 2006, which we were required to establish an irrevocable stand by letter of credit which was to expire August 31, 2014.  Revenue will be recognized at the expiration of the lease referred to above.  For discussion of litigation between Vestin Group and the building owner, see Note N –  Legal Matters Involving The Company.

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

Investments in real estate loans are secured by deeds of trust or mortgages.  Generally, our real estate loans require interest only payments with a balloon payment of the principal at maturity.  We have both the intent and ability to hold real estate loans until maturity and therefore, real estate loans are classified and accounted for as held for investment and is carried at amortized cost.  Loans sold to or purchased from affiliates are accounted for at the principal balance and no gain or loss is recognized by us or any affiliate.  Loan-to-value ratios are initially based on appraisals obtained at the time of loan origination and are updated, when new appraisals are received or when management’s assessment of the value has changed, to reflect subsequent changes in value estimates.  Such appraisals are generally dated within 12 months of the date of loan origination and may be commissioned by the borrower.

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

Loans that have been modified from their original terms are evaluated to determine if the loan meets the definition of a Troubled Debt Restructuring (“TDR”).  When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it complies with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.

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

•	Unanticipated legal or business issues that may arise subsequently to loan origination or upon the sale of foreclosed related loan advances;

•	Appraisals, which are only opinions of value at the time of the appraisal, may not accurately reflect the value of the property.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of March 31, 2011.  All securities are classified as available-for-sale.

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

According to the SEC Staff Accounting Bulletin, Topic 5: Miscellaneous Accounting, M - Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, there are numerous factors to be considered in such an evaluation and their relative significance will vary from case to case.  The following are a few examples of the factors that individually or in combination, indicate that a decline is other than temporary and that a write-down of the carrying value is required:

•	The length of time and the extent to which the market value has been less than cost;

•
The financial condition and near term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in technology that may impair the earnings potential of the investment of the discontinuance of a segment of the business that may affect the future earnings potential, or

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

Net Income (Loss) Allocated to Members Per Weighted Average Membership Unit

Net income (loss) allocated to members per weighted average membership unit is computed by dividing net income (loss) calculated in accordance with GAAP by the weighted average number of membership units outstanding for the period.

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

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, interest and other receivables, notes receivable, accounts payable and accrued liabilities, due to/from related parties, and notes payable.  The carrying value of these instruments approximates their fair values due to their short-term nature.  Marketable securities – related party and investment in real estate loans are further described in Note K – Fair Value.

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities - related party, notes receivable, accounts payable and accrued liabilities, due to/from related parties, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of March 31, 2011 and December 31, 2010, we had no amounts in excess of the federally insured limits.

As of March 31, 2011 and December 31, 2010, 28% and 56.6% of our loans were in Nevada and Oregon, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At March 31, 2011 and December 31, 2010, the loan to our largest borrower represented 56.8% of our total investment in real estate loans.  When funded in December 2007, this loan constituted approximately 7.0% of our total investment in real estate loans.  The percentage of this loan increased due to the decrease in other loans through payments, sales, foreclosures, modifications, and liquidating distributions.  This commercial property real estate loan is located in Oregon with a first lien position and has an outstanding balance of approximately $6.0 million, of which our portion is $1.5 million.  As of March 31, 2011, this loan was considered non-performing.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

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

Common Guarantors

As of March 31, 2011, one loan totaling approximately $7.2 million, of which our portion is $0.4 million, representing approximately 15.1% of our portfolio’s total value, along with four unsecured notes receivable totaling approximately $0.4 million, had a common guarantor.  For additional information regarding the above loan modification agreement, see Note I – Notes Receivable.

No other loans in our portfolio have common guarantors at March 31, 2011.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2011 and December 31, 2010, all of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we invested in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2011 and December 31, 2010, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of March 31, 2011, we had two remaining types of real estate loan products consisting of commercial and construction.  The effective interest rates on all product categories range from 3% to 15%.  As a result of troubled debt restructuring, the total interest on one performing loan is being fully accrued and is payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  In the interim, a settlement was reached with the unaffiliated lender wherein we, VRM I and VRM II will receive approximately $2.7 million, of which our portion equals approximately $0.2 million.  On May 10, 2011, the funds were received.  For additional information regarding the consummation of this settlement, refer to Note R – Subsequent Events.

Investments in real estate loans as of March 31, 2011, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	4	$2,271,000	10.52%	84.90%	94.74%
Construction	1	404,000	8.00%	15.10%	91.33%
Total	5	$2,675,000	10.14%	100.00%	94.27%

Investments in real estate loans as of December 31, 2010, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	4	$2,271,000	10.52%	84.90%	94.74%
Construction	1	404,000	8.00%	15.10%	91.33%
Total	5	$2,675,000	10.14%	100.00%	94.27%

*Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of March 31, 2011 and December 31, 2010 was 6.16%.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of March 31, 2011 and December 31, 2010:

Loan Type	Number of Loans	March 31, 2011 Balance *	Portfolio Percentage	Number of Loans	December 31, 2010 Balance *	Portfolio Percentage

First deeds of trust	2	$1,924,000	71.93%	2	$1,924,000	71.93%
Second deeds of trust	3	751,000	28.07%	3	751,000	28.07%
Total	5	$2,675,000	100.00%	5	$2,675,000	100.00%

*Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2011:

Non-performing and past due loans	$1,720,000
April 2011 – June 2011	404,000
July 2011 – September 2011	351,000
October 2011 – December 2011	200,000

Total	$2,675,000

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011 Balance *	Portfolio Percentage	December 31, 2010 Balance *	Portfolio Percentage

Arizona	$200,000	7.48%	$200,000	7.48%
Nevada	755,000	28.22%	755,000	28.22%
Oregon	1,520,000	56.82%	1,520,000	56.82%
Texas	200,000	7.48%	200,000	7.48%
Total	$2,675,000	100.00%	$2,675,000	100.00%

*Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets.
	March 31, 2011 Balance	December 31, 2010 Balance
Balance per loan portfolio	$2,675,000	$2,675,000
Less:
Allowance for loan losses (a)	(1,017,000)	(1,017,000)
Balance per balance sheet	$1,658,000	$1,658,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of March 31, 2011, we had two loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $1.3 million, net of allowance for loan losses of approximately $0.5 million, which does not include the allowances of approximately $0.6 million relating to performing loans as of March 31, 2011.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  At March 31, 2011, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at March 31, 2011	Allowance for Loan Losses	Net Balance at March 31, 2011

Commercial	2	$1,720,000	$(457,000)	$1,263,000
Total	2	$1,720,000	$(457,000)	$1,263,000

•
Commercial – As of March 31, 2011, two of our four commercial loans were considered non-performing.  The outstanding balance on the two non-performing loans was $20.0 million, of which our portion is approximately $1.7 million.  As of March 31, 2011, these loans have been non-performing for 25 and 34 months.  Our manager has commenced foreclosure proceedings on the two loans, and has proceeded with legal action to enforce the personal guarantees if necessary.  As of March 31, 2011, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $15.0 million, of which our portion is approximately $0.5 million.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of March 31, 2011, we have provided a specific reserve allowance for all non-performing loans and all performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	1,720,000	(457,000)	1,263,000
Subtotal non-performing loans	1,720,000	(457,000)	1,263,000

Performing loans – no related allowance	--	--	--
Performing loans – related allowance	955,000	(560,000)	395,000
Subtotal performing loans	955,000	(560,000)	395,000

Total	$2,675,000	$(1,017,000)	$1,658,000

	As of December 31, 2010
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	1,720,000	(457,000)	1,263,000
Subtotal non-performing loans	1,720,000	(457,000)	1,263,000

Performing loans – no related allowance	--	--	--
Performing loans – related allowance	955,000	(560,000)	395,000
Subtotal performing loans	955,000	(560,000)	395,000

Total	$2,675,000	$(1,017,000)	$1,658,000

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

Specific Reserve Allowances

As of March 31, 2011, we have provided a specific reserve allowance for two non-performing loans and three performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the three months ended March 31, 2011, and 2010 by loan type.

Loan Type	Balance at 12/31/10	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO	Balance at 03/31/11

Commercial	$840,000	$--	$--	$--	$--	$840,000
Construction	177,000	--	--	--	--	177,000
Total	$1,017,000	$--	$--	$--	$--	$1,017,000

Loan Type	Balance at 12/31/09	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 03/31/10

Commercial	$1,941,000	$--	$--	$--	$--	$1,941,000
Construction	253,000	--	--	--	--	253,000
Total	$2,194,000	$--	$--	$--	$--	$2,194,000

•
Commercial – As of March 31, 2011, all of our commercial loans had a specific reserve allowance totaling approximately $19.3 million, of which our portion is approximately $0.8 million.  The outstanding balance on these five loans was approximately $34.2 million, of which our portion was $2.3 million.

•
Construction – As of March 31, 2011, our one construction loan had a specific reserve allowance totaling approximately $3.1 million, of which our portion was approximately $0.2 million.  The outstanding balance on this loan was approximately $7.2 million, of which our portion is $0.4 million.

Troubled Debt Restructuring

As of March 31, 2011 and December 31, 2010, we had three loans totaling approximately $1.0 million that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  The following is a breakdown of our TDR loans that were considered performing and non-performing loans as of March 31, 2011 and December 31, 2010:

As of March 31, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	2	$551,000	2	$551,000	--	$--
Construction	1	405,000	1	405,000	--	--
Total	3	$956,000	3	$956,000	--	$--

As of December 31, 2010
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	2	$551,000	2	$551,000	--	$--
Construction	1	405,000	1	105,000	--	--
Total	3	$956,000	3	$956,000		$--

•
Commercial –As of March 31, 2011 and December 31, 2010 we had four commercial loans, two of which, at each date, were modified pursuant to TDR.  As of March 31, 2011 and December 31, 2010, two of these loans were secured by second deeds of trust and were considered performing prior to their restructuring, whereby they had their interest rates reduced.  One loan’s interest rate was reduced from 15% payable monthly to 8% accrued and payable at maturity, which was extended from April 30, 2010 to December 31, 2011.  As a result of this reduction in interest rate, we recorded an impairment of $33,000, as an allowance for loan loss, based on the reduction of the present value of future cash flows.  The other loan had its maturity date extended to September 16, 2011 and had its interest rate reduced from 10.5% to 3.0%.  This loan was considered performing prior to its restructuring.  As of May 13, 2011, these two loans continue to perform as required by the loan modifications.

•
Construction – As of March 31, 2010 and December 31, 2010, we had one construction loan that was modified pursuant to TDR.  For additional information regarding the above loan modification agreement, see Note I – Notes Receivable.

Extensions

As of March 31, 2011, our manager had granted extensions on three loans that share a common guarantor, totaling approximately $21.4 million, of which our portion was approximately $1.0 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of March 31, 2011 and December 31, 2010, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.87% of their total outstanding common stock.

During the three months ended March 31, 2011, the trading price for VRM II’s common stock ranged from $1.40 to $1.74 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis with respect to unrealized gain or losses.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2011, we held four properties with a total carrying value of approximately $0.8 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the three months ended March 31, 2011 and 2010, related to our REO totaled $27,000 and $22,000, respectively, and no write-downs were deemed necessary on our REOs.  Our REO properties are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.  Set forth below is a roll-forward of REO during the three months ended March 31, 2011:

Description	Balance at 12/31/10	Acquisitions Through Foreclosure	Write Downs	Cash Reductions	Seller Financed Loan	Net Cash Proceeds on Sales	Net Loss on Sale of Real Estate	Balance at 03/31/2011

Land	$820,000	$--	$--	$--	$--	$--	$--	$820,000

Total	$820,000	$--	$--	$--	$--	$--	$--	$820,000

Land

As of March 31, 2011, we held four REO properties classified as Land, totaling approximately $0.8 million.  These properties were acquired between May 2008 and October 2010 and consist of commercial land and residential land.  During the three months ended March 31, 2011, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals, no write-downs were deemed necessary.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

•
Commercial Land –During the three months ended March 31, 2011, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals, no write-downs were deemed necessary.  As of March 31, 2011, we held two properties, classified as commercial land REO, located in Nevada totaling approximately $0.5 million.

•
Residential Land –  During the three months ended March 31, 2011, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals, no write-downs were deemed necessary.  As of March 31, 2011, we held two properties, classified as residential land REO, located in Arizona and California totaling approximately $0.3 million.

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three months ended March 31, 2011 and 2010.

As of March 31, 2011 and March 31, 2010, our manager owned 54,863 of our units.  During the three months ended March 31, 2010, we made liquidating distributions to our manager totaling $27,000, in accordance with the Plan.  There were no similar distributions during the three months ended March 31, 2011.

In connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and is supported by our restricted cash.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.   In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2011, the court granted judgment to the Purchaser.  No written judgment or order has been issued by the court, as a hearing has yet to be set regarding offsets to the Purchaser’s damages.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless for any such withdrawals, including the full amount of the $985,000 drawn to date under the letter of credit.  Vestin Group’s obligation is to make us whole no later than August 2014.  For a discussion of litigation between us, Vestin Group and the building owner, see Note N -  Legal Matters Involving The Company .

As of March 31, 2011 and December 31, 2010, we had receivables from our manager totaling approximately $1.0 million, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of March 31, 2011 and December 31, 2010, we owned 114,117 common shares of VRM II, representing approximately 0.87% of their total outstanding common stock.

As of March 31, 2011, we owed VRM II approximately $3,000.  As of December 31, 2010, we had receivables from VRM II of approximately $37,000.

As of March 31, 2011, we owed VRM I approximately $5,000.  As of December 31, 2010, we owed VRM I approximately $2,000.

As of March 31, 2011 and March 31, 2010, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.72% of our total membership units.  During the three months ended March 31, 2010, we made liquidating distributions to inVestin totaling $17,000, in accordance with the Plan.  There were no similar distributions during the three months ended March 31, 2011.

As of March 31, 2011 and March 31, 2010, Mr. Shustek’s spouse owned 2,963 of our membership units representing less than 1.0% of our total membership units.  During the three months ended March 31, 2010, we made liquidating distributions to Mr. Shustek’s spouse totaling $1,000, in accordance with the Plan.  There were no similar distributions during the three months ended March 31, 2011.

During the three months ended March 31, 2011, we incurred $6,000, for legal fees to the law firm of Levine, Garfinkel & Katz in which the acting Secretary of Vestin Group has an equity ownership interest in the law firm.  During the three months ended March 31, 2011, we incurred $18,000 for legal fees to the law firm of Levine, Garfinkel & Katz.

During the three months ended March 31, 2011, SCORP, Inc. dba Diligent Consulting and Analysis, an entity wholly owned by Daniel B. Stubbs, the former Senior Vice President of Vestin Group, received a consulting fee of approximately $40,000.  Our pro-rata share of these fees totaled approximately $2,000.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2011.  Based on this review the value of members’ capital accounts was adjusted from $1.60 per unit to $1.55 per unit, as of April 1, 2011.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

Liquidating Distributions

On January 26, 2010, April 8, 2010 and September 17, 2010, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million and $0.3 million, respectively, in accordance with the Plan.  To date, no subsequent distributions have been made, as sufficient funds have not been available.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.

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

NOTE K — FAIR VALUE

As of March 31, 2011, financial assets and liabilities, utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following tables present the valuation of our financial assets as of March 31, 2011 and December 31, 2010, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 03/31/2011	Carrying Value on Balance Sheet at 03/31/2011
Assets
Investment in marketable securities - related party	$178,000	$--	$--	$178,000	$178,000
Investment in real estate loans	$--	$--	$1,660,000	$1,660,000	$1,658,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2010	Carrying Value on Balance Sheet at 12/31/2010
Assets
Investment in marketable securities - related party	$165,000	$--	$--	$165,000	$165,000
Investment in real estate loans	$--	$--	$1,660,000	$1,660,000	$1,658,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2011 to March 31, 2011.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of March 31, 2011, and December 31, 2010.

Investment in real estate loans

Balance on January 1, 2011	$1,658,000
Temporary change in estimated fair value based on future cash flows	2,000
Transfer to Level 1	--
Transfer to Level 2	--

Balance on March 31, 2011, net of temporary valuation adjustment	$1,660,000

Investment in real estate loans

Balance on January 1, 2010	$3,291,000
Temporary change in estimated fair value based on future cash flows	17,000
Transfer to Level 1	--
Transfer to Level 2	--

Balance on March 31, 2010, net of temporary valuation adjustment	$3,308,000

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

None

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

In the Order, the Commission found that the Respondents violated Sections 17(a) (2) and 17(a) (3) of the Securities Act of 1933 through the use of certain slide presentations in connection with the sale of our units and units in Fund II, the predecessor to VRM II.  The Respondents consented to the entry of a cease and desist order, the payment by Mr. Shustek of a fine of $100,000 and Mr. Shustek’s suspension from association with any broker or dealer for a period of six months, which expired in March 2007.  In addition, the Respondents agreed to implement certain undertakings with respect to future sales of securities.  We are not a party to the Order.

The Manager and the Company were defendants in a civil action filed by Birkeland Family, LLC III and Birkeland Family, LLC V (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs alleged as causes of action against the Manager and the Company:  Breach of contract and breach of the implied covenant of good faith and fair dealing regarding the sale of the office building commonly described as 8379 W. Sunset Road, Las Vegas, Nevada.  The action sought monetary, punitive and exemplary damages.  On January 18, 2011, summary judgment was granted in favor of the Company, with the Court finding that the Company was not part of the lease and, therefore, could not be held liable for damages.  The Manager is still involved in this civil action.  The Company is attempting to recover legal fees associated with this matter.  Any fees that are not recovered will be reimbursed by the Manager.

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

On May 9, 2007,VRM I, VRM II, Vestin Mortgage, the State of Hawaii and Comerica Incorporated (“Comerica”) announced that an arrangement had been reached to auction the RightStar assets.  The auction was not successful.  On June 12, 2007, the court approved the resolution agreement, which provides that the proceeds of the foreclosure sale would be allocated in part to VRM I, VRM II and Vestin Mortgage and in part to fund the trust’s statutory minimum balances.  VRM I, VRM II, Vestin Mortgage, the State of Hawaii and Comerica have pledged to cooperate to recover additional amounts owed to the trusts and the creditors from others.  Should the recovery meet or exceed $9 million, all parties have agreed that no further litigation between the state of Hawaii and Vestin will be reinstituted related to the trust’s statutory minimum balances.  The Vestin entities and the State of Hawaii signed a new agreement that would permit the foreclosure to proceed.  On October 12, 2009, the State Court approved the agreement permitting the foreclosure to proceed.  On January 25, 2010, the Circuit Court of the First Circuit for the State of Hawaii confirmed the right of VRM I, VRM II and Vestin Mortgage, to acquire through foreclosure the RightStar assets.  On June 29, 2010, the First Circuit for the State of Hawaii issued its final order allowing the foreclosure.  On July 13, 2010, VRM I, VRM II and Vestin Mortgage completed the foreclosure of these properties and classified them as REO.

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

NOTE N — LEGAL MATTERS INVOLVING THE COMPANY

The Company was a defendant in a civil action filed by Birkeland Family, LLC III and Birkeland Family, LLC V (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs alleged as causes of action against the Company:  Breach of Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing regarding the sale of the office building commonly described as 8379 W. Sunset Road, Las Vegas, Nevada.  The action sought monetary, punitive and exemplary damages.  On January 18, 2011, summary judgment was granted in favor of the Company, with the Court finding that the Company was not part of the lease and, therefore, could not be held liable for damages.  The Company is attempting to recover legal fees associated with this matter.  Any fees that are not recovered will be reimbursed by the Manager.

From time to time, we may become involved in litigation in the ordinary course of business.  We do not believe that any pending legal proceedings are likely to have a material adverse effect on our financial condition or results of operations or cash flows.  It is not possible to predict the outcome of any such proceedings.

NOTE O — SUBSEQUENT EVENTS

On May 10, 2011, we received funds pursuant to the consummation of a settlement with an unaffiliated lender wherein we, VRM I and VRM II were allocated approximately $2.7 million, of which our portion equals approximately $2.0 million, for proceeds from the bankruptcy sale of assets involving the borrower of one of our non-performing commercial loans in California.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2011 and 2010.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report filed on Form 10-K, Part II, Item 7 for the year ended December 31, 2010.

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

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results should not be viewed as indicative of future results as we implement the Plan.  We currently anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of March 31, 2011, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to reasonable reserve established to provide for payment of the Company’s ongoing expenses and contrast liabilities.  Our manager has established a reserve to cover our on-going expenses and future obligations.  As of March 31, 2011, our unrestricted cash was approximately $0.5 million.

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

Our historical operating results were affected primarily by: (i) the amount of capital we invested in real estate loans, (ii) the level of real estate lending activity in the markets we serviced, (iii) the interest rates we were able to charge on our loans and (iv) the level of non-performing assets, foreclosures and related loan losses that we experienced.

Our recent operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  As of March 31, 2011, we had two loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $1.3 million, net of allowance for loan losses of approximately $0.4 million.  These loans have been placed on non-accrual of interest status and are the subject of pending foreclosure proceedings.

Non-performing assets, net of allowance for loan losses, totaled approximately $2.1 million or 49% of our total assets as of March 31, 2011, as compared to approximately $2.1 million or 48% of our total assets as of December 31, 2010.  At March 31, 2011, non-performing assets consisted of approximately $0.8 million of REO and approximately $1.3 million of non-performing loans, net of allowance for loan losses.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

As of March 31, 2011, our loan-to-value ratio was 94.27%, net of allowances for loan losses, on a weighted average basis, generally using updated appraisals.  Additional significant increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will continue to have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio has been affected by declining real estate values, which have eroded the market value of our collateral.

As of March 31, 2011, we have provided a specific reserve allowance for two non-performing loans and three performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

As of March 31, 2011, our loans were in the following states: Arizona, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended March 31, 2011, to the three months ended March 31, 2010.

Total Revenues:  For the three months ended March 31, 2011, total revenues were $6,000 compared to $59,000 during the three months ended March 31, 2010, a decrease of $53,000 or 90%.  Revenues were primarily affected by the decrease in interest income as follows:

•
Interest income from investments in real estate loans decreased $29,000 during the three months ended March 31, 2011, compared to the same period in 2010.  This decrease in interest income is mainly due to the decrease in our portfolio of performing real estate loans, which declined from six loans totaling approximately $2.0 million as of March 31, 2010, to three loans totaling approximately $1.0 million as of March 31, 2011.  Our revenue is dependent upon the balance of our performing loans and the interest earned on these loans.  In addition, the weighted average interest rate on our performing loans has decreased from 7.87% as of March 31, 2010 to 6.16% as of March 31, 2011.  This decline is a result of current market conditions in the lending industry, the level of non-performing assets in our portfolio, the reduction of interest rates through TDR and the liquidation of our assets pursuant to the Plan.  Once a performing loan is paid in full or sold, the proceeds will not be used to invest in new loans.  For additional information see Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

•
During the three months ended March 31, 2010, we recognized approximately $24,000 in other income due to a receipt of a loan payment on a loan that was the subject of a 100% reserve.  No similar transaction occurred during the three months ended March 31, 2011.

Total Operating Expenses:  For the three months ended March 31, 2011, total operating expenses were $105,000 compared to approximately $57,000 during the three months ended March 31, 2010, a increase of $48,000 or 84%.  Expenses were primarily affected by the following factor:

•
During the three months ended March 31, 2011 interest expense was $1,000, compared to no interest expense in the same period in 2010.  In addition, during the three months ended March 31, 2011 professional fees increased $43,000 during the three months ended March 31, 2011, compared to the same period in 2010.  For additional information see  Note M – Legal Matters Involving the Manager and Note N – Legal Matters Involving the Company in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q, for information regarding our legal proceedings, which are incorporated herein by reference.

Total Loss from Real Estate Held for Sale:  For the three months ended March 31, 2011, total losses from REO were $27,000 compared to $22,000 during the three months ended March 31, 2010, an increase of approximately $5,000 or 23%.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Liquidating Distributions to Members in accordance to the Plan:  On January 26, 2010, we made an initial liquidating distribution to all Fund Members, in the aggregate amount of approximately $1.0 million, in accordance with the Plan.  In addition, on April 8, 2010, we made another liquidation distribution to all Fund Members, in the aggregate amount of approximately $0.9 million, in accordance with the Plan.  In addition, on September 17, 2010, we made another liquidation distribution to all Fund Members, in the aggregate amount of approximately $0.3 million, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2011.  Based on this review, the value of members’ capital accounts was adjusted from $1.60 per unit to $1.55 per unit, as of April 1, 2011.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

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

During the three months ended March 31, 2011, net cash flows used in operating activities totaled $33,000.  Operating cash flows were adversely impacted by the decrease in our investments in real estate loan activity.  There were no cash flows related to investing activities or financing activities during the three months ended March 31, 2011.

At March 31, 2011, we had approximately $0.4 million in unrestricted cash, $0.2 million in marketable securities – related party and approximately $4.3 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  In the interim, a settlement was reached with the unaffiliated lender wherein we, VRM I and VRM II will receive approximately $2.7 million, of which our portion equals $0.2 million.  On May 10, 2011, the funds were received.  For additional information regarding the consummation of this settlement, refer to Note R – Subsequent Events.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of March 31, 2011 and December 31, 2010, we had investments in five real estate loans with a balance of approximately $2.7 million.  In accordance with the Plan, we will no longer invest in new loans.

As of March 31, 2011, we had two loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $1.3 million, net of allowance for loan losses of approximately $0.4 million, which does not include the allowances of approximately $0.6 million relating to the decrease in the property value for performing loans as of March 31, 2011.  These loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  Our manager has evaluated these loans and, based on current estimates, believes that the value of the underlying collateral is sufficient to protect us from loss of principal.  However, such estimates may change, or the value of the underlying collateral may deteriorate, in which case further losses may be incurred.

Our manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses or included as income when the asset is disposed.  As of March 31, 2011, we have provided a specific reserve related to two non-performing loans and three performing loans, based on updated appraisals and evaluation of the borrower obtained by our manager, totaling approximately $1.0 million.  Our manager evaluated these loans and concluded that the remaining underlying collateral was sufficient to protect us against further losses of principal or interest.  Our manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.  As of May 13, 2011, we believe any continuing declines in real estate values will adversely affect the value of the collateral securing our real estate loans as well as the market value of our REO.

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

Non-performing assets included loans in non-accrual status, net of allowance for loan losses, and REO totaling approximately $1.3 million and $0.8 million, respectively, as of March 31, 2011 and December 31, 2010.  It is possible that no earnings will be recognized from these assets until they are disposed of, or that no earnings will be recognized at all, and the time it will take to dispose of these assets cannot be predicted.  Our manager believes that these non-performing assets have increased in significant part as a result of conditions in the real estate and credit markets.  We believe that the continued weakness in real estate markets may result in additional losses on our REO.

As a commercial real estate lender who was willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown and recession.  The recent recession adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds led to an increase in defaults on our loans. Furthermore, problems experienced in the U.S. credit markets from the summer of 2007 through 2009 have reduced the availability of credit for many prospective borrowers.  These problems persist in the markets we are serving, making it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, an extended period of illiquidity in the credit markets has resulted in a material increase in the number of our loans that are not paid back on time, and we have had to work with some of our borrowers to either modify, restructure and/or extend their loans in order to keep or restore the loans to performing status.

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  Recoveries of previously charged off amounts are credited to the allowance for loan losses.  For additional information regarding the roll-forward of the allowance for loan losses for the three months ended March 31, 2011, refer to Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Real Estate Held for Sale

At March 31, 2011, we held four properties with a total carrying value of approximately $0.8 million, which were acquired through foreclosure and recorded as investments in REO.  Our investments in REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or to own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit, taking into account current economic conditions.  For additional information on our investments in REO, refer to Note F – Real Estate Held for Sale of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2011, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at March 31, 2011:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Note payable	$48,000	$48,000	$--	--	--
Total	$48,000	$48,000	$--	$--	$--

See Note J – Notes Payable of the Notes to the Financial Statements included in Part I, Item I Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2011, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$40,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$198,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$396,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(40,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(198,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(396,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2011, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$27,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$134,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$168,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(27,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(134,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(168,000)

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

None

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (Sec. 229.305(e)), the Company is not required to provide the information required by this Item because it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our manager, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our manager carried out an evaluation, under the supervision and with the participation of our manager’s CEO and CFO, as of March 31, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our manager’s evaluation, our manager’s CEO and CFO concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager's CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our manager’s CEO and  CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.   On January 21, 2011, the Board of Directors appointed Eric Bullinger as our Chief Financial Officer.  Mr. Bullinger, 40, will also serve as the Chief Financial Officer of Vestin Realty Mortgage I, Inc. and the equivalent of the Chief Financial Officer of Vestin Fund III, LLC. Vestin Realty Mortgage I, Vestin Realty Mortgage II and Vestin Fund III are referred to collectively hereafter as the “Vestin Entities”.  Mr. Bullinger’s services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Strategix Solutions is managed by LL Bradford, a certified public accounting firm, and provides accounting and financial reporting services on our behalf.  Mr. Bullinger has worked for LL Bradford for approximately 11 years. Mr. Bullinger has overseen various audit engagements of public companies, as well as non-public companies.  Mr. Bullinger is compensated solely by Strategix Solutions.  Mr. Bullinger’s responsibilities at Strategix Solutions include matters unrelated to the Vestin Entities.  Strategix Solutions has an agreement with the Vestin Entities whereby Strategix Solutions receives certain compensation for the performance of accounting services for the Vestin Entities.  Such accounting services include services in addition to the services to be provided by Mr. Bullinger.

Based on that evaluation, other than what was described above, there have been no such changes during the first fiscal quarter of 2011.

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

Holders

As of May 13, 2011, approximately 509 unit holders held 2,024,424 units in the Company.

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

We anticipate that the liquidation of our real estate loans will take more than two years and the sale of foreclosed properties may take five or more years, with the Dissolution process being substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of March 31, 2011, the financial statements are presented assuming the Fund will continue as a going concern.

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

Date:  May 13, 2011

Exhibit 31.1

CERTIFICATIONS

I, Michael V. Shustek, certify that:

1. I have reviewed this Form 10-Q of Vestin Fund III, LLC;

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

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: May 13, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director of the Manager*
Vestin Mortgage, LLC., sole Manager of Vestin Fund III, LLC
* Michael V. Shustek functions as the equivalent of the Chief Executive Officer of the Registrant.

Exhibit 31.2

CERTIFICATIONS

I, Eric Bullinger, certify that:

1. I have reviewed this Form 10-Q of Vestin Fund III, LLC;

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

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: May 13, 2011

/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer of the Manager*
Vestin Mortgage, LLC., sole Manager of Vestin Fund III, LLC
*Eric Bullinger functions as the equivalent of Chief Financial Officer for Vestin Fund III LLC pursuant to an accounting services agreement entered into between Vestin Fund III LLC and his employer, Strategix Solutions, LLC.

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C.  SECTION 1350

Michael V. Shustek, as Chief Executive Officer and Director of Vestin Mortgage, LLC., the sole manager of Vestin Fund III, LLC (the “Registrant”), and Eric Bullinger, as Chief Financial Officer of Vestin Mortgage, LLC., hereby certify, pursuant to 18 U.S.C. Sec.1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Registrant’s Report on Form 10-Q for the three months ended March 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: May 13, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director*
of Vestin Mortgage, LLC., sole Manager of the Registrant

Date: May 13, 2011

/s/ Eric Bullinger
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