Form 10-Q
period 2011-06-30
VESTIN FUND III LLC
filed 2011-08-15
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-105017

VESTIN FUND III, LLC
(Exact name of registrant as specified in its charter)

NEVADA	87-0693972
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8880 W. SUNSET ROAD, SUITE 200, LAS VEGAS, NEVADA 89148
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

Yes  [   ]    No   [X]

As of August 15, 2011, 2,024,424 membership units in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and cash equivalents	$232,000	$445,000
Marketable securities - related party	159,000	165,000
Interest and other receivables, net of allowance for doubtful accounts of $84,000 at June 30, 2011 and $66,000 at December 31, 2010	2,000	237,000
Notes receivable, net of allowance of $358,000 at June 30, 2011 and December 31, 2010	--	--
Real estate held for sale	782,000	820,000
Investment in real estate loans, net of allowance for loan loss of $1,017,000 at June 30, 2011 and December 31, 2010	1,658,000	1,658,000
Due from related parties	975,000	1,012,000
Other assets	1,000	4,000

Total assets	$3,809,000	$4,341,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$30,000	$64,000
Note payable	48,000	48,000
Deferred income	985,000	985,000

Total liabilities	1,063,000	1,097,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at June 30, 2011 and December 31, 2010	2,756,000	3,247,000
Accumulated other comprehensive loss	(10,000)	(3,000)

Total members' equity	2,746,000	3,244,000

Total liabilities and members' equity	$3,809,000	$4,341,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)
	For the Three Months Ended		For the Six Months Ended
	06/30/2011	06/30/2010	06/30/2011	06/30/2010
Revenues
Interest income from investment in real estate loans	$6,000	$24,000	$11,000	$59,000
Other income	--	1,000	--	25,000
Total revenues	6,000	25,000	11,000	84,000

Operating expenses
Interest expense	1,000	--	2,000	--
Provision for loan losses	--	70,000	--	70,000
Professional fees	14,000	71,000	109,000	124,000
Other	9,000	6,000	17,000	10,000
Total operating expenses	24,000	147,000	128,000	204,000

Loss from operations	(18,000)	(122,000)	(117,000)	(120,000)

Non-operating income
Interest income from banking institutions	--	1,000	--	1,000
Total non-operating income, net	--	1,000	--	1,000

Loss from real estate held for sale
Write-down of real estate held for sale	(38,000)	(120,000)	(38,000)	(120,000)
Expenses related to real estate held for sale	(11,000)	(10,000)	(38,000)	(32,000)
Total loss from real estate held for sale	(49,000)	(130,000)	(76,000)	(152,000)

NET LOSS	$(67,000)	$(251,000)	$(193,000)	$(271,000)

Net loss allocated to members	$(67,000)	$(251,000)	$(193,000)	$(271,000)

Net loss allocated to members per weighted average membership unit	$(0.03)	$(0.12)	$(0.10)	$(0.13)

Weighted average membership units	2,024,424	2,024,424	2,024,424	2,024,424

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENT OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2010	2,024,424	$3,244,000

Comprehensive loss:

Net loss		(193,000)

Unrealized loss on marketable securities – related party		(7,000)

Total comprehensive loss		(200,000)

Liquidating distributions		(298,000)

Members' equity at June 30, 2011 (unaudited)	2,024,424	$2,746,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	06/30/11	06/30/10
Cash flows from operating activities:
Net loss	$(193,000)	$(271,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable included in other expense	--	(3,000)
Provision for loan loss	--	70,000
Write-downs on real estate held for sale	38,000	120,000
Change in operating assets and liabilities:
Interest receivable	236,000	2,000
Accounts payable and accrued liabilities	(36,000)	(4,000)
Due to/from related parties	37,000	(25,000)
Other assets	3,000	--
Net cash provided by (used in) operating activities	85,000	(111,000)

Cash flows from investing activities:
Proceeds from loan payoff	--	299,000
Sale of investments in real estate loans to:
VRM II	--	200,000
Proceeds related to real estate held for sale	--	206,000
Net cash provided by investing activities	--	705,000

Cash flows from financing activities:
Liquidating distributions, net of reinvestments	(298,000)	(1,584,000)
Liquidating distributions – related party	--	(267,000)
Net cash used in financing activities	(298,000)	(1,851,000)

NET CHANGE IN CASH	(213,000)	(1,257,000)

Cash, beginning of period	445,000	1,880,000

Cash, end of period	$232,000	$623,000

Supplemental disclosures of cash flows information:
Interest paid	$2,000	$--

Non-cash investing and financing activities:
Adjustment to interest receivable and related allowance associated with sale of investment in real estate loan	$--	$(226,000)
Account receivable related to sale of loan collateral, held in escrow account	$--	$236,000
Write off of interest receivable and related allowance	$--	$10,000
Unrealized gain (loss) on marketable securities - related party	$(7,000)	$92,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of June 30, 2011, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On January 26, 2010, April 8, 2010, September 17, 2010 and May 25, 2011, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million $0.3 million and $0.3 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, who is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”), which Vestin Group owns a significant majority of, that continued the business of brokerage, placement and servicing of real estate loans.  Effective February 14, 2011, the business of brokerage and placement of real estate loans will be performed by affiliated or non-affiliated mortgage brokers, which includes Vestin Originations, which the significant majority is beneficially owned by Michael V. Shustek, and Advant Mortgage, LLC (“Advant”), beneficially owned by Michel V. Shustek, both licensed Nevada mortgage brokers.

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.  Because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of June 30, 2011, the financial statements are presented assuming the Fund will continue as a going concern.

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

On January 21, 2011, Eric Bullinger was appointed as CFO to our manager by their Board of Directors, pursuant to the terms of our agreement with Strategix Solutions, who was responsible for designating, subject to the approval of their Board of Directors, a new CFO for the manager.  From May 21, 2010, until January 21, 2011, our current CEO of our manager, Michael Shustek, was acting as their interim CFO.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of June 30, 2011.  All securities are classified as available-for-sale.

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

Segments

We operate as one business segment.

Reclassifications

Certain amounts in the June 30, 2010 consolidated financial statements have been reclassified to conform to the June 30, 2011 presentation.

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

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, interest and other receivables, notes receivable, accounts payable and accrued liabilities, due to/from related parties, and notes payable.  The carrying value of these instruments approximates their fair values due to their short-term nature.  Marketable securities – related party and investment in real estate loans are further described in Note J – Fair Value.

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities - related party, notes receivable, accounts payable and accrued liabilities, due to/from related parties, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of June 30, 2011 and December 31, 2010, we had no amounts in excess of the federally insured limits.

As of June 30, 2011 and December 31, 2010, approximately 28% and 57% of our loans were in Nevada and Oregon, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At June 30, 2011 and December 31, 2010, the loan to our largest borrower represented 56.8% of our total investment in real estate loans.  When funded in December 2007, this loan constituted approximately 7.0% of our total investment in real estate loans.  The percentage of this loan increased due to the decrease in other loans through payments, sales, foreclosures, modifications, and liquidating distributions.  This commercial property real estate loan is located in Oregon with a first lien position and has an outstanding balance of approximately $6.0 million, of which our portion is $1.5 million.  As of June 30, 2011, this loan was considered non-performing.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

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

Common Guarantors

As of June 30, 2011, one loan totaling approximately $7.2 million, of which our portion is $0.4 million, representing approximately 15.1% of our portfolio’s total value, along with four unsecured notes receivable totaling approximately $0.4 million, had a common guarantor.

No other loans in our portfolio have common guarantors at June 30, 2011.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2011 and December 31, 2010, all of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we have previously invested in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At June 30, 2011 and December 31, 2010, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

As of June 30, 2011, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  The effective interest rates on all product categories range from 0% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.  Revenue by product will fluctuate based upon relative balances during the period.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  A settlement was reached with the unaffiliated lender, and, as a result, we, VRM I and VRM II received approximately $2.7 million, of which our portion was approximately $0.2 million.

Investments in real estate loans as of June 30, 2011, were as follows:

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

*Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of June 30, 2011 and December 31, 2010 was 6.16%.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of June 30, 2011 and December 31, 2010:

Loan Type	Number of Loans	June 30, 2011 Balance *	Portfolio Percentage	Number of Loans	December 31, 2010 Balance *	Portfolio Percentage

First deeds of trust	2	$1,924,000	71.93%	2	$1,924,000	71.93%
Second deeds of trust	3	751,000	28.07%	3	751,000	28.07%
Total	5	$2,675,000	100.00%	5	$2,675,000	100.00%

*Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of June 30, 2011:

Non-performing and past due loans	$1,720,000
July 2011 – September 2011	351,000
October 2011 – December 2011	604,000

Total	$2,675,000

The following is a schedule by geographic location of investments in real estate loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011 Balance *	Portfolio Percentage	December 31, 2010 Balance *	Portfolio Percentage

Arizona	$200,000	7.48%	$200,000	7.48%
Nevada	755,000	28.22%	755,000	28.22%
Oregon	1,520,000	56.82%	1,520,000	56.82%
Texas	200,000	7.48%	200,000	7.48%
Total	$2,675,000	100.00%	$2,675,000	100.00%

*Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets.

	June 30, 2011 Balance	December 31, 2010 Balance
Balance per loan portfolio	$2,675,000	$2,675,000
Less:
Allowance for loan losses (a)	(1,017,000)	(1,017,000)
Balance per balance sheet	$1,658,000	$1,658,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of June 30, 2011, we had two loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $1.3 million, net of allowance for loan losses of approximately $0.5 million, which does not include the allowances of approximately $0.6 million relating to performing loans as of June 30, 2011.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.

At June 30, 2011, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at June 30, 2011	Allowance for Loan Losses	Net Balance at June 30, 2011

Commercial	2	$1,720,000	$(457,000)	$1,263,000
Total	2	$1,720,000	$(457,000)	$1,263,000

At December 31, 2010, the following loan types were non-performing

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2010	Allowance for Loan Losses	Net Balance at December 31, 2010

Commercial	2	$1,720,000	$(457,000)	$1,263,000
Total	2	$1,720,000	$(457,000)	$1,263,000

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of June 30, 2011, we have provided a specific reserve allowance for all non-performing loans and all performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011
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

Specific Reserve Allowances

As of June 30, 2011, we have provided a specific reserve allowance for two non-performing loans and three performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the six months ended June 30, 2011, and 2010 by loan type.

Loan Type	Balance at 12/31/10	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO	Balance at 06/30/11

Commercial	$840,000	$--	$--	$--	$--	$840,000
Construction	177,000	--	--	--	--	177,000
Total	$1,017,000	$--	$--	$--	$--	$1,017,000

Loan Type	Balance at 12/31/09	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 06/30/10

Commercial	$1,941,000	$70,000	$(1,164,000)	$--	$--	$847,000
Construction	253,000	--	--	--	--	253,000
Total	$2,194,000	$70,000	$(1,164,000)	$--	$--	$1,100,000

Troubled Debt Restructuring

As of June 30, 2011 and December 31, 2010, we had three loans totaling approximately $1.0 million that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there has been one loan that became a TDR loan and it remains performing.  The following is a breakdown of our TDR loans that were considered performing and non-performing loans as of June 30, 2011 and December 31, 2010:

As of June 30, 2011
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

•
Commercial –As of June 30, 2011 and December 31, 2010 we had four commercial loans, two of which, at each date, were modified pursuant to TDR.  As of June 30, 2011 and December 31, 2010, two of these loans were secured by second deeds of trust and were considered performing prior to their restructuring, whereby they had their interest rates reduced.  As of August 15, 2011, these two loans continue to perform as required by the loan modifications.

•	Construction – As of June 30, 2010 and December 31, 2010, we had one construction loan that was modified pursuant to TDR.

Extensions

As of June 30, 2011, our manager had granted extensions on three loans that share a common guarantor, totaling approximately $21.4 million, of which our portion was approximately $1.0 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of June 30, 2011 and December 31, 2010, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.87% of their total outstanding common stock.

During the six months ended June 30, 2011, the trading price for VRM II’s common stock ranged from $1.28 to $1.89 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis with respect to unrealized gain or losses.

NOTE F — REAL ESTATE HELD FOR SALE

At June 30, 2011, we held four properties with a total carrying value of approximately $0.8 million, which were acquired through foreclosure and recorded as investments in REO.  On May 31, 2011, we recorded a write down on a property based on an appraisal dated May 23, 2011.  The total write down was approximately $46,000, of which our portion was approximately $15,000.  On June 30, 2011 we recorded a write down on a property based on an appraisal dated July 13, 2011.  The total write down was approximately $0.7 million, of which our portion was approximately $23,000.

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three and six months ended June 30, 2011 and 2010.

As of June 30, 2011 and 2010, our manager owned 54,863 of our units.  During the three months ended June 30, 2011, we made a liquidating  distribution to our manager totaling $8,000, in accordance with the Plan.  During the three and six months ended June 30, 2010, we made liquidating distributions to our manager totaling $23,000 and $50,000, respectively, in accordance with the Plan.

In connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and is supported by our restricted cash.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2011, the court granted judgment to the Purchaser.  No written judgment or order has been issued by the court, as a hearing has yet to be set regarding offsets to the Purchaser’s damages.  Vestin Group has provided us with a written agreement to fully indemnify and hold us harmless for any such withdrawals, including the full amount of the $985,000 drawn to date under the letter of credit.  Vestin Group’s obligation is to make us whole no later than August 2014.  For a discussion of litigation between us, Vestin Group and the building owner, see Note M -  Legal Matters Involving The Company .

As of June 30, 2011 and December 31, 2010, we had receivables from our manager totaling approximately $1.0 million, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of June 30, 2011 and December 31, 2010, we owned 114,117 common shares of VRM II, representing approximately 0.87% of their total outstanding common stock.

As of June 30, 2011, we owed VRM II approximately $4,000.  As of December 31, 2010, we had receivables from VRM II of approximately $37,000.

As of June 30, 2011, we owed VRM I $0.  As of December 31, 2010, we owed VRM I approximately $2,000.

As of June 30, 2011 and 2010, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.72% of our total membership units.  During the three months ended June 30, 2011, we made a liquidating distribution to inVestin totaling $5,000, in accordance with the Plan.  During the three and six months ended June 30, 2010, we made liquidating distributions to inVestin totaling $15,000 and $32,000, respectively, in accordance with the Plan

As of June 30, 2011 and 2010, Shustek Investments, a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.88% of our total membership units.  During the three months ended June 30, 2011, we made a liquidating distribution to Shustek Investments totaling $30,000, in accordance with the Plan.  During the three and six months ended June 30, 2010, we made liquidating distributions to Shustek Investments totaling $84,000 and $183,000, respectively, in accordance with the Plan.

As of June 30, 2011 and 2010, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  During the three months ended June 30, 2011, we made a liquidating distribution to Mr. Shustek’s spouse totaling less than $1,000, in accordance with the Plan.  During the three and six months ended June 30, 2010, we made liquidating distributions to Mr. Shustek’s spouse totaling $1,000 and $2,000, respectively, in accordance with the Plan.

During the three and six months ended June 30, 2011, SCORP, Inc. dba Diligent Consulting and Analysis, an entity wholly owned by Daniel B. Stubbs, the former Senior Vice President of Vestin Group, received consulting fees from VRM I, VRM II and us of approximately $20,000 and $60,000, respectively.  Our pro-rata share of these fees totaled approximately $1,000 and $2,000, respectively.

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

Contingency Reserve

In accordance with the Plan, we established a contingency reserve of $300,000 for the payment of ongoing expenses, any contingent liabilities or to account for loan or other investment losses, however the amount of the reserve may fluctuate based on cash expenditure requirements.  Our manager will have the discretion to increase or decrease the amount of the reserve, but will ensure that the reserve is adequate to pay our outstanding obligations.  The amount of the contingency reserve is based upon estimates and opinions of our manager or through consultation with an outside expert, if our manager determines that it is advisable to retain such expert.  In determining the size of the reserve, our manager reviewed among other things, the value of our non-performing assets and the likelihood of repayment, our estimated contingent liabilities and our estimated expenses, including without limitation, estimated professional, legal and accounting fees, rent, payroll and other taxes, miscellaneous office expenses, facilities costs and expenses accrued in our financial statements.

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended June 30, 2011.  Based on this review, the value of members’ capital accounts was adjusted from $1.55 per unit to $1.37 per unit, as of June 30, 2011.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

Liquidating Distributions

On January 26, 2010, April 8, 2010, September 17, 2010 and May 25, 2011, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million and $0.3 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.

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

NOTE J — FAIR VALUE

As of June 30, 2011, financial assets and liabilities, utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following tables present the valuation of our financial assets as of June 30, 2011 and December 31, 2010, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 06/30/2011	Carrying Value on Balance Sheet at 06/30/2011
Assets
Investment in marketable securities - related party	$159,000	$--	$--	$159,000	$159,000
Investment in real estate loans	$--	$--	$1,660,000	$1,660,000	$1,658,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2010	Carrying Value on Balance Sheet at 12/31/2010
Assets
Investment in marketable securities - related party	$165,000	$--	$--	$165,000	$165,000
Investment in real estate loans	$--	$--	$1,660,000	$1,660,000	$1,658,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2011 to June 30, 2011.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of June 30, 2011, and 2010.

Investment in real estate loans

Balance on January 1, 2011	$1,658,000
Temporary change in estimated fair value based on future cash flows	2,000

Balance on June 30, 2011, net of temporary valuation adjustment	$1,660,000

Investment in real estate loans

Balance on January 1, 2010	$3,291,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(70,000)
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(1,899,000)
Reduction of allowance for loan losses related to sales and payments of
Investment in real estate loans	1,164,000
Temporary change in estimated fair value based on future cash flows	3,000

Balance on June 30, 2010, net of temporary valuation adjustment	$2,489,000

NOTE K — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. ASU 2011-05 is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively. Other than the change in presentation, we have determined these changes will not have an impact on the Consolidated Financial Statements.

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

The Manager and the Company were defendants in a civil action filed by Birkeland Family, LLC III and Birkeland Family, LLC V (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs alleged as causes of action against the Manager and the Company:  Breach of contract and breach of the implied covenant of good faith and fair dealing regarding the sale of the office building commonly described as 8379 W. Sunset Road, Las Vegas, Nevada.  The action sought monetary, punitive and exemplary damages.  On January 18, 2011, summary judgment was granted in favor of the Company, with the Court finding that the Company was not part of the lease and, therefore, could not be held liable for damages.  The Manager is still involved in this civil action. The Company is attempting to recover legal fees associated with this matter.  Any fees not recovered will be reimbursed by the Manager.

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

NOTE M — LEGAL MATTERS INVOLVING THE COMPANY

The Company was a defendant in a civil action filed by Birkeland Family, LLC III and Birkeland Family, LLC V (“Plaintiffs”) in District Court for Clark County, Nevada.  The Plaintiffs alleged as causes of action against the Company:  Breach of Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing regarding the sale of the office building commonly described as 8379 W. Sunset Road, Las Vegas, Nevada.  The action sought monetary, punitive and exemplary damages.  On January 18, 2011, summary judgment was granted in favor of the Company, with the Court finding that the Company was not part of the lease and, therefore, could not be held liable for damages.  The Company is attempting to recover legal fees associated with this matter.  Any fees not recovered will be reimbursed by the Manager.

From time to time, we may become involved in litigation in the ordinary course of business.  We do not believe that any pending legal proceedings are likely to have a material adverse effect on our financial condition or results of operations or cash flows.  It is not possible to predict the outcome of any such proceedings.

NOTE N — SUBSEQUENT EVENTS

Management of the Company evaluated subsequent events through the filing date of this Form 10-Q and determined that there were no subsequent events to recognize or disclose in the condensed consolidated financial statements presented herein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2011 and 2010.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report filed on Form 10-K, Part II, Item 7 for the year ended December 31, 2010.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results should not be viewed as indicative of future results as we implement the Plan.  We currently anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of June 30, 2011, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to reasonable reserve established to provide for payment of the Company’s ongoing expenses and contrast liabilities.  Our manager has established a reserve to cover our on-going expenses and future obligations.  As of June 30, 2011, our unrestricted cash was approximately $0.2 million.

On January 26, 2010, April 8, 2010, September 17, 2010 and May 25, 2011, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million and $0.3 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H –  Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

We believe that the significant level of our non-performing assets is a direct result of the deterioration of the economy and credit markets.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  These depressed conditions persist in 2011 as the weak economic recovery and the threat of a double dip recession has prevented a recovery of real estate values in our principal markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which, until the approval of the Plan, entailed more lenient underwriting standards and expedited loan approval procedures.  Moreover, real estate values in the principal markets in which we operate declined dramatically, which in many cases eroded the current value of the security underlying our loans.

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

As of June 30, 2011, our loan-to-value ratio was 94.27%, net of allowances for loan losses, on a weighted average basis, generally using updated appraisals.  Additional significant increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will continue to have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio has been affected by declining real estate values, which have eroded the market value of our collateral.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended June 30, 2011, to the three months ended June 30, 2010.

Total Revenues:  For the three months ended June 30, 2011, total revenues were $6,000 compared to $25,000 during the three months ended June 30, 2010, a decrease of $19,000 or 76%.  This decrease in interest income is mainly due to the decrease in our portfolio of performing real estate loans, which declined from five loans totaling approximately $1.5 million as of June 30, 2010, to three loans totaling approximately $1.0 million as of June 30, 2011.

Total Operating Expenses:  For the three months ended June 30, 2011, total operating expenses were $24,000 compared to approximately $147,000 during the three months ended June 30, 2010, a decrease of $123,000 or 84%.  Expenses were primarily affected by a decrease in provision for loan losses of $70,000 and professional fees of $57,000.  For additional information see  Note L – Legal Matters Involving the Manager and Note M – Legal Matters Involving the Company in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q, for information regarding our legal proceedings, which are incorporated herein by reference.

Total Loss from Real Estate Held for Sale:  For the three months ended June 30, 2011, total losses from REO were $49,000 compared to $130,000 during the three months ended June 30, 2010, a decrease of approximately $81,000 or 62%.  The decrease is mainly due to decrease in write downs on real estate held for sale during the three months ended June 30, 2011, compared to write downs on real estate held for sale during the three months ended June 30, 2010.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the six months ended June 30, 2011, to the six months ended June 30, 2010.

Total Revenues:  For the six months ended June 30, 2011, total revenues were $11,000 compared to $84,000 during the six months ended June 30, 2010, a decrease of $73,000 or 87%.  This decrease in interest income is partially due to the decrease in our portfolio of performing real estate loans, which declined from five loans totaling approximately $1.5 million as of June 30, 2010, to three loans totaling approximately $1.0 million as of June 30, 2011.  Additionally, during the six months ended June 30, 2010, we recognized approximately $24,000 in other income due to a receipt of a loan payment on a loan that was the subject of a 100% reserve.  No similar transaction occurred during the six months ended June 30, 2011.

Total Operating Expenses:  For the six months ended June 30, 2011, total operating expenses were $128,000 compared to approximately $204,000 during the six months ended June 30, 2010, a decrease of $76,000 or 37%.  Expenses were primarily affected by a decrease in provision for loan losses of $70,000 and professional fees of $15,000.  For additional information see  Note L – Legal Matters Involving the Manager and Note M – Legal Matters Involving the Company in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q, for information regarding our legal proceedings, which are incorporated herein by reference.

Total Loss from Real Estate Held for Sale:  For the six months ended June 30, 2011, total losses from REO were $76,000 compared to $152,000 during the six months ended June 30, 2010, a decrease of approximately $76,000 or 50%.  The decrease is mainly due to decrease in write downs on real estate held for sale during the three months ended June 30, 2011, compared to write downs on real estate held for sale during the three months ended June 30, 2010.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Liquidating Distributions to Members in accordance to the Plan:  On January 26, 2010, April 8, 2010, September 17, 2010 and May 25, 2011, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million and $0.3 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended June 30, 2011.  Based on this review, the value of members’ capital accounts was adjusted from $1.55 per unit to $1.37 per unit, as of June 30, 2011.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

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

During the six months ended June 30, 2011, net cash flows provided by operating activities totaled $85,000.  The receipt of funds from an outstanding Accounts Receivable balance affected operating cash flows.  There were no cash flows related to investing activities, and net cash flows used by financing activities totaled approximately $0.3 million during the six months ended June 30, 2011.

At June 30, 2011, we had approximately $0.2 million in unrestricted cash, $0.2 million in marketable securities – related party and approximately $3.8 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  A settlement was reached with the unaffiliated lender, and, as a result, we, VRM I and VRM II received approximately $2.7 million, of which our portion is approximately $0.2 million.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of June 30, 2011 and December 31, 2010, we had investments in five real estate loans with a balance of approximately $2.7 million.  In accordance with the Plan, we will no longer invest in new loans.

For additional information on our investments in real estate loans, refer to Note D –  Investments In Real Estate Loans  and Note F –  Real Estate Held for Sale of the Notes to the Financial Statements included in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q.

Asset Quality and Loan Reserves

As a commercial real estate lender who was willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during periods of economic slowdown and recession.  The recent recession adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds led to an increase in defaults on our loans. Furthermore, problems experienced in the U.S. credit markets from the summer of 2007 through present have reduced the availability of credit for many prospective borrowers.  These problems persist in the markets we are serving, making it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, an extended period of illiquidity in the credit markets has resulted in a material increase in the number of our loans that are not paid back on time, and we have had to work with some of our borrowers to either modify, restructure and/or extend their loans in order to keep or restore the loans to performing status.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2011, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at June 30, 2011:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Note payable	$48,000	$48,000	$--	--	--
Total	$48,000	$48,000	$--	$--	$--

See Note I – Notes Payable of the Notes to the Financial Statements included in Part I, Item I Financial Statements and Supplementary Data of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at June 30, 2011, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$35,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$174,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$348,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(35,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(174,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(348,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at June 30, 2011, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. ASU 2011-05 is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively. Other than the change in presentation, we have determined these changes will not have an impact on the Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our manager, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our manager carried out an evaluation, under the supervision and with the participation of our manager’s CEO and CFO, as of June 30, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our manager’s evaluation, our manager’s CEO and CFO concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager's CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

We did not design and implement adequate controls related to the accounting of foreclosure transactions

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our manager’s CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes during the second fiscal quarter of 2011.

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

Holders

As of August 15, 2011, approximately 509 unit holders held 2,024,424 units in the Company.

Liquidation Distribution Policy

On January 26, 2010, April 8, 2010, September 17, 2010 and May 25, 2011, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million and $0.3 million, respectively, in accordance with the Plan.  The amount distributed to each Member of the Fund was calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

We anticipate that the liquidation of our real estate loans will take more than two years and the sale of foreclosed properties may take five or more years, with the Dissolution process being substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of June 30, 2011, the financial statements are presented assuming the Fund will continue as a going concern.

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
Date: August 15, 2011
By:	/s/ Eric Bullinger
Eric Bullinger
Chief Financial Officer of the Manager
(Principal Financial and Accounting Officer of the Manager) Date: August 15, 2011

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 15,  2011

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

Date: August 15, 2011

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

(1)
The Registrant’s Report on Form 10-Q for the six months ended June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  August 15, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director*
of Vestin Mortgage, LLC., sole Manager of the Registrant

Date:  August 15, 2011

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