Form 10-K
period 2011-09-30
VESTIN FUND III LLC
filed 2011-11-14
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  [   ]    No   [X]

As of November 14, 2011, 2,024,424 membership units in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and cash equivalents	$191,000	$445,000
Marketable securities - related party	140,000	165,000
Interest and other receivables, net of allowance for doubtful accounts of $94,000 at September 30, 2011 and $66,000 at December 31, 2010	--	237,000
Notes receivable, net of allowance of $358,000 at September 30, 2011 and December 31, 2010	--	--
Real estate held for sale	770,000	820,000
Investment in real estate loans, net of allowance for loan loss of $1,232,000 at September 30, 2011 and $ 1,017,000 at December 31, 2010	1,443,000	1,658,000
Due from related parties	963,000	1,012,000
Other assets	2,000	4,000

Total assets	$3,509,000	$4,341,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$25,000	$64,000
Note payable	48,000	48,000
Deferred income	985,000	985,000

Total liabilities	1,058,000	1,097,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at September 30, 2011 and December 31, 2010	2,480,000	3,247,000
Accumulated other comprehensive loss	(29,000)	(3,000)

Total members' equity	2,451,000	3,244,000

Total liabilities and members' equity	$3,509,000	$4,341,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)
	For the Three Months Ended		For the Nine Months Ended
	09/30/2011	09/30/2010	09/30/2011	09/30/2010
Revenues
Interest income from investment in real estate loans	$6,000	$14,000	$17,000	$73,000
Other income	2,000	--	2,000	25,000
Total revenues	8,000	14,000	19,000	98,000

Operating expenses
Interest expense	1,000	--	3,000	--
Provision for loan losses	215,000	--	215,000	70,000
Professional fees	34,000	66,000	143,000	190,000
Other	9,000	9,000	27,000	19,000
Total operating expenses	259,000	75,000	388,000	279,000

Loss from operations	(251,000)	(61,000)	(369,000)	(181,000)

Non-operating loss
Interest income from banking institutions	--	--	--	1,000
Impaiment of marketable securities - related party	--	(275,000)	--	(275,000)
Total non-operating loss, net	--	(275,000)	--	(274,000)

Loss from real estate held for sale
Revenue related to real estate held for sale	--	--	--	1,000
Net loss on sale of real estate held for sale	--	(4,000)	--	(4,000)
Write-down of real estate held for sale	(12,000)	--	(50,000)	(120,000)
Expenses related to real estate held for sale	(12,000)	(24,000)	(50,000)	(57,000)
Total loss from real estate held for sale	(24,000)	(28,000)	(100,000)	(180,000)

NET LOSS	$(275,000)	$(364,000)	$(469,000)	$(635,000)

Net loss allocated to members	$(275,000)	$(364,000)	$(469,000)	$(635,000)

Net loss allocated to members per weighted average membership unit	$(0.14)	$(0.18)	$(0.23)	$(0.31)

Weighted average membership units	2,024,424	2,024,424	2,024,424	2,024,424

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENT OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2010	2,024,424	$3,244,000

Comprehensive loss:

Net loss		(469,000)

Unrealized loss on marketable securities – related party		(26,000)

Total comprehensive loss		(495,000)

Liquidating distributions		(298,000)

Members' equity at September 30, 2011 (unaudited)	2,024,424	$2,451,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	09/30/11	09/30/10
Cash flows from operating activities:
Net loss	$(469,000)	$(635,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable included in other expense	--	(3,000)
Provision for loan loss	215,000	70,000
Write-downs on real estate held for sale	50,000	120,000
Loss on real estate held for sale	--	4,000
Impairment of marketable securities – related party	--	275,000
Change in operating assets and liabilities:
Interest receivable	236,000	5,000
Accounts payable and accrued liabilities	(41,000)	(1,000)
Due to/from related parties	49,000	(20,000)
Other assets	4,000	(3,000)
Net cash provided by (used in) operating activities	44,000	(188,000)

Cash flows from investing activities:
Proceeds from loan payoff	--	299,000
Sale of investments in real estate loans to:
VRM II	--	200,000
Proceeds related to real estate held for sale	--	313,000
Net cash provided by investing activities	--	812,000

Cash flows from financing activities:
Liquidating distributions, net of reinvestments	(298,000)	(1,840,000)
Liquidating distributions – related party	--	(311,000)
Net cash used in financing activities	(298,000)	(2,151,000)

NET CHANGE IN CASH	(254,000)	(1,527,000)

Cash, beginning of period	445,000	1,880,000

Cash, end of period	$191,000	$353,000

Supplemental disclosures of cash flows information:
Interest paid	$3,000	$--

Non-cash investing and financing activities:
Adjustment to interest receivable and related allowance associated with sale of investment in real estate loan	$--	$(226,000)
Account receivable related to sale of loan collateral, held in escrow account	$--	$236,000
Write off of interest receivable and related allowance	$--	$10,000
Recognition of unrealized loss on marketable securities – related party	$--	$275,000
Unrealized gain (loss) on marketable securities - related party	$(26,000)	$77,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of September 30, 2011, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On January 26, 2010, April 8, 2010, September 17, 2010 and May 25, 2011, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million $0.3 million and $0.3 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity.

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

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.  Because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of September 30, 2011, the financial statements are presented assuming the Fund will continue as a going concern.

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC, (“Fund I”) and Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC, (“Fund II).  These entities have been formed to invest in real estate loans.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services  to VRM I and VRM II.  The CFO of our manager and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As used herein, “management” means our manager, its executive officers and the individuals at Strategix Solutions who perform accounting and financial reporting services on our behalf.

On January 21, 2011, Eric Bullinger was appointed as CFO to our manager by their Board of Directors, pursuant to the terms of our agreement with Strategix Solutions, who was responsible for designating, subject to the approval of their Board of Directors, a new CFO for the manager.  From May 21, 2010 until January 21, 2011, our current CEO of our manager, Michael Shustek, was acting as their interim CFO.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of September 30, 2011.  All securities are classified as available-for-sale.

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

If the volume and level of activity for an asset or liability have significantly decreased, we will still evaluate our fair value estimate as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  In addition, since we are a public reporting company, we are required to make our fair value disclosures for interim reporting periods.

Net Income (Loss) Allocated to Members Per Weighted Average Membership Unit

Net income (loss) allocated to members per weighted average membership unit is computed by dividing net income (loss) calculated in accordance with GAAP by the weighted average number of membership units outstanding for the period.

Segments

We operate as one business segment.

Reclassifications

Certain amounts in the September 30, 2010 consolidated financial statements have been reclassified to conform to the September 30, 2011 presentation.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of September 30, 2011 and December 31, 2010, we had no amounts in excess of the federally insured limits.

As of September 30, 2011 and December 31, 2010, approximately 28% and 57% of our loans were in Nevada and Oregon, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At September 30, 2011 and December 31, 2010, the loan to our largest borrower represented 56.8% of our total investment in real estate loans.  When funded in December 2007, this loan constituted approximately 7.0% of our total investment in real estate loans.  The percentage of this loan increased due to the decrease in other loans through payments, sales, foreclosures, modifications, and liquidating distributions.  This commercial property real estate loan is located in Oregon with a first lien position and has an outstanding balance of approximately $6.0 million, of which our portion is approximately $1.5 million.  As of September 30, 2011, this loan was considered non-performing.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

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

Common Guarantors

As of September 30, 2011, one loan totaling approximately $7.2 million, of which our portion is $0.4 million, representing approximately 15.1% of our portfolio’s total value, along with four unsecured notes receivable totaling approximately $0.4 million, had a common guarantor.

No other loans in our portfolio have common guarantors at September 30, 2011.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2011 and December 31, 2010, all of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we have previously invested in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At September 30, 2011 and December 31, 2010, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

Historically we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  As of September 30, 2011, our remaining loans were commercial or construction loans.  The effective interest rates on all product categories range from 3% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.

Investments in real estate loans as of September 30, 2011, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	4	$2,271,000	10.52%	84.90%	89.60%
Construction	1	404,000	8.00%	15.10%	91.33%
Total	5	$2,675,000	10.14%	100.00%	89.88%

Investments in real estate loans as of December 31, 2010, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	4	$2,271,000	10.52%	84.90%	94.74%
Construction	1	404,000	8.00%	15.10%	104.37%
Total	5	$2,675,000	10.14%	100.00%	96.06%

*Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of September 30, 2011 and December 31, 2010 was 6.16%.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of September 30, 2011 and December 31, 2010:

Loan Type	Number of Loans	September 30, 2011 Balance *	Portfolio Percentage	Number of Loans	December 31, 2010 Balance *	Portfolio Percentage

First deeds of trust	2	$1,924,000	71.93%	2	$1,924,000	71.93%
Second deeds of trust	3	751,000	28.07%	3	751,000	28.07%
Total	5	$2,675,000	100.00%	5	$2,675,000	100.00%

*Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of September 30, 2011:

Non-performing and past due loans	$1,720,000
October 2011 – December 2011	604,000
January 2012 – March 2012	--
April 2012 – June 2012	--
July 2012 – September 2012	351,000

Total	$2,675,000

The following is a schedule by geographic location of investments in real estate loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011 Balance *	Portfolio Percentage	December 31, 2010 Balance *	Portfolio Percentage

Arizona	$200,000	7.48%	$200,000	7.48%
Nevada	755,000	28.22%	755,000	28.22%
Oregon	1,520,000	56.82%	1,520,000	56.82%
Texas	200,000	7.48%	200,000	7.48%
Total	$2,675,000	100.00%	$2,675,000	100.00%

*Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets.

	September 30, 2011 Balance	December 31, 2010 Balance
Balance per loan portfolio	$2,675,000	$2,675,000
Less:
Allowance for loan losses (a)	(1,232,000)	(1,017,000)
Balance per balance sheet	$1,443,000	$1,658,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of September 30, 2011, we had two loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $1.1 million, net of allowance for loan losses of approximately $0.7 million, which does not include the allowances of approximately $0.6 million relating to performing loans as of September 30, 2011.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.

At September 30, 2011, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at September 30, 2011	Allowance for Loan Losses	Net Balance at September 30, 2011

Commercial	2	$1,720,000	$(671,000)	$1,049,000
Total	2	$1,720,000	$(671,000)	$1,049,000

At December 31, 2010, the following loan types were non-performing

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2010	Allowance for Loan Losses	Net Balance at December 31, 2010

Commercial	2	$1,720,000	$(456,000)	$1,264,000
Total	2	$1,720,000	$(456,000)	$1,264,000

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of September 30, 2011, we have provided a specific reserve allowance for all non-performing loans and all performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	1,720,000	(671,000)	1,049,000
Subtotal non-performing loans	1,720,000	(671,000)	1,049,000

Performing loans – no related allowance	--	--	--
Performing loans – related allowance	955,000	(561,000)	394,000
Subtotal performing loans	955,000	(561,000)	394,000

Total	$2,675,000	$(1,232,000)	$1,443,000

	As of December 31, 2010
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – no related allowance	$--	$--	$--
Non-performing loans – related allowance	1,720,000	(456,000)	1,264,000
Subtotal non-performing loans	1,720,000	(456,000)	1,264,000

Performing loans – no related allowance	--	--	--
Performing loans – related allowance	955,000	(561,000)	394,000
Subtotal performing loans	955,000	(561,000)	394,000

Total	$2,675,000	$(1,017,000)	$1,658,000

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

Specific Reserve Allowances
As of September 30, 2011, we have provided a specific reserve allowance for two non-performing loans and three performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the nine months ended September 30, 2011, and 2010 by loan type.

Loan Type	Balance at 12/31/10	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO	Balance at 09/30/11

Commercial	$840,000	$215,000	$--	$--	$--	$1,055,000
Construction	177,000	--	--	--	--	177,000
Total	$1,017,000	$215,000	$--	$--	$--	$1,232,000

Loan Type	Balance at 12/31/09	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 09/30/10

Commercial	$1,941,000	$70,000	$(1,164,000)	$--	$--	$847,000
Construction	253,000	--	--	--	--	253,000
Total	$2,194,000	$70,000	$(1,164,000)	$--	$--	$1,100,000

Troubled Debt Restructuring

As of September 30, 2011 and December 31, 2010, we had three loans totaling approximately $1.0 million that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there has been one loan that became a TDR loan and it remains performing.  The following is a breakdown of our TDR loans that were considered performing and non-performing loans as of September 30, 2011 and December 31, 2010:

As of September 30, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	2	$551,000	2	$551,000	--	$--
Construction	1	404,000	1	404,000	--	--
Total	3	$955,000	3	$954,000	--	$--

As of December 31, 2010
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	2	$551,000	2	$551,000	--	$--
Construction	1	405,000	1	405,000	--	--
Total	3	$956,000	3	$956,000		$--

•
Commercial –As of September 30, 2011 and December 31, 2010 we had four commercial loans, two of which, at each date, were modified pursuant to TDR.  As of September 30, 2011 and December 31, 2010, two of these loans were secured by second deeds of trust and were considered performing prior to their restructuring, whereby they had their interest rates reduced.  As of November 14, 2011, these two loans continue to perform as required by the loan modifications.

•	Construction – As of September 30, 2010 and December 31, 2010, we had one construction loan that was modified pursuant to TDR.

Extensions

As of September 30, 2011, our manager had granted extensions on three loans that share a common guarantor, totaling approximately $21.4 million, of which our portion was approximately $1.0 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of September 30, 2011 and December 31, 2010, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.90% of their total outstanding common stock.

During the nine months ended September 30, 2011, the trading price for VRM II’s common stock ranged from $1.10 to $1.65 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis with respect to unrealized gain or losses.

NOTE F — REAL ESTATE HELD FOR SALE

At September 30, 2011, we held four properties with a total carrying value of approximately $0.8 million, which were acquired through foreclosure and recorded as investments in REO.  On May 31, 2011, we recorded a write down on a property based on an appraisal dated May 23, 2011.  The total write down was approximately $46,000, of which our portion was approximately $15,000.  On June 30, 2011, we recorded a write down on a property based on an appraisal dated July 13, 2011.  The total write down was approximately $0.7 million, of which our portion was approximately $23,000.  On September 30, 2011, we recorded a write down of approximately $0.4 million, of which our portion was $12,000 million on a property based on a pending sale of the property which is scheduled to close on November 14, 2011.

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three and nine months ended September 30, 2011 and 2010.

As of September 30, 2011 and 2010, our manager owned 54,863 of our units.  During the nine months ended September 30, 2011, we made liquidating distributions to our manager totaling $8,000, in accordance with the Plan.  During the three and nine months ended September 30, 2010, we made liquidating distributions to our manager totaling $8,000 and $58,000, respectively, in accordance with the Plan.

In connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and is supported by our restricted cash.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2011, the court granted judgment to the Purchaser.  No written judgment or order has been issued by the court, as a hearing has yet to be set regarding offsets to the Purchaser’s damages.  Vestin Group and Mike Shustek have provided us with a written agreement to fully indemnify and hold us harmless for any such withdrawals, including the full amount of the $985,000 drawn to date under the letter of credit.  Vestin Group’s obligation is to make us whole no later than August 2014.  However, Mr. Shustek has assigned all future liquidating distributions for the 292,681 units he holds directly and indirectly to the company to commence paying such obligation.  For a discussion of litigation between us, Vestin Group and the building owner, see Note M -  Legal Matters Involving The Company .

As of September 30, 2011 and December 31, 2010, we had receivables from our manager totaling approximately $1.0 million, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of September 30, 2011 and December 31, 2010, we owned 114,117 common shares of VRM II, representing approximately 0.90% of their total outstanding common stock.

As of September 30, 2011, we owed VRM II approximately $15,000.  As of December 31, 2010, we had receivables from VRM II of approximately $37,000.

As of September 30, 2011, we had no amounts due to VRM I.  As of December 31, 2010, we owed VRM I approximately $2,000.

As of September 30, 2011 and 2010, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.72% of our total membership units.  During the nine months ended September 30, 2011, we made liquidating distributions to inVestin totaling $5,000, in accordance with the Plan.  During the three and nine months ended September 30, 2010, we made liquidating distributions to inVestin totaling $5,000 and $37,000, respectively, in accordance with the Plan.

As of September 30, 2011 and 2010, Shustek Investments, a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.88% of our total membership units.  During the nine months ended September 30, 2011, we made liquidating distributions to Shustek Investments totaling $30,000, in accordance with the Plan.  During the nine ended September 30, 2010, we made liquidating distributions to Shustek Investments totaling $30,000 and $213,000, respectively, in accordance with the Plan.

As of September 30, 2011 and 2010, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  During the nine months ended June 30, 2011, we made liquidating distributions to Mr. Shustek’s spouse totaling less than $1,000, in accordance with the Plan.  During the three and nine months ended September 30, 2010, we made liquidating distributions to Mr. Shustek’s spouse totaling $1,000 and $3,000, respectively, in accordance with the Plan.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended September 30, 2011.  Based on this review, the value of members’ capital accounts was adjusted from $1.37 per unit to $1.21 per unit, as of September 30, 2011.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

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

NOTE I — NOTES PAYABLE

On December 3, 2010, we, VRM I and VRM II mortgaged a mixed-use land held for sale property for $1.6 million, of which our portion was approximately $48,000.  The note has an interest rate of 9%, payable monthly and a maturity date of December 2, 2011.  Interest expense for the nine months ended September 30, 2011 amounted to $4,000.

NOTE J — FAIR VALUE

As of September 30, 2011, financial assets and liabilities, utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following tables present the valuation of our financial assets as of September 30, 2011 and December 31, 2010, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 09/30/2011	Carrying Value on Balance Sheet at 09/30/2011
Assets
Investment in marketable securities - related party	$140,000	$--	$--	$140,000	$140,000
Investment in real estate loans	$--	$--	$1,444,000	$1,444,000	$1,443,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2010	Carrying Value on Balance Sheet at 12/31/2010
Assets
Investment in marketable securities - related party	$165,000	$--	$--	$165,000	$165,000
Investment in real estate loans	$--	$--	$1,660,000	$1,660,000	$1,658,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2011 to September 30, 2011.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of September 30, 2011, and 2010.

Investment in real estate loans

Balance on January 1, 2011	$1,658,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(215,000)

Balance on September 30, 2011, net of temporary valuation adjustment	$1,443,000

Investment in real estate loans

Balance on January 1, 2010	$3,291,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(70,000)
Sales, pay downs and reduction of assets
Collections of principal and sales of investment in real estate loans	(1,899,000)
Reduction of allowance for loan losses related to sales and payments of
Investment in real estate loans	1,164,000
Temporary change in estimated fair value based on future cash flows	22,000

Balance on September 30, 2010, net of temporary valuation adjustment	$2,508,000

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

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. ASU 2011-05 is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively. Other than the change in presentation, we have determined these changes will not have an impact on the Consolidated Financial Statements.

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

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report filed on Form 10-K, Part II, Item 7 for the year ended December 31, 2010.

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

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results should not be viewed as indicative of future results as we implement the Plan.  We currently anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of September 30, 2011, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to reasonable reserve established to provide for payment of the Company’s ongoing expenses and contrast liabilities.  Our manager has established a reserve to cover our on-going expenses and future obligations.  As of September 30, 2011, our unrestricted cash was approximately $0.2 million.

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

Our operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

As of September 30, 2011, our loan-to-value ratio was 89.88%, net of allowances for loan losses, on a weighted average basis, generally using updated appraisals.  Additional significant increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will continue to have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio has been affected by declining real estate values, which have eroded the market value of our collateral.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended September 30, 2011, to the three months ended September 30, 2010.

Total Revenues:  For the three months ended September 30, 2011, total revenues were $8,000 compared to $14,000 during the three months ended September 30, 2010, a decrease of $6,000 or 43%.  This decrease in interest income is mainly due to the decrease in our portfolio of performing real estate loans, which declined from five loans totaling approximately $1.5 million as of September 30, 2010, to three loans totaling approximately $1.0 million as of September 30, 2011.

Total Operating Expenses:  For the three months ended September 30, 2011, total operating expenses were approximately $0.3 million compared to approximately $75,000 during the three months ended September 30, 2010, an increase of approximately $0.2 million or 245%.  Expenses were primarily affected by an increase in provision for loan losses of approximately $0.2 million, which were offset by a decrease in professional fees of $32,000.  The professional fees have decreased due to a decrease in pending litigation for the three months ended September 30, 2011 compared to the same period in 2010.  For additional information see  Note L – Legal Matters Involving the Manager and Note M – Legal Matters Involving the Company in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q, for information regarding our legal proceedings, which are incorporated herein by reference.

Total Loss from Real Estate Held for Sale:  For the three months ended September 30, 2011 and 2010, the losses from real estate held for sale were comparable.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the nine months ended September 30, 2011, to the nine months ended September 30, 2010.

Total Revenues:  For the nine months ended September 30, 2011, total revenues were $19,000 compared to approximately $0.1 million during the nine months ended September 30, 2010, a decrease of $79,000 or 81%.  This decrease in interest income is primarily due to the decrease in our portfolio of performing real estate loans, which declined from five loans totaling approximately $1.5 million as of September 30, 2010, to three loans totaling approximately $1.0 million as of September 30, 2011.  Additionally, during the nine months ended September 30, 2010, we recognized approximately $24,000 in other income due to a receipt of a loan payment on a loan that was the subject of a 100% reserve.  No similar transaction occurred during the nine months ended September 30, 2011.

Total Operating Expenses:  For the nine months ended September 30, 2011, total operating expenses were approximately $0.4 million compared to approximately $0.3 million during the nine months ended September 30, 2010, an increase of  approximately $0.1 million or 39%.  Expenses were primarily affected by an increase in provision for loan losses of approximately $0.2 million, which were offset by a decrease in professional fees of $47,000.  The professional fees have decreased due to a decrease in pending litigation for the nine months ended September 30, 2011 compared to the same period in 2010.  For additional information see  Note L – Legal Matters Involving the Manager and Note M – Legal Matters Involving the Company in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q, for information regarding our legal proceedings, which are incorporated herein by reference.

Total Loss from Real Estate Held for Sale:  For the nine months ended September 30, 2011, total losses from REO were approximately $0.1 million compared to approximately $0.2 during the nine months ended September 30, 2010, a decrease of approximately $0.1 million or 50%.  The decrease is mainly due to a decrease in write downs on real estate held for sale during the nine months ended September 30, 2011, compared to write downs on real estate held for sale during the nine months ended September 30, 2010.  For additional information see Note F–Real Estate Held For Sale of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended September 30, 2011.  Based on this review, the value of members’ capital accounts was adjusted from $1.37 per unit to $1.21 per unit, as of September 30, 2011.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

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

During the nine months ended September 30, 2011, net cash flows provided by operating activities totaled $44,000.  The receipt of funds from an outstanding Accounts Receivable balance affected operating cash flows.  There were no cash flows related to investing activities, and net cash flows used by financing activities totaled approximately $0.3 million during the nine months ended September 30, 2011.

At September 30, 2011, we had approximately $0.2 million in unrestricted cash, $0.1 million in marketable securities – related party and approximately $3.5 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of September 30, 2011 and December 31, 2010, we had investments in five real estate loans with a balance of approximately $2.7 million.  In accordance with the Plan, we will no longer invest in new loans.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2011, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CONTRACTUAL OBLIGATIONS

The following summarizes our contractual obligations at September 30, 2011:

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at September 30, 2011, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$30,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$150,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$300,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(30,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(150,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(300,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at September 30, 2011, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

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

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. ASU 2011-05 is effective for our fiscal year beginning January 1, 2012 and must be applied retrospectively. Other than the change in presentation, we have determined these changes will not have an impact on the Consolidated Financial Statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our manager, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-Q, our manager carried out an evaluation, under the supervision and with the participation of our manager’s CEO and CFO, as of September 30, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our manager’s evaluation, our manager’s CEO and CFO concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager's CEO and CFO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

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

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our manager’s CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  During the third quarter of 2011, management was able to amend the Form 10-Q for VRM I and VRM II which included a restatements of previously issued consolidated financial statements for the quarter ended September 30, 2010. Additionally, management has established additional internal controls to further evaluate foreclosure transactions to assist in determining whether the accounting for the transaction should be reported on a consolidated basis. Management will continue to evaluate these additional internal controls to determine whether the material weakness discussed above has been remediated.

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

Holders

As of November 10, 2011, approximately 509 unit holders held 2,024,424 units in the Company.

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

We anticipate that the liquidation of our real estate loans and the sale of foreclosed properties may take five or more years, with the Dissolution process being substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of September 30, 2011, the financial statements are presented assuming the Fund will continue as a going concern.

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

Date:  November 14, 2011

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14,  2011

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

Date: November 14, 2011

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

(1)
The Registrant’s Report on Form 10-Q for the nine months ended September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  November 14, 2011

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director of the Manager*
Vestin Mortgage, LLC, sole Manager of Vestin Fund III, LLC
* Michael V. Shustek functions as the equivalent of the Chief Executive Officer of the Registrant

Date:  November 14, 2011

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