Form 10-Q/A
period 2011-09-30
VESTIN FUND III LLC
filed 2011-11-15
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10Q/A amends our Quarterly Report on Form 10-Q ("Original Filing") for the fiscal quarter ended September 30, 2011, originally filed with the Securities and Exchange Commission on November 14, 2011 to properly indicate this quarterly report as being filed on Form 10-Q electronically through EDGAR.  We previously filed our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2011 by submitting the originally filed report on Form 10-Q as a Form 10-K on EDGAR.  Except as described in the preceding sentence, no changes have been made to our Quarterly Report on Form 10-Q.  This Amendment No. 1 does not reflect any subsequent events occurring after the filing date of the Original Filing or modify or update in any way disclosure made in the Original Filing.

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