Form 10-K
period 2011-12-31
VESTIN FUND III LLC
filed 2012-03-16
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

As of March 16, 2012, the Company had 2,024,424 units outstanding.

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2011, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On January 26, 2010, April 8, 2010, September 17, 2010 and May 25, 2011, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million $0.3 million and $0.3 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, who is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”), majority-owned subsidiary of Vestin Group.  Vestin Originations continued the business of brokerage, placement and servicing of real estate loans.  Effective February 14, 2011, the business of brokerage and placement of real estate loans will be performed by affiliated or non-affiliated mortgage brokers, which includes Vestin Originations and Advant Mortgage, LLC (“Advant”), both licensed Nevada mortgage brokers which are majority-owned by Mr. Shustek.

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.  Because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2011, the financial statements are presented assuming the Fund will continue as a going concern.

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

The loans we invested in were selected for us by our manager from among loans originated by affiliated or non-affiliated mortgage brokers.  When a mortgage broker originated a loan for us, that entity identified the borrower, processed the loan application and brokered and sold, assigned, transferred or conveyed the loan to us.  We believed that our loans were attractive to borrowers because of the expediency of our manager’s loan approval process, which took about ten to twenty days.  For additional information regarding our current loan and real estate held for sale activity see Note D – Investments in Real Estate Loans and Note F – Real Estate Held for Sale of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Employees

We have no employees.  Our manager has provided, and will continue to provide, most of the employees necessary for our operations, except as described below regarding Strategix Solutions, LLC.  As of December 31, 2011, the Vestin entities had a total of 12 full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees, and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and VRM II.  The CFO of our manager and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As of December 31, 2011, Strategix Solutions dedicates to us a total of three employees.

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

Our manager shares office facilities in Las Vegas, Nevada through a sublease with its parent corporation, Vestin Group.  In March, 2010, Vestin Group entered into a ten-year lease agreement for office facilities in Las Vegas, Nevada.

We previously owned an approximately 42,000 square foot office building in Las Vegas, Nevada, that was sold to an unrelated third party in November 2006.  This building was leased to the parent company of our Manager, Vestin Group and the lease agreement governing this property expires in August 2014.  For a discussion of litigation between Vestin Group and the building owner, see Note M - Legal Matters Involving The Manager in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Note M - Legal Matters Involving The Manager and Note N - Legal Matters Involving The Company in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.

ITEM 4.	MINE AND SAFETY DISCLOSURE

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for the trading of units.

Holders

As of March 16, 2012, approximately 509 unit holders held 2,024,424 units in the Company.

Liquidation Distribution Policy

On January 26, 2010, April 8, 2010, September 17, 2010 and May 25, 2011, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million and $0.3 million, respectively, in accordance with the Plan.  The amount distributed to each Member of the Fund was calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

In accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009 we intended to make Liquidating Distributions on a quarterly basis.  However, we did not have sufficient funds to make distributions on a quarterly basis in 2011 and at this time we do not anticipate we will have the funds available to make quarterly distributions in 2012.  We will distribute to our members the net proceeds we receive from the payoff of our outstanding real estate loans and the net proceeds we receive from the sale of our real estate held for sale, in each case, less a reasonable Reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  A final Liquidating Distribution will be made after we have completed the winding up of our business operations and made appropriate provision for any remaining obligations.

We anticipate that the liquidation process will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2011, the financial statements are presented assuming the Fund will continue as a going concern.

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

See Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2011, and 2010.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, Part I, Item 2 Management’s Discussion and Analysis of Financial Conditions and Results of Operations for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011.  In light of the decision in July 2009 to liquidate the Company, our historical operating results should not be viewed as indicative of future operating results.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-K.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in this Annual Report on Form 10-K and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results should not be viewed as indicative of future results as we implement the Plan.  We currently anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2011, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis as funds become available, subject to reasonable reserve established to provide for payment of the Company’s ongoing expenses and contrast liabilities.  Our manager has established a reserve to cover our on-going expenses and future obligations.  As of December 31, 2011, our unrestricted cash was approximately $0.1 million.

On January 26, 2010, April 8, 2010, September 17, 2010 and May 25, 2011, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million and $0.3 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

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

Our operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Non-performing assets, net of allowance for loan losses, totaled approximately $1.8 million or 55% of our total assets as of December 31, 2011, as compared to approximately $2.1 million or 48% of our total assets as of December 31, 2010.  At December 31, 2011, non-performing assets consisted of approximately $0.6 million of real estate held for sale and approximately $1.2 million of non-performing loans, net of allowance for loan losses.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

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

We expect that the weakness in the credit markets and the weakness in lending will continue to have an adverse impact upon our markets for the foreseeable future.  This may result in a further increase in defaults on our loans and we might be required to record additional reserves based on decreases in market values or we may be required to restructure loans.  This increase in loan defaults has materially affected our operating results.  For additional information regarding our non-performing loans see “Non-Performing Loans” in Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

As of December 30, 2011, our loan-to-value ratio was 89.64%, net of allowances for loan losses, on a weighted average basis, generally using updated appraisals.  Additional significant increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will continue to have a material adverse effect on our financial condition and operating results.  The current loan-to-value ratio has been affected by declining real estate values, which have eroded the market value of our collateral.

As of December 31, 2011, we have provided a specific reserve allowance for three non-performing loans and two performing loans based on updated appraisals of the underlying collateral and our evaluation of the borrower for these loans, obtained by our manager.  For further information regarding allowance for loan losses, refer to Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

As of December 31, 2011, our loans were in the following states: Arizona, Nevada, Oregon and Texas.

SUMMARY OF FINANCIAL RESULTS

The Year Ended December 31, 2011

Total Revenue:	2011	2010	$ Change	% Change
Interest income from investment in real estate loans	$23,000	$81,000	$(58,000)	(72%)
Other Income	2,000	25,000	(23,000)	(92%)
Total	$25,000	$106,000	$(81,000)	(76%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of non-performing assets in our portfolio and the cessation of new lending activity due to our plan of complete liquidation and dissolution.  This trend is expected to continue in the future.

For additional information see Note D – Investments in Real Estate Loans and of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Total Operating Expenses:	2011	2010	$ Change	% Change
Provision for loan loss	$219,000	$309,000	$(90,000)	(29)%
Interest expense	4,000	--	4,000	100%
Professional fees	171,000	276,000	(105,000)	(38%)
Provision for doubtful accounts
related to receivable	--	(3,000)	3,000	100%
Other	35,000	53,000	(18,000)	(34)%
Total	$429,000	$635,000	$(206,000)	(32)%

Operating expenses declined as a result of a decrease in provision for loan losses necessary during 2011 compared to 2010.  Interest expense increased in 2011 due to a note payable obtained in late 2010 which has been paid off by its maturity date of December 2011.  Professional fees have decreased due to a decrease in pending litigation.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans, Note J – Notes Payable and Note N – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Total Non-operating income (loss):	2011	2010	$ Change	% Change
Interest income from banking institutions	$--	$1,000	$(1,000)	(100%)
Impairment of marketable securities – related party	(35,000)	(275,000)	240,000	(87%)
Total	$(35,000)	$(274,000)	$239,000	87%

During 2011 and 2010 we recognized an impairment of our marketable securities – related party of approximately $35, 000 and $0.3 million, respectively.

See Note E — Investment In Marketable Securities – Related Party of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Total Discontinued operations, net of income taxes:	2011	2010	$ Change	% Change
Revenue related to real estate held for sale	$--	$1,000	$(1,000)	(100%)
Net gain (loss) on sale of real estate held for sale	26,000	(5,000)	31,000	620%
Expenses related to real estate held for sale	(43,000)	(69,000)	26,000	(38%)
Write-downs on real estate held for sale	(219,000)	(149,000)	(70,000)	47%
Total	$(236,000)	$(222,000)	$(14,000)	(6)%

During 2011 we recorded net gains on sale of real estate held for sale for properties sold in prior periods due to payments on settlement agreements.  The overall increase in losses from discontinued operations was primarily affected by an increase in write-downs on real estate held for sale, offset by a decrease in expenses related to real estate held for sale.

Distributions to Members:  The following is a schedule of distributions made to members for the year ended December 31, 2011 and 2010.

	For the Year Ended December 31,
	2011	2010

Distribution of net income available for distribution	$--	$--
Reduction to working capital due to net loss	(640,000)	(1,025,000)
Distribution in excess of net income available for distribution	938,000	3,176,000
Total distributions	$298,000	$2,151,000

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

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities.  The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Year Ended December 31,
	2011	2010
Increase (Reductions) to working capital	(203,000)	(292,000)
Provision of doubtful accounts related to receivables	--	8,000
Loss on sale of real estate held for sale	--	5,000
Change in operating assets and liabilities:
Interest receivable	236,000	(6,000)
Accounts payable	(48,000)	11,000
Due to related parties	21,000	(765,000)
Other assets	2,000	(4,000)
Net cash provided by (used by) operating activities	$8,000	$(1,043,000)
Net cash provided by (used by) investing activities	$6,000	$1,711,000
Net cash used by financing activities	$(346,000)	$(2,103,000)

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended December 31, 2011.  Based on this review the value of members’ capital accounts was adjusted from $1.21 per unit to $1.12 per unit, as of January 1, 2012.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions:  At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the SEC pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.  As of July 2, 2009, the total redemptions made from inception were approximately $10.4 million.  For additional information regarding members redemptions, see Note H – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

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

During the year ended December, 2011, net cash flows provided by operating activities totaled $8,000.  The receipt of funds from an outstanding Accounts Receivable balance affected operating cash flows.  Cash flows used in investing activities totaled $6,000, and net cash flows used in financing activities totaled approximately $0.3 million during the year ended December 31, 2011.

At December 31, 2011, we had approximately $0.1 million in unrestricted cash, $0.1 million in marketable securities – related party and approximately $3.3 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of December 31, 2011 and 2010, we had investments in five real estate loans with a balance of approximately $2.7 million.  In accordance with the Plan, we will no longer invest in new loans.

For additional information on our investments in real estate loans, refer to Note D – Investments in Real Estate Loans and Note F – Real Estate Held for Sale of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Asset Quality and Loan Reserves

As a commercial real estate lender who was willing to invest in riskier loans, rates of delinquencies, foreclosures and losses on our loans could be higher than those generally experienced in the commercial mortgage lending industry during this period of economic slowdown and recession.  Problems in the sub-prime residential mortgage market have adversely affected the general economy and the availability of funds for commercial real estate developers.  We believe this lack of available funds has led to an increase in defaults on our loans.  Furthermore, problems experienced in U.S. credit markets from 2007 through 2009 have reduced the availability of credit for many prospective borrowers.  While credit markets have generally improved, the commercial real estate markets in our principal areas of operation have not recovered, thereby resulting in continuing constraints on the availability of credit in these markets.  These problems have made it more difficult for our borrowers to obtain the anticipated re-financing necessary in many cases to pay back our loans.  Thus, we have had to work with some of our borrowers to either modify, restructure and/or extend their loans in order to keep or restore the loans to performing status.  Our manager will continue to evaluate our loan portfolio in order to minimize risk associated with current market conditions.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

Prior to July 2, 2009, we may have acquired or sold investments in real estate loans from/to our manager or other related parties.  Pursuant to the terms of our Operating Agreement, such acquisitions and sales were made without any mark up or mark down.  No gain or loss was recorded on these transactions, as it was not our intent to make a profit on the purchase or sale of such investments.  The purpose was generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  From time to time, we may continue to sell performing investments in real estate loans to our manager or other related parties, without any mark up or mark down.  No gain or loss will be recorded on these transactions.  For further information regarding related party transactions, refer to Note G – Related Party Transactions of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at December 31, 2011, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$28,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$142,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$284,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(28,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(142,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(284,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at December 31, 2011, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender, which had invested in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the mortgage lending industry.  We and our manager generally approved loans more quickly than other real estate lenders and, due to our expedited underwriting process there is a risk that the credit inquiries we performed did not reveal all material facts pertaining to a borrower and the security.

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

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. Our adoption of Update No. 2011-05 will not impact our future results of operations or financial position.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
Vestin Fund III, LLC

We have audited the accompanying balance sheets of Vestin Fund III, LLC (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, members’ equity and other comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2011.  Vestin Fund III, LLC’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund III, LLC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ JLK Partners, LLP

Irvine, California
March 16, 2012

FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	December 31, 2011	December 31, 2010

Assets
Cash and cash equivalents	$101,000	$445,000
Marketable securities - related party	145,000	165,000
Interest and other receivables, net of allowance for doubtful accounts of $102,000 at December 31, 2011 and $66,000 at December 31, 2010	1,000	237,000
Notes receivable, net of allowance of $358,000 at December 31, 2011 and December 31, 2010	--	--
Real estate held for sale	596,000	820,000
Investment in real estate loans, net of allowance for loan loss of $1,236,000 at December 31, 2011 and $1,017,000 at December 31, 2010	1,439,000	1,658,000
Due from related parties	992,000	1,012,000
Other assets	1,000	4,000

Total assets	$3,275,000	$4,341,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$16,000	$64,000
Note payable	--	48,000
Deferred income	985,000	985,000

Total liabilities	1,001,000	1,097,000

Commitments and contingencies

Members' equity
Members' units - 10,000,000 units, 2,024,424 units issued and outstanding at December 31, 2011, and 2010	2,274,000	3,247,000
Accumulated other comprehensive loss	--	(3,000)

Total members' equity	2,274,000	3,244,000

Total liabilities and members' equity	$3,275,000	$4,341,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS
	For the Year Ended

	12/31/2011	12/31/2010

Revenues
Interest income from investment in real estate loans	$23,000	$81,000
Other	2,000	25,000
Total revenues	25,000	106,000

Operating expenses
Interest expense	4,000	--
Provision for loan loss	219,000	309,000
Professional fees	171,000	276,000
Provision for doubtful accounts related to receivable	--	(3,000)
Other	35,000	53,000
Total operating expenses	429,000	635,000

Loss from operations	(404,000)	(529,000)

Non-operating income (loss)
Interest income from banking institutions	--	1,000
Impairment of marketable securities - related party	(35,000)	(275,000)
Total non-operating loss, net	(35,000)	(274,000)

Income (loss) from real estate held for sale
Income related to real estate held for sale	--	1,000
Net loss on sale of real estate held for sale	26,000	(5,000)
Write-down of real estate held for sale	(219,000)	(149,000)
Expenses related to real estate held for sale	(43,000)	(69,000)
Total loss from real estate held for sale	(236,000)	(222,000)

NET LOSS	$(675,000)	$(1,025,000)

Net loss allocated to members	$(675,000)	$(1,025,000)

Net loss allocated to members per weighted average membership unit	$(0.33)	$(0.51)

Weighted average membership units	2,024,424	2,024,424

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

	Units	Amount
Members' equity at December 31, 2009	2,024,424	$6,226,000

Comprehensive loss:

Net loss		(1,025,000)

Recognition of unrealized loss on marketable securities - related party		275,000

Unrealized loss on marketable securities - related party		(81,000)

Total comprehensive loss		(831,000)

Distributions		(2,151,000)

Members' equity at December 31, 2010	2,024,424	$3,244,000

Comprehensive loss:

Net loss		(675,000)

Recognition of unrealized loss on marketable securities - related party		35,000

Unrealized loss on marketable securities - related party		(32,000)

Total comprehensive loss		(672,000)

Distributions		(298,000)

Members' equity at December 31, 2011	2,024,424	$2,274,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

	12/31/11	12/31/10
Cash flows from operating activities:
Net loss	$(675,000)	$(1,025,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts related to receivable		8,000
Provision for loan loss	219,000	309,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	5,000
Write-downs on real estate held for sale	219,000	149,000
Impairment of marketable securities - related party	35,000	275,000
Change in operating assets and liabilities:
Interest receivable	236,000	(6,000)
Accounts payable and accrued liabilities	(49,000)	11,000
Due to related parties	21,000	(765,000)
Other assets	2,000	(4,000)
Net cash provided by (used in) operating activities	$8,000	$(1,043,000)

Cash flows from investing activities:
Proceeds related to real estate held for sale	--	312,000
Proceeds from loan payoff	--	699,000
Purchase of marketable securities - related party	(11,000)	--
Proceeds related to real estate held for sale-extension fees	5,000	--
Changes in restricted cash	--	700,000
Net cash provided by (used in) investing activities	$(6,000)	$1,711,000

Cash flows from financing activities:
Proceeds from note payable	--	48,000
Payments on notes payable	(48,000)	--
Members' distributions, net of reinvestments	(298,000)	(2,151,000)
Net cash used in financing activities	$(346,000)	$(2,103,000)

NET CHANGE IN CASH	(344,000)	(1,435,000)

Cash, beginning of period	445,000	1,880,000

Cash, end of period	$101,000	$445,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

	12/31/11	12/31/10
Supplemental disclosures of cash flows information:
Interest paid during the period	$4,000	$--

Non-cash investing and financing activities:
Adjustment to allowance for loan losses related to sale and payment of investment in real estate loan	$--	$1,284,000
Adjustment to interest receivable and related allowance associated with sale and payment of investment in real estate loan	$--	$224,000
Adjustment to note receivable and related allowance	$--	$202,000
Real estate held for sale acquired through foreclosure	$--	$451,000
Recognition of unrealized loss on marketable securities – related party	$35,000	$275,000
Unrealized loss on marketable securities - related party	$(32,000)	$(81,000)

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2011, the financial statements are presented assuming the Fund will continue as a going concern.  In accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009 we intend to make Liquidating Distributions on a quarterly basis however, at this time we do not anticipate we will have the funds available to make quarterly distributions. Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

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

Effective February 14, 2011, the business of brokerage and placement of real estate loans will be performed by affiliated or non-affiliated mortgage brokers, which includes Vestin Originations and Advant Mortgage, LLC (“Advant”), both licensed Nevada mortgage brokers, the significant majorities of which are beneficially owned by Michael V. Shustek.

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.  Because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2011, the financial statements are presented assuming the Fund will continue as a going concern.

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

Restricted Cash

We had restricted cash, which related to a cash deposit held as collateral by a banking institution for an irrevocable stand by letter of credit to support rent payments on the property we sold during November 2006.  The requirement for the deposit expires at the end of the lease on August 31, 2014; however this collateral was relinquished in 2010 pursuant to litigation between Vestin Group and the building owner.  For a discussion of this litigation between Vestin Group and the building owner, see Note N - Legal Matters Involving The Company.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  As a commercial real estate lender willing to invest in loans to borrowers who may not meet the credit standards of other financial institutional lenders, the default rate on our loans could be higher than those generally experienced in the real estate lending industry.  We and our manager generally approve loans more quickly than other real estate lenders and, due to our expedited underwriting process there is a risk that the credit inquiry we perform will not reveal all material facts pertaining to a borrower and the security.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of December 31, 2011.  All securities are classified as available-for-sale.

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

If the volume and level of activity for an asset or liability have significantly decreased, we will still evaluate our fair value estimate as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  In addition, since we are a publicly reporting company, we are required to make our fair value disclosures for interim reporting periods.

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

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments with concentration of credit and market risk include cash, marketable securities related party, accounts and notes receivable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit which, at times, may exceed federally-insured limits.  To date, we have not experienced any losses.  As of December 31, 2011 and 2010, we had approximately $0 million and $0.2 million, respectively, in excess of the federally-insured limits.

As of December 31, 2011 and 2010, 56% and 28% of our loans were in Oregon and Nevada, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At December 31, 2011 and 2010, the loan to our largest borrower represented 56.8%of our total investment in real estate loans.  When funded in December 2007, this loan constituted approximately 7.0% of our total investment in real estate loans.  The percentage of this loan increased due to the decrease in other loans through payments, sales, foreclosures and modifications.  This commercial property real estate loan is located in Oregon with a first lien position and has an outstanding balance of approximately $6.0 million, of which our portion is $1.5 million.  As of December 31, 2011, this loan was considered non-performing.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

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

Common Guarantors

As of December 31, 2011, one loan totaling approximately $7.2 million, of which our portion is $0.4 million, representing approximately 15.1% of our portfolio’s total value, along with two unsecured notes receivable totaling approximately $0.2 million, had a common guarantor.  The two unsecured notes receivable were previously loans totaling approximately $0.3 million that were converted to unsecured notes receivable pursuant to a loan modification agreement executed on November 30, 2010.  For additional information regarding the above loan modification agreement, see Note I – Notes Receivable.

No other loans in our portfolio have common guarantors at December 31, 2011.

For additional information regarding the above non-performing loans, see “Non-Performing Loans” in Note D – Investments In Real Estate Loans.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2011 and 2010, all of our loans provided for payments of interest only with a “balloon” payment of principal payable in full at the end of the term.

In addition, we invested in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2011 and 2010 we had no investments in real estate loans that had interest reserves.

Loan Portfolio

Historically, we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  As of December 31, 2011, our remaining loans were commercial or construction loans.  The effective interest rates on all product categories range from 3% to 15% which includes performing loans that are being fully or partially accrued and will be payable at maturity.

During the second quarter ended June 30, 2010, the Trustee in a Bankruptcy case, involving one of our non-performing commercial loans in California, sold the assets of the Borrower to an unrelated third party for an aggregate amount of $4.1 million.  The proceeds, net of all court costs, closing costs, trustee’s fees, real estate taxes and security guard services, totaled approximately $3.4 million.  An unaffiliated lender was successful in claiming an interest in the proceeds of the bankruptcy sale, purportedly based on loans of approximately $0.9 million, secured by some of the equipment located at the property.  A motion to determine the allocation of the sale proceeds was filed with the Bankruptcy Court.  A settlement was reached with the unaffiliated lender and, as a result, we, VRM I and VRM II received $2.7 million, of which our portion equals $0.2 million on May 11, 2011.

Investments in real estate loans as of December 31, 2011, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	4	$2,271,000	10.52%	84.90%	89.60%
Construction	1	404,000	8.00%	15.10%	89.83%
Total	5	$2,675,000	10.14%	100.00%	89.64%

Investments in real estate loans as of December 31, 2010, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	4	$2,271,000	10.52%	84.90%	94.74%
Construction	1	404,000	8.00%	15.10%	104.37%
Total	5	$2,675,000	10.14%	100.00%	96.06%

*	Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2011 and 2010, was 4.49% and 6.16%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of December 31, 2011 and 2010.

Loan Type	Number of Loans	December 31, 2011 Balance *	Portfolio Percentage	Number of Loans	December 31, 2010 Balance *	Portfolio Percentage

First deeds of trust	2	$1,924,000	71.93%	2	$1,924,000	71.93%
Second deeds of trust	3	751,000	28.07%	3	751,000	28.07%
Total	5	$2,675,000	100.00%	5	$2,675,000	100.00%

*	Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of December 31, 2011:

Non-performing and past due loans (a)	$1,920,000
January 2012 – March 2012	404,000
April 2012 – June 2012	--
July 2012 – September 2012	351,000
Thereafter	--

Total	$2,675,000

(a)	Amounts include the balance of non-performing loans and loans that have been extended subsequent to December 31, 2011.

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2011 and 2010:
	December 31, 2011 Balance *	Portfolio Percentage	December 31, 2010 Balance *	Portfolio Percentage

Arizona	$200,000	7.48%	$200,000	7.48%
Nevada	755,000	28.22%	755,000	28.22%
Oregon	1,520,000	56.82%	1,520,000	56.82%
Texas	200,000	7.48%	200,000	7.48%
Total	$2,675,000	100.00%	$2,675,000	100.00%

*	Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets.

	December 31, 2011 Balance	December 31, 2010 Balance
Balance per loan portfolio	$2,675,000	$2,675,000
Less:
Allowance for loan losses (a)	(1,236,000)	(1,017,000)
Balance per balance sheet	$1,439,000	$1,658,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of December 31, 2011, we had three loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $1.2 million, net of allowance for loan losses of approximately $0.7 million, which does not include the allowances of approximately $0.5 million relating to performing loans as of December 31, 2011.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.  At December 31, 2011, the following loans were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2011	Number Of Non-Performing Loans	Balance at December 31, 2010

Commercial	3	$1,920,000	$2	$1,720,000

•
Commercial – As of December 31, 2011, three of our four commercial loans were considered non-performing.  The outstanding balance on the three non-performing loans was $31.8 million, of which our portion is approximately $1.9 million.  As of December 31, 2011, these loans have been non-performing for 0 and 43 months.  Our manager has commenced foreclosure proceedings on the three loans, and has proceeded with legal action to enforce the personal guarantees if necessary.  As of December 31, 2011, based on our manager’s evaluations and updated appraisals, our manager has provided a specific allowance to these commercial loans of approximately $17.7 million, of which our portion is approximately $0.7 million.

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of December 31, 2011, we have provided a specific reserve allowance for all non-performing loans and all performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of December 31, 2011 and 2010:

	As of December 31, 2011
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – related allowance	$1,920,000	$(705,000)	$1,215,000
Performing loans – related allowance	755,000	(531,000)	224,000

Total	$2,675,000	$(1,236,000)	$1,439,000

*           Please refer to Specific Reserve Allowances above.

	As of December 31, 2010
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – related allowance	$1,720,000	$(456,000)	$1,264,000
Performing loans – related allowance	955,000	(561,000)	394,000

Total	$2,675,000	$(1,017,000)	$1,658,000

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

Specific Reserve Allowances

The following table is a roll-forward of the allowance for loan losses for the years ended December 31, 2011, and 2010 by loan type.

Loan Type	Balance at 12/31/10	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO	Balance at 12/31/11

Commercial	$840,000	$215,000	$--	$--	$--	$1,055,000
Construction	177,000	4,000	--	--	--	181,000
Total	$1,017,000	$219,000	$--	$--	$--	$1,236,000

•
Commercial – As of December 31, 2011, all of our commercial loans had a specific reserve allowance totaling approximately $20.1 million, of which our portion is approximately $1.1 million.  The outstanding balance on these loans was approximately $34.2 million, of which our portion was $2.3 million.

•
Construction – As of December 31, 2011, our one construction loan had a specific reserve allowance totaling approximately $3.2 million, of which our portion is approximately $0.2 million.  The outstanding balance on this loan was approximately $7.2 million, of which our portion is approximately $0.4 million.

Loan Type	Balance at 12/31/09	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO	Balance at 12/31/10

Commercial	$1,941,000	$181,000	$--	$(1,282,000)	$--	$840,000
Construction	253,000	128,000	--	(204,000)	--	177,000
Total	$2,194,000	$309,000	$--	$(1,486,000)	$--	$1,017,000

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

Troubled Debt Restructuring

As of December 31, 2011 and 2010, we had three loans, totaling approximately $1.0 million, which met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered a TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  The following is a breakdown of our TDR loans that were considered performing and non-performing loans as of December 31, 2011 and 2010:

As of December 31, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	2	$551,000	1	$351,000	1	$200,000
Construction	1	405,000	1	405,000	--	--
Total	3	$956,000	2	$756,000	1	$200,000

As of December 31, 2010
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	2	$551,000	2	$551,000	--	$--
Construction	1	405,000	1	405,000	--	--
Total	3	$956,000	3	$956,000	--	$--

•
Commercial –As of December 31, 2011 and 2010 we had four commercial loans, two of which, at each date, were modified pursuant to TDR.  As of December 31, 2011 and 2010, two of these loans were secured by second deeds of trust and were considered performing prior to their restructuring, whereby they had their interest rates reduced.  As of March 16, 2012, one of the loans continues to perform as required by the loan modifications, while the other loan is considered non-performing.

•	Construction – As of December 31, 2011 and 2010, we had one construction loan that was modified pursuant to TDR.

Extensions

As of December 31, 2011, our manager had granted extensions on three loans that share a common guarantor, totaling approximately $21.4 million, of which our portion was approximately $1.0 million, pursuant to the terms of the original loan agreements, which permit extensions by mutual consent.  Such extensions are generally provided on loans where the original term was 12 months or less and where a borrower requires additional time to complete a construction project or negotiate take-out financing.  Our manager generally grants extensions when a borrower is in compliance with the material terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan.  In addition, if circumstances warrant, our manager may extend a loan that is in default as part of a work out plan to collect interest and/or principal.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2011 and 2010, we owned 123,510 and 114,117 shares, respectively, of VRM II’s common stock, representing approximately 0.90% of their total outstanding common stock.

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

At December 31, 2011, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM II as of December 31, 2011.  We reversed our unrealized other comprehensive losses and realized a loss on our investment to its fair value of $1.17 per share as of December 31, 2011, totaling approximately $0.2 million and recognizing an impairment of approximately $0.2 million.

NOTE F — REAL ESTATE HELD FOR SALE

At December 31, 2011, we held four properties with a total carrying value of approximately $0.6 million, which were acquired through foreclosure and recorded as investments in real estate held for sale (“REO”).  Expenses incurred during the year ended December 31, 2011, related to our REO totaled approximately $0.2 million.  These expenses included approximately $0.2 million in write-downs on REO.  Our REO are accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  It is not our intent to invest in or own real estate as a long-term investment.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.  Set forth below is a roll-forward of REO during the year ended December 31, 2011:

Description	Balance at 12/31/10	Acquisitions Through Foreclosure	Write Downs	Cash Reductions	Seller Financed / New Loan	Net Cash Proceeds on Sales	Net Loss on Sale of Real Estate	Balance at 12/31/10

Land	$820,000	$--	$(219,000)	$(5,000)	$--	$--	$--	$596,000

Total	$820,000	$--	$(219,000)	$(5,000)	$--	$--	$--	$596,000

Land

As of December 31, 2011, we held four REO properties, classified as Land, totaling approximately $0.6 million.  These properties were acquired between May 2008 and October 2010 and consist of commercial and residential land.  During the year ended December 31, 2011, our manager continually evaluated the carrying value of these properties and based on its estimates and updated appraisals these properties were written down approximately $0.2 million.  Our manager is currently working with prospective buyers to sell these properties; however, no assurance can be given that these sales will take place.

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

In August, 2011, VREO XVIII, LLC, an entity owned by us, VRM I and VRM II entered into a purchase and sale agreement to sell one of the REO assets.  The terms of the sale provided for an all cash transaction in the amount of $2 Million, with a closing to occur within 60 days.  The date of closing was extended several times, but ultimately, the transaction cancelled, as the purchaser was unable to obtain financing.  Non-refundable extension fees in the amount of $110,000 were collected, of which our portion was approximately $3,000.

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the years ended December 31, 2011 and 2010.

During the year ended December 31, 2010, our manager received administrative fees of $0.5 million related to the sale of VRM I, VRM II, and our REO properties.  Our pro-rata share of these fees totaled $7,000.  There were no similar transactions in 2011.  See Note F – Real Estate Held for Sale.

As of December 31, 2011 and 2010, our manager owned 54,863 of our units.  During the year ended December 31, 2011 and 2010, we made liquidating distributions to our manager totaling $8,000 and $58,000, respectively, in accordance with the Plan.

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

As of December 31, 2011 and 2010, we had receivables from our manager totaling approximately $1.0 million and, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of December 31, 2011 and 2010, we owned 123,510 and 114,117 common shares, respectively, of VRM II, representing approximately 0.90% and 0.87% respectively, of their total outstanding common stock.

As of December 31, 2011 and 2010, we had receivables from VRM II of approximately $13,000 and $37,000, respectively.

As of December 31, 2010, we owed VRM I $2,000.  As of December 31, 2011, there were no payables or receivables to VRM I

As of December 31, 2011 and 2010, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.72% of our total membership units.  During the year ended December 31, 2011 and 2010, we made liquidating distributions to inVestin totaling $5,000 and $37,000, respectively, in accordance with the Plan.

As of December 31, 2011 and 2010, Shustek Investments, a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.88% of our total membership units.  During the year ended December 31, 2011 and 2010, we made liquidating distributions to Shustek Investments totaling $30,000 and $213,000, in accordance with the Plan.

As of December 31, 2011 and December 31, 2010, Mr. Shustek’s spouse owned 2,963 of our membership units representing less than 1.0% of our total membership units.  During the year ended December 31, 2011 and 2010, we made liquidating distributions of less than $1,000 and $3,000, respectively, to Mr. Shustek’s spouse.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended December 31, 2011.  Based on this review the value of members’ capital accounts was adjusted from $1.21 per unit to $1.12 per unit, as of January 1, 2012.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

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

NOTE I — NOTES RECEIVABLE

During July 2009, we, VRM I, and VRM II entered into a promissory note, totaling approximately $1.4 million, of which our portion is $82,000, with the borrowers of a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of approximately $0.3 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $0.2 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $82,000 was fully reserved as of December 31, 2011.

During July 2009, we, VRM I, and VRM II entered into a promissory note, totaling approximately $1.3 million, of which our portion is $74,000, with the borrowers of a construction loan, as part of the repayment of the loan.  In addition, we received a principal pay off on the loan of approximately $0.2 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $0.2 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $74,000 was fully reserved as of December 31, 2011.

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

NOTE J — NOTES PAYABLE

On December 3, 2010, we, VRM I and VRM II mortgaged a mixed-use land held for sale property for $1.6 million, of which our portion was approximately $48,000.  The note has an interest rate of 9%, payable monthly and was paid in full on the maturity date of December 2, 2011.

NOTE K — FAIR VALUE

As of December 31, 2011, financial assets and liabilities, utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following table presents the valuation of our financial assets as of December 31, 2011, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2011	Carrying Value on Balance Sheet at 12/31/2011
Assets
Investment in marketable securities - related party	$145,000	$--	$--	$145,000	$145,000
Investment in real estate loans	$--	$--	$1,440,000	$1,440,000	$1,439,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2011 to December 31, 2011.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2011 and 2010.

Investment in real estate loans

Balance on January 1, 2011	$1,660,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(219,000)
Temporary change in estimated fair value based on future cash flows	(1,000)
Transfer to Level 1	--
Transfer to Level 2	--

Balance on December 31, 2011, net of temporary valuation adjustment	$1,440,000

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. Our adoption of Update No. 2011-05 will not impact our future results of operations or financial position.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our consolidated financial statements.

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

During January 2012 we, VRM I and VRM II modified one of our existing loans.  The interest rate of this loan was changed from 3% paying monthly with 5% accruing to 7% paid monthly.  The interest currently accrued on the existing loan of approximately $58,000 will be moved to notes receivable with the balance fully allowed for.

On February 7, 2012, we, VRMI and VRMII entered into a Deed in Lieu Agreement with a borrower for a second deed of trust loan that matured on December 31, 2011 with a balance of approximately $11.8 million, of which our portion was approximately $0.2 million. These assets are subject to a first trust deed of approximately $39 million. The property includes a 430 unit full service hotel located in Ft. Worth, Texas. The hotel includes operations which will be consolidated into our financial statements from the date of this agreement. The property will be held for sale and pursuant to the terms of the agreement the net proceeds from the sale shall be distributed as follows through July 31, 2012: (i) satisfy all amounts due on the first deed of trust, (ii) $11 million to us, VRMI and VRMII, (iii) $3 million to the former borrower and (iv) all remaining amounts will be divided with 50% going to us, VRMI and VRMII and 50% going to the former borrower. Following July 31, 2012, the net proceeds from the sale will be distributed similar to other real estate sale transactions.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our manager, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, our manager carried out an evaluation, under the supervision and with the participation of our manager’s CEO and CFO, as of December 31, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our manager’s evaluation, our manager’s CEO and CFO concluded that, as of December 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers of the Manager, believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our manager’s CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2011.

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

Vestin Group, Inc. was previously a publicly held company and maintained an audit committee consisting of independent directors.  The Vestin Group audit committee previously functioned as the equivalent of our audit committee.  Since May 2005, Vestin Group has been a privately held company and since March 2006, it no longer has any independent directors.  Michael Shustek, the principal executive officer of our manager, is the sole director of Vestin Group, Inc.  Accordingly, we do not have an audit committee or anybody that functions as the equivalent of an audit committee.  Our units are not listed on any exchange and we are not required to have an audit committee which consists of independent directors and meets the other requirements of Section 10A(m) of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

Our manager is responsible for overseeing management of the Company’s risks.

The following table sets forth the names, ages as of March 16, 2012 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager) or our affiliates:

Name	Age	Title

Michael V. Shustek	53	President, Chief Executive Officer and Chairman
Eric Bullinger (1)	41	Chief Financial Officer
Michael J. Whiteaker	62	Vice President of Regulatory Affairs

(1)
During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services to us, VRM I and VRM II.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  As of December 31, 2011, Strategix Solutions dedicated to us a total of three employees, including Eric Bullinger, who acts as the equivalent of our CFO.

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

In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history.  Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.”  Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics.  Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.  As our founder and our manager’s CEO, Mr. Shustek is highly knowledgeable with regard to our business operations and loan portfolio.  See Note M Legal Matters Involving The Manager in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for information regarding legal matters involving our manager and Mr. Shustek.

Eric Bullinger has acted as the equivalent of our Chief Financial Officer (CFO) since January 21, 2011.  In addition, Mr. Bullinger was appointed as the Chief Financial Officer of Vestin Realty Mortgage I, Inc. (“VRM I”) and Vestin Realty Mortgage II, Inc. (“VRM II”). Mr. Bullinger’s services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Strategix Solutions is managed by LL Bradford, a certified public accounting firm, and provides accounting and financial reporting services on our behalf. Mr. Bullinger is a Certified Public Accountant and has worked for LL Bradford for approximately 11 years. Mr. Bullinger has overseen various audit engagements of public companies, as well as private companies.  He received a Bachelor of Business Administration degree in Accounting from the University of Wyoming.

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

We do not compensate any executive officers.  We are required to pay our manager a management (acquisition and advisory) fee and certain other fees in accordance with the terms of our Operating Agreement.  For the years ended December 31, 2011 and 2010, no such fees were paid.  In addition, we may pay our manager or its affiliates for services rendered in selling properties acquired through foreclosure.  We also pay a fee to Strategix Solutions which is based upon the wages of the employees providing the services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of March 16, 2012, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of number of membership units by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding membership units.  Unless otherwise noted, the percentage ownership is calculated based on 2,024,424 membership units as of March 16, 2012.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Michael V. Shustek 8880 West Sunset Rd Ste 200 Las Vegas, NV 89118	Sole voting and investment power of 289,718 units & shared voting and investment power of 2,963 units held by his spouse	14.5%

The following table sets forth the total number and percentage of our membership units beneficially owned as of March 16, 2012 by:

•	each of our manager’s directors;

•	our manager’s chief executive officer and other executive officers; and

•	all of our manager’s executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 2,024,424 units of our total outstanding membership units as of March 16, 2012.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek (1)	8880 West Sunset Rd Ste 200 Las Vegas, NV 89148	292,681	14.5%
All directors and executive officers of our manager as a group		292,681	14.5%

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

Please refer to Note G – Related Party Transactions in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2011 and 2010, JLK Partners, LLP (“JLK”) provided services to us as follows:

	December 31, 2011	December 31, 2010
Audit Fees	$46,000	$67,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

JLK did not perform any non-audit services for us in the years ended December 31, 2011 and 2010.

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

The following are filed as part of this Report:

(a) 1.  Financial Statements

The list of the financial statements contained herein are contained in Part II, Item 8 Financial Statements on this Annual Report on Form 10-K, which is hereby incorporated by reference.

(a) 3.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Plan of Complete Liquidation and Dissolution
3.1(2)	Articles of Organization
3.2(3)	Certificate of Amendment to Articles of Organization
3.3(4)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)
4.4(5)	Distribution Reinvestment Plan
10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Group, Inc.
10.10(7)	Indemnification agreement dated March 25, 2009 by and between Vestin Group, Inc. and Vestin Fund III, LLC
10.11 (8)	Agreement between Strategix Solutions, LLC and Vestin Fund III, LLC for accounting services.
10.12 (9)	Plan of Complete Liquidation and Dissolution
10.13	Deed in Lieu
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350

(1)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on May 11, 2009 (File No. 000-51301)
(2)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003 (File No. 333-105017)
(3)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004 (File No. 333-105017)
(4)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on January 29, 2007 (File No. 000-51301)
(5)	Incorporated herein by reference to Exhibit 4.4 of our Post-Effective Amendment No. 5 to Form S-11 Registration Statement filed on April 28, 2006 (File No. 333-105017)
(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005 (File No. 333-105017)
(7)	Incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 27, 2009 (File No. 000-51301)
(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 14, 2009 (File No. 000-51301)
(9)	Incorporated herein by reference to the Proxy Statement dated May 11, 2009 (File No. 000-51301)

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

Date:  March 16, 2012

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

Date:  March 16 2012

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

Date:  March 16 2012

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

(1)
The Registrant’s Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  March 16, 2012

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director*
of Vestin Mortgage, LLC, sole Manager of the Registrant

Date:  March 16, 2012

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