Form 10-Q
period 2012-03-31
VESTIN FUND III LLC
filed 2012-05-15
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  [   ]    No   [X]

As of May 15, 2012, 2,024,424 membership units in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$45,000	$101,000
Marketable securities - related party	180,000	145,000
Interest and other receivables, net of allowance for doubtful accounts of $102,000 at March 31, 2012 and December 31, 2011	--	1,000
Notes receivable, net of allowance of $980,000 at March 31, 2012 and $358,000 at December 31, 2011	--	--
Real estate held for sale	596,000	596,000
Investment in real estate loans, net of allowance for loan loss of $718,000 at March 31, 2012 and $1,236,000 at December 31, 2011	1,226,000	1,439,000
Other real estate owned	167,000	--
Due from related parties	966,000	992,000
Other assets	7,000	1,000

Total assets	$3,187,000	$3,275,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$6,000	$16,000
Deferred income	985,000	985,000

Total liabilities	991,000	1,001,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at March 31, 2012 and December 31, 2011	2,160,000	2,274,000
Accumulated other comprehensive loss	36,000	--

Total members' equity	2,196,000	2,274,000

Total liabilities and members' equity	$3,187,000	$3,275,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)
	For the Three Months Ended
	03/31/2012	03/31/2011
Revenues
Interest income from investment in real estate loans	$5,000	$6,000
Recovery of allowance for doubtful notes receivable	14,000	--
Total revenues	19,000	6,000

Operating expenses
Interest expense	--	1,000
Provision for loan loss	46,000	--
Professional fees	64,000	96,000
Other	9,000	8,000
Total operating expenses	119,000	105,000

Loss from operations	(100,000)	(99,000)

Income (loss) from real estate held for sale
Net gain on sale of real estate held for sale	1,000	--
Expenses related to real estate held for sale	(15,000)	(27,000)
Total loss from real estate held for sale	(14,000)	(27,000)

NET LOSS	$(114,000)	$(126,000)

Net loss allocated to members	$(114,000)	$(126,000)

Net loss allocated to members per weighted average membership unit	$(0.06)	$(0.06)

Weighted average membership units	2,024,424	2,024,424

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	2012	2011

Net loss	$(114,000)	$(126,000)

Unrealized gains on available-for-sale securities
Unrealized holding gains	36,000	12,000
Net amount reclassified to earnings	--	--
Net change in unrealized gains on available-for-sale securities	36,000	12,000
Total Other Comprehensive Loss, net of tax	36,000	12,000

Comprehensive Loss	$(78,000)	$(114,000)

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENT OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2011	2,024,424	$2,274,000

Comprehensive loss:

Net loss		(114,000)

Unrealized Gain on Marketable Securities – Related Party		36,000

Total comprehensive loss		(78,000)

Members' equity at March 31, 2012 (unaudited)	2,024,424	$2,196,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	03/31/12	03/31/11
Cash flows from operating activities:
Net loss	$(114,000)	$(126,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan loss	46,000	--
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(8,000)	46,000
Due to/from related parties	26,000	48,000
Other assets	(6,000)	(1,000)
Net cash used in operating activities	(56,000)	(33,000)

NET CHANGE IN CASH	(56,000)	(33,000)

Cash and cash equivalents, beginning of period	101,000	445,000

Cash and cash equivalents, end of period	$45,000	$412,000

Supplemental disclosures of cash flows information:
Interest paid	$--	$1,000

Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$103,000	$--
Reclassify loan and related allowance to note receivable	$442,000	$--
Other real estate owned aquired through deed in lieu, net of prior allowance	$167,000	$--
Unrealized gain on marketable securities - related party	$36,000	$12,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of March 31, 2012, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis or as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On January 26, 2010, April 8, 2010, September 17, 2010 and May 25, 2011, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million $0.3 million and $0.3 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note I – Members’ Equity.

We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  On July 1, 2006, a mortgage broker license was issued to an affiliated company, Vestin Originations, Inc. (“Vestin Originations”), which Vestin Group owns a significant majority of, that continued the business of brokerage, placement and servicing of real estate loans.

Since February 14, 2011, the business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, which includes Vestin Originations and Advant Mortgage, LLC (“Advant”), both licensed Nevada mortgage brokers, the significant majorities of which are beneficially owned by Michael V. Shustek.

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.  Because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of March 31, 2012, the financial statements are presented assuming the Fund will continue as a going concern.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2011 annual report filed on Form 10-K.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of March 31, 2012.  All securities are classified as available-for-sale.

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

Segments

We operate as one business segment.

Reclassifications

Certain amounts in the March 31, 2011 financial statements have been reclassified to conform to the March 31, 2012 presentation.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of March 31, 2012 and December 31, 2011, we had no amounts in excess of the federally insured limits.

As of March 31, 2012, approximately 78%, 12% and 10% of our loans were in Oregon, Nevada and Arizona, , respectively compared to 56%, 28% and 7% at December 31, 2011.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

At March 31, 2012 and December 31, 2011, the loan to our largest borrower represented 78.2% and 56.8%, respectively, of our total investment in real estate loans.  When funded in December 2007, this loan constituted approximately 7.0% of our total investment in real estate loans.  The percentage of this loan increased due to the decrease in other loans through payments, sales, foreclosures, modifications, and liquidating distributions.  This commercial property real estate loan is secured by property located in Oregon with a first lien position and has an outstanding balance of approximately $6.0 million, of which our portion is approximately $1.5 million.  As of March 31, 2012, this loan was considered non-performing.  Any additional defaults in our loan portfolio will have a material adverse effect on us.

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

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of March 31, 2012 and December 31, 2011, all of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we have previously invested in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At March 31, 2012 and December 31, 2011, we had no investments in real estate loans that had interest reserves.

Loan Portfolio

Historically we had five available real estate loan products consisting of commercial, construction, acquisition and development, land and residential.  As of March 31, 2012, our remaining loans were commercial loans.  The effective interest rates on all product categories range from 7% to 15%.

Investments in real estate loans as of March 31, 2012, were as follows:

Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	3	$1,944,000	11.73%	100.00%	88.95%
Total	3	$1,944,000	11.73%	100.00%	88.95%

Investments in real estate loans as of December 31, 2011, were as follows:
Loan Type	Number of Loans	Balance *	Weighted Average Interest Rate	Portfolio Percentage	Current Weighted Average Loan-To-Value, Net of Allowance for Loan Losses

Commercial	4	$2,271,000	10.52%	84.90%	89.60%
Construction	1	404,000	8.00%	15.10%	89.83%
Total	5	$2,675,000	10.14%	100.00%	89.64%

*Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of March 31, 2012 and December 31, 2011 was 7% and 4.49%, respectively.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of March 31, 2012 and December 31, 2011:

Loan Type	Number of Loans	March 31, 2012 Balance *	Portfolio Percentage	Number of Loans	December 31, 2011 Balance *	Portfolio Percentage

First deeds of trust	2	$1,744,000	89.71%	2	$1,924,000	71.93%
Second deeds of trust	1	200,000	10.29%	3	751,000	28.07%
Total	3	$1,944,000	100.00%	5	$2,675,000	100.00%

*Please see Balance Sheet Reconciliation below.

The following is a schedule of contractual maturities of investments in real estate loans as of March 31, 2012:

Non-performing and past due loans	$1,720,000
April 2012 – June 2012	--
July 2012 – September 2012	--
October 2012 – December 2012	--
January 2013 – March 2013	224,000

Total	$1,944,000

The following is a schedule by geographic location of investments in real estate loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012 Balance *	Portfolio Percentage	December 31, 2011 Balance *	Portfolio Percentage

Arizona	$200,000	10.29%	$200,000	7.48%
Nevada	224,000	11.52%	755,000	28.22%
Oregon	1,520,000	78.19%	1,520,000	56.82%
Texas	--	--	200,000	7.48%
Total	$1,944,000	100.00%	$2,675,000	100.00%

*Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheets.

	March 31, 2012 Balance	December 31, 2011 Balance
Balance per loan portfolio	$1,944,000	$2,675,000
Less:
Allowance for loan losses (a)	(718,000)	(1,236,000)
Balance per balance sheet	$1,226,000	$1,439,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of March 31, 2012, we had two loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans are currently carried on our books at a value of approximately $1.1 million, net of allowance for loan losses of approximately $0.7 million, which does not include the allowances of approximately $47,000 relating to performing loans as of March 31, 2012.  Except as otherwise provided below, these loans have been placed on non-accrual of interest status and may be the subject of pending foreclosure proceedings.

At March 31, 2012, the following loan types were non-performing:

Loan Type	Number Of Non-Performing Loans	Balance at March 31, 2012	Allowance for Loan Losses	Net Balance at March 31, 2012

Commercial	2	$1,720,000	$(671,000)	$1,049,000
Total	2	$1,720,000	$(671,000)	$1,049,000

At December 31, 2011, the following loan types were non-performing

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2011	Allowance for Loan Losses	Net Balance at December 31, 2011

Commercial	3	$1,920,000	$(705,000)	$1,215,000
Total	3	$1,920,000	$(705,000)	$1,215,000

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

Based upon this evaluation, a determination is made as to whether the allowance for loan losses is adequate to cover any potential losses.  Additions to the allowance for loan losses are made by charges to the provision for loan loss.  As of March 31, 2012, we have provided a specific reserve allowance for all non-performing loans and all performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of March 31, 2012 and December 31, 2011:
	As of March 31, 2012
	Balance	Allowance for loan losses	Balance, net of allowance

Non-performing loans – related allowance	1,720,000	(671,000)	1,049,000
Subtotal non-performing loans	1,720,000	(671,000)	1,049,000

Performing loans – related allowance	224,000	(47,000)	177,000
Subtotal performing loans	224,000	(47,000)	177,000

Total	$1,944,000	$(718,000)	$1,226,000

	As of December 31, 2011
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – related allowance	1,920,000	(705,000)	1,215,000
Subtotal non-performing loans	1,920,000	(705,000)	1,215,000

Performing loans – related allowance	755,000	(531,000)	224,000
Subtotal performing loans	755,000	(531,000)	224,000

Total	$2,675,000	$(1,236,000)	$1,439,000

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

Specific Reserve Allownaces
As of March 31, 2012, we have provided a specific reserve allowance for two non-performing loans and one performing loan based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following table is a roll-forward of the allowance for loan losses for the three months ended March 31, 2012, and 2011 by loan type.
Loan Type	Balance at 12/31/11	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO or Notes Receivables	Balance at 03/31/12

Commercial	$1,055,000	$47,000	$--	$--	$(384,000)	$718,000
Construction	181,000	--	--	(181,000)	--	--
Total	$1,236,000	$47,000	$--	$(181,000)	$(384,000)	$718,000
Loan Type	Balance at 12/31/10	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 03/31/11

Commercial	$840,000	$--	$--	$--	$--	$840,000
Construction	177,000	--	--	--	--	177,000
Total	$1,017,000	$--	$--	$--	$--	$1,017,000

Troubled Debt Restructuring

As of March 31, 2012 and December 31, 2011, we had one and three loans totaling approximately $0.2 million and $1.0 million, respectively, that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there has been one loan that became a TDR loan and it remains performing.  The following is a breakdown of our TDR loans that were considered performing and non-performing loans as of March 31, 2012 and December 31, 2011:

As of March 31, 2012
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	1	$224,000	1	$224,000	--	$--
Total	1	$224,000	1	$224,000	--	$--

As of December 31, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	2	$551,000	1	$351,000	1	$200,000
Construction	1	405,000	1	405,000	--	--
Total	3	$956,000	2	$756,000	1	$200,000

•
Commercial – As of March 31, 2012 one commercial loan modified pursuant to TDR.  During January 2012, our one TDR construction loan was modified into a new loan which reduced the principal balance to approximately $4.0 million in total, of which our portion is approximately $0.2 million.  The interest rate was changed from 3% paid and 5% accruing monthly to 7% paid monthly.  The accrued interest balance of approximately $1.0 million, of which our portion is $0.1 million, was reclassified as a notes receivable.    As of May 15, 2012, this loan has been paid in full.

•	Construction – As of December 31, 2011, we had one construction loan modified pursuant to TDR. During January 2012, we restructured the loan into a new loan which is a commercial loan.

Extensions

No loans in our portfolio have an extension as of March 31, 2012.

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of March 31, 2012 and December 31, 2011, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.90% of the total outstanding shares.

At December 31, 2011, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we have determined there was an other-than-temporary impairment on our investment in VRM II as of December 31, 2011.  We reversed our unrealized other comprehensive losses and realized a loss on our investment to its fair value of $1.17 per share as of December 31, 2011, totaling approximately $0.2 million and recognizing an impairment of approximately $0.2 million

During the three months ended March 31, 2012, the trading price for VRM II’s common stock ranged from $1.09 to $1.55 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis with respect to unrealized gain or losses.

NOTE F — REAL ESTATE HELD FOR SALE

At March 31, 2012, we held four properties with a total carrying value of approximately $0.6 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the three months ended March 31, 2012 and 2011 related to our REO totaled approximately $15,000 and $27,000, respectively.  Our REO is accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

NOTE G – OTHER REAL ESTATE OWNED

On February 7, 2012, we, VRM I and VRM II entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our second deed of trust loan which had matured on December 31, 2011, with a balance of approximately $11.8 million, of which our portion was approximately $10.7 million.  Our subsidiary 1701 Commerce, LLC, pursuant to the Deed in Lieu Agreement received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is subject to a first trust deed of ranging from approximately $39 million to $43 million.  The first deed of trust has matured and the first deed holder has demanded payment in full.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the northern district of Texas, Ft. Worth in order to stop the first trust deed holder’s foreclosure of the property and to protect 1701 Commerce’s equity in the property, as well as to protect the other creditors of the property.  Due to the uncertainty and dispute involving this property, we have recorded this investment as Other Real Estate Owned on the balance sheet.  We will continue to pursue and protect our equity in this property. If the Bankruptcy Court accepts our plan, we expect to include the operations through consolidation into our financial statements from that date. If the Bankruptcy Court does not accept our plan, we will determine what the accounting treatment will be at the time the decision is made.  We hold an interest of approximately 2%, VRM I holds an interest of approximately 8% and VRM II holds an interest of approximately 90% in 1701 Commerce.

NOTE H — RELATED PARTY TRANSACTIONS

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three months ended March 31, 2012 and 2011.

As of March 31, 2012 and 2011, our manager owned 54,863 of our units.  There were no distributions in either period.

In connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and is supported by our restricted cash.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2011, the court granted a summary judgment to the Purchaser.  Vestin Group and Mike Shustek have provided us with a written agreement to fully indemnify and hold us harmless for any such withdrawals, including the full amount of the $985,000 drawn to date under the letter of credit.  Vestin Group’s obligation is to make us whole no later than August 2014.  However, Mr. Shustek has assigned all future liquidating distributions for the 292,681 units he holds directly and indirectly to the company to commence paying such obligation.  For a discussion of litigation between us, Vestin Group and the building owner, see Note M -  Legal Matters Involving The Manager .

As of March 31, 2012 and December 31, 2011, we had receivables from our manager totaling approximately $1.0 million, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of March 31, 2012 and December 31, 2011, we owned 114,117 common shares of VRM II, representing approximately 0.90% of their total outstanding common stock.

As of March 31, 2012, we owed VRM II approximately $11,000.  As of December 31, 2011, we had receivables from VRM II of approximately $13,000.

As of March 31, 2012, we owed VRM I approximately $1,000.  As of December 31, 2011, there were no payables to VRM I.

As of March 31, 2012 and 2011, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.72% of our total membership units.  During the three months ended March 31, 2012 and 2011, we made no liquidating distributions to inVestin.

As of March 31, 2012 and 2011, Shustek Investments, a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.88% of our total membership units.  During the three months ended March 31, 2012 and 2011, we made no liquidating distributions to Shustek Investments.

As of March 31, 2012 and 2011, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  During the three months ended March 31, 2012 and 2011, we made no liquidating distributions to Mr. Shustek’s spouse.

NOTE I — MEMBERS’ EQUITY

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

Contingency Reserve

In accordance with the Plan, we established a contingency reserve of $300,000 for the payment of ongoing expenses, any contingent liabilities or to account for loan or other investment losses: however the amount of the reserve may fluctuate based on cash expenditure requirements.  Our manager will have the discretion to increase or decrease the amount of the reserve, but will ensure that the reserve is adequate to pay our outstanding obligations.  The amount of the contingency reserve is based upon estimates and opinions of our manager or through consultation with an outside expert, if our manager determines that it is advisable to retain such expert.  In determining the size of the reserve, our manager reviewed among other things, the value of our non-performing assets and the likelihood of repayment, our estimated contingent liabilities and our estimated expenses, including without limitation, estimated professional, legal and accounting fees, rent, payroll and other taxes, miscellaneous office expenses, facilities costs and expenses accrued in our financial statements.

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2012.  Based on this review, the value of members’ capital accounts was adjusted from $1.12 per unit to $1.09 per unit, as of April 1, 2012.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

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

NOTE J — NOTES RECEIVABLE

During January 2012 we, VRM I and VRM II rewrote one of our existing loans.  The interest rate of this loan was changed from 3% paying monthly with 5% accruing to 7% paid monthly.  The amount of the loan allowance of approximately $0.2 million and the interest currently accrued on the existing loan, which was fully allowed for, of approximately $58,000 was moved to notes receivable.  In April 2012, we received a payment on the new loan which was less than the amount owed.  The difference of $46,000 was recorded as a loan allowance as of March 31, 2012 and was reclassified to notes receivable during April 2012.

During February 2012 we, VRM I and VRM II received a payment in full for the first on one of our existing loans and a partial payment on the second.  The remaining balance, which was fully allowed for, of approximately $0.4 million has been moved to notes receivable and remains fully allowed for.  In March 2012 a payment of approximately $14,000 was received.

NOTE K — FAIR VALUE

As of March 31, 2012, financial assets and liabilities, utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.

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

The following tables present the valuation of our financial assets as of March 31, 2012 and December 31, 2011, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 03/31/2012	Carrying Value on Balance Sheet at 03/31/2012
Assets
Investment in marketable securities - related party	$180,000	$--	$--	$180,000	$180,000
Investment in real estate loans	$--	$--	$1,226,000	$1,226,000	$1,226,000

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2011	Carrying Value on Balance Sheet at 12/31/2011
Assets
Investment in marketable securities - related party	$145,000	$--	$--	$145,000	$145,000
Investment in real estate loans	$--	$--	$1,440,000	$1,440,000	$1,439,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to March 31, 2012.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of March 31, 2012 and December 31, 2011.

Investment in real estate loans

Balance on January 1, 2012	$1,440,000
Change in temporary valuation adjustment included in net loss
Transfer of real estate loans to investment in equity method investee held for sale	(168,000)
Increase in allowance for loan losses	(46,000)

Balance on March 31, 2012, net of temporary valuation adjustment	$1,226,000

Investment in real estate loans

Balance on January 1, 2011	$1,658,000
Temporary change in estimated fair value based on future cash flows	2,000

Balance on March 31, 2011, net of temporary valuation adjustment	$1,660,000

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

On January 1, 2012, VF III adopted changes issued by the Financial Accounting Standards Board (FASB) to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards.  These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements.  The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only.  Other than the additional disclosure requirements, the adoption of these changes had no impact on the Financial Statements.

On January 1, 2012, VF III adopted changes issued by the FASB to the presentation of comprehensive income.  These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Financial Statements.

Issued

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our financial statements.

NOTE M— LEGAL MATTERS INVOLVING THE MANAGER

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

NOTE O — SUBSEQUENT EVENTS

During January 2011, we, VRMI and VRMII were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we, VRMI and VRMII received payments of approximately $114,000, $711,000 and $543,000, respectively, during April 2012.

During May 2012, we, VRMI and VRMII foreclosed on a loan with a balance of approximately $6.0 million, of which our portion was approximately $1.5 million. The property includes 23 cottage units in a retirement community located in Eugene, Oregon. The property includes operations, which will be reported as an investment under the equity method from the date of this foreclosure. The property will be held for sale.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2012 and 2011.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report filed on Form 10-K, Part II, Item 7 for the year ended December 31, 2011.

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

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results should not be viewed as indicative of future results as we implement the Plan.  We currently anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of March 31, 2012, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis or as funds become available, subject to reasonable reserve established to provide for payment of the Company’s ongoing expenses and contrast liabilities.  Our manager has established a reserve to cover our on-going expenses and future obligations.  As of March 31, 2012, our unrestricted cash was approximately $45,000.

On January 26, 2010, April 8, 2010, September 17, 2010 and May 25, 2011, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million and $0.3 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note I –  Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

We believe that the significant level of our non-performing assets is a direct result of the deterioration of the economy and credit markets.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  These depressed conditions persist in 2012 as the weak economic recovery and the threat of a double dip recession has prevented a recovery of real estate values in our principal markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which, until the approval of the Plan, entailed more lenient underwriting standards and expedited loan approval procedures.  Moreover, real estate values in the principal markets in which we operate declined dramatically, which in many cases eroded the current value of the security underlying our loans.

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

As of March 31, 2012, our loan-to-value ratio was 88.95%, net of allowances for loan losses, on a weighted average basis, generally using updated appraisals.  Additional significant increases in loan defaults accompanied by additional declines in real estate values, as evidenced by updated appraisals generally prepared on an “as-is-basis,” will continue to have a material adverse effect on our financial condition and operating results.

SUMMARY OF FINANCIAL RESULTS

The Three Months Ended March 31, 2012

Total Revenue:	2012	2011	$ Change	%Change
Interest income from investment in real estate loans	$5,000	$6,000	$(1,000)	(17%)
Recovery of allowance for doubtful notes receivable	14,000	--	14,000	100%
Total	$19,000	$6,000	$13,000	217%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Interest income has been adversely affected by the level of non-performing assets in our portfolio and the cessation of new lending activity due to our plan of complete liquidation and dissolution.  This trend is expected to continue in the future.  Payments on fully reserved notes receivable resulted in an increase in recover of allowance for doubtful notes receivable.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Operating Expenses:	2012	2011	$ Change	%Change
Provision for loan loss	$46,000	$--	$46,000	100%
Interest expense	--	1,000	(1,000)	(100%)
Professional fees	64,000	96,000	(32,000)	(33%)
Other	9,000	8,000	1,000	13%
Total	$119,000	$105,000	$14,000	13%

Operating expenses increased as a result of an increase in provision for loan loss which was offset by a decrease in professional fees due to a decrease in pending litigation.  Interest expense decreased in 2012 due to a note payable obtained in late 2010 which has been paid off by its maturity date of December 2011

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans and Note N – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Discontinued operations, net of income taxes:	2012	2011	$Change	%Change
Net gain on sale of real estate held for sale	$1,000	$--	$1,000	100%
Expenses related to real estate held for sale	(15,000)	(27,000)	12,000	(44)%
Total	$(14,000)	$(27,000)	$13,000	(48)%

During the three months ended March 31, 2012 we recorded net gains of $1,000 on sale of real estate held for sale for properties sold in prior periods due to payments on settlement agreements.  There were no similar gains recorded during the three months ended March 31, 2011.  The overall decrease in losses from discontinued operations was primarily affected by a decrease in expenses related to real estate held for sale.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2012.  Based on this review the value of members’ capital accounts was adjusted from $1.12 per unit to $1.09 per unit, as of April 1, 2012.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions:  At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the SEC pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.  As of July 2, 2009, the total redemptions made from inception were approximately $10.4 million.  For additional information regarding members redemptions, see Note I – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2012, net cash flows used in operating activities totaled $56,000 mostly resulting from changes in operating assets and liabilities.

At March 31, 2012, we had approximately $45,000 in unrestricted cash, $0.2 million in marketable securities – related party and approximately $3.2 million in total assets.  During April 2012 we received approximately $0.5 million in deposits.  We believe we have sufficient working capital to meet our operating needs during the next 12 months. For additional information, see Note Q – Subsequent Events of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of March 31, 2012 and December 31, 2011, we had investments in three and five real estate loans, respectively, with a balance of approximately $2.0 million and $2.7 million, respectively.  In accordance with the Plan, we will no longer invest in new loans.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2012, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

Prior to July 2, 2009, we may have acquired or sold investments in real estate loans from/to our manager or other related parties.  Pursuant to the terms of our Operating Agreement, such acquisitions and sales were made without any mark up or mark down.  No gain or loss was recorded on these transactions, as it was not our intent to make a profit on the purchase or sale of such investments.  The purpose was generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  From time to time, we may continue to sell performing investments in real estate loans to our manager or other related parties, without any mark up or mark down.  No gain or loss will be recorded on these transactions.  For further information regarding related party transactions, refer to Note H – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

The following table presents a sensitivity analysis, averaging the balance of our loan portfolio at the end of the last six quarters, to show the impact on our financial condition at March 31, 2012, from fluctuations in weighted average interest rate charged on loans as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Interest Income
Weighted average interest rate assumption increased by 1.0% or 100 basis points	$26,000
Weighted average interest rate assumption increased by 5.0% or 500 basis points	$128,000
Weighted average interest rate assumption increased by 10.0% or 1,000 basis points	$255,000
Weighted average interest rate assumption decreased by 1.0% or 100 basis points	$(26,000)
Weighted average interest rate assumption decreased by 5.0% or 500 basis points	$(128,000)
Weighted average interest rate assumption decreased by 10.0% or 1,000 basis points	$(255,000)

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

The following table presents a sensitivity analysis to show the impact on our financial condition at March 31, 2012, from increases and decreases to our allowance for loan losses as a percentage of the loan portfolio:

Changed Assumption	Increase (Decrease) in Allowance for Loan Losses
Allowance for loan losses assumption increased by 1.0% of loan portfolio	$19,000
Allowance for loan losses assumption increased by 5.0% of loan portfolio	$97,000
Allowance for loan losses assumption increased by 10.0% of loan portfolio	$194,000
Allowance for loan losses assumption decreased by 1.0% of loan portfolio	$(19,000)
Allowance for loan losses assumption decreased by 5.0% of loan portfolio	$(97,000)
Allowance for loan losses assumption decreased by 10.0% of loan portfolio	$(194,000)

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note L – Recent Accounting Pronouncements of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Holders

As of May 15, 2012, approximately 509 unit holders held 2,024,424 units in the Company.

Liquidation Distribution Policy

On January 26, 2010, April 8, 2010, September 17, 2010 and May 25, 2011, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million and $0.3 million, respectively, in accordance with the Plan.  The amount distributed to each Member of the Fund was calculated based upon the percentage ownership interest of such Member in the Fund.  See Note I – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

We intend to make Liquidating Distributions in accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  We will distribute to our members the net proceeds we receive from the payoff of our outstanding real estate loans and the net proceeds we receive from the sale of our real estate held for sale, in each case, less a reasonable Reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  A final Liquidating Distribution will be made after we have completed the winding up of our business operations and made appropriate provision for any remaining obligations.

We anticipate that the liquidation of our real estate loans and the sale of foreclosed properties may take five or more years, with the Dissolution process being substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of March 31, 2012, the financial statements are presented assuming the Fund will continue as a going concern.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Plan of Complete Liquidation and Dissolution
3.1(2)	Articles of Organization
3.2(3)	Certificate of Amendment to Articles of Organization
3.3(4)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)
4.4(5)	Distribution Reinvestment Plan
10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Group, Inc.
10.10(7)	Indemnification agreement dated March 25, 2009 by and between Vestin Group, Inc. and Vestin Fund III, LLC
10.11 (8)	Agreement between Strategix Solutions, LLC and Vestin Fund III, LLC for accounting services.
10.12 (9)	Plan of Complete Liquidation and Dissolution
10.13 (10)	Deed in Lieu
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350

(1)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on May 11, 2009 (File No. 000-51301)
(2)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003 (File No. 333-105017)
(3)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004 (File No. 333-105017)
(4)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on January 29, 2007 (File No. 000-51301)
(5)	Incorporated herein by reference to Exhibit 4.4 of our Post-Effective Amendment No. 5 to Form S-11 Registration Statement filed on April 28, 2006 (File No. 333-105017)
(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005 (File No. 333-105017)
(7)	Incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 27, 2009 (File No. 000-51301)
(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 14, 2009 (File No. 000-51301)
(9)	Incorporated herein by reference to the Proxy Statement dated May 11, 2009 (File No. 000-51301)
(10)	Incorporated herein by reference to the Annual Report on Form 10-K filed on May 16, 2012 (File No. 000-51301)

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

Date:  May 15, 2012

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

Date: May 15, 2012

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

Date: May 15, 2012

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

(1)
The Registrant’s Report on Form 10-Q for the three months ended March 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  May 15, 2012

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director*
of Vestin Mortgage, LLC., sole Manager of the Registrant

Date:  May 15, 2012

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