Form 10-Q
period 2012-06-30
VESTIN FUND III LLC
filed 2012-08-14
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  [   ]    No   [X]

As of August 14, 2012, 2,024,424 membership units in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$334,000	$101,000
Marketable securities - related party	11,000	145,000
Interest and other receivables, net of allowance for doubtful accounts of $0 at June 30, 2012 and $102,000 at December 31, 2011	--	1,000
Notes receivable, net of allowance of $977,000 at June 30, 2012 and $358,000 at December 31, 2011	--	--
Real estate held for sale	349,000	596,000
Investment in equity method investee held for sale	1,059,000	--
Investment in real estate loans, net of allowance for loan loss of $0 at June 30, 2012 and $1,236,000 at December 31, 2011	--	1,439,000
Other real estate owned	167,000	--
Due from related parties	916,000	992,000
Other assets	1,000	1,000

Total assets	$2,837,000	$3,275,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$13,000	$16,000
Deferred income	935,000	985,000

Total liabilities	948,000	1,001,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at June 30, 2012 and December 31, 2011	1,889,000	2,274,000

Total members' equity	1,889,000	2,274,000

Total liabilities and members' equity	$2,837,000	$3,275,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	06/30/2012	06/30/2011	06/30/2012	06/30/2011
Revenues
Interest income from investment in real estate loans	$--	$6,000	$6,000	$11,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	17,000	--	17,000	--
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	2,000	--	16,000	--
Total revenues	19,000	6,000	39,000	11,000

Operating expenses
Interest expense	--	1,000	--	2,000
Provision for loan losses	--	--	46,000	--
Professional fees	42,000	14,000	104,000	109,000
Other	10,000	9,000	22,000	17,000
Total operating expenses	52,000	24,000	172,000	128,000

Income (loss) from operations	(33,000)	(18,000)	(133,000)	(117,000)

Non-operating income
Recovery from settlement with loan guarantor	114,000	--	114,000	--
Income from equity method investee held for sale	10,000	--	10,000	--
Total non-operating income, net	124,000	--	124,000	--

Discontinued Operations
Write-down of real estate held for sale	(66,000)	(38,000)	(66,000)	(38,000)
Gain on sale of building	50,000	--	50,000	--
Gain on sale of marketable securities – related party	27,000	--	27,000	--
Net gain (loss) on sale of real estate held for sale	2,000	--	3,000	--
Expenses related to real estate held for sale	(25,000)	(11,000)	(40,000)	(38,000)
Total loss from discontinued operations	(12,000)	(49,000)	(26,000)	(76,000)

NET INCOME (LOSS)	$79,000	$(67,000)	$(35,000)	$(193,000)

Net income (loss) allocated to members	$79,000	$(67,000)	$(35,000)	$(193,000)

Net loss allocated to members per weighted average membership unit	$0.04	$(0.03)	$(0.02)	$(0.10)

Weighted average membership units	2,024,424	2,024,424	2,024,424	2,024,424

The accompanying notes are an integral part of these consolidated statements.

VESTIN FUND III, LLC

STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011

Net income (loss)	$79,000	$(67,000)	$(35,000)	$(193,000)

Unrealized holding loss on available-for-sale securities – related party	(36,000)	(19,000)	--	(7,000)

Comprehensive income (loss) attributable to Vestin Fund III, LLC	$43,000	$(86,000)	$(35,000)	$(200,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN FUND III, LLC

STATEMENT OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2011	2,024,424	$2,274,000

Comprehensive loss:

Net loss		(35,000)

Total comprehensive loss		(35,000)

Liquidating distributions		(350,000)

Members' equity at June 30, 2012 (unaudited)	2,024,424	$1,889,000

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)
	For the Six Months Ended
	06/30/2012	06/30/2011
Cash flows from operating activities:
Net loss	$(35,000)	$(193,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan loss	46,000	--
Gain on sale of marketable securities – related party	(27,000)	--
Gain related to sale of real estate held for sale	(3,000)	--
Recovery of allowance for doubtful notes receivable	(16,000)	--
Gain related to recovery of allowance for loan loss	(17,000)	--
Gain related to recovery from settlement with loan guarantor	(114,000)	--
Gain on sale of building	(50,000)	--
Income from equity method investee held for sale	(10,000)	--
Write-downs on real estate held for sale	66,000	38,000
Change in operating assets and liabilities:
Interest receivable	--	236,000
Accounts payable and accrued liabilities	(2,000)	(36,000)
Due to/from related parties	76,000	37,000
Deferred income	(50,000)	--
Other assets	--	3,000
Net cash provided by (used in) operating activities	(136,000)	85,000

Cash flows from investing activities:
Proceeds from loan payoff	194,000	--
Proceeds from sale of marketable securities – related party	161,000	--
Proceeds from settlement from loan guarantor	114,000	--
Proceeds related to sale of building	50,000	--
Proceeds from notes receivable	17,000	--
Proceeds related to real estate held for sale	183,000	--
Net cash provided by investing activities	719,000	--

Cash flows from financing activities:
Liquidating distributions, net of reinvestments	(350,000)	(298,000)
Net cash used in financing activities	(350,000)	(298,000)
NET CHANGE IN CASH	233,000	(213,000)

Cash, beginning of period	101,000	445,000

Cash, end of period	$334,000	$232,000
Supplemental disclosures of cash flows information:
Interest paid	$--	$2,000

Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$103,000	$--
Reclassify loan and related allowance to note receivable	$622,000	$--
Other real estate owned through deed in lieu, net of prior allowance	$167,000	$--
Investment in equity method investee – held for sale acquired through foreclosure, net of prior allowance	$1,049,000	$--
Unrealized gain on marketable securities - related party	$--	$(7,000)

The accompanying notes are an integral part of these statements.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of June 30, 2012, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis or as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011 and June 15, 2012, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, and $0.4 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note J – Members’ Equity.

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

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.  Because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of June 30, 2012, the financial statements are presented assuming the Fund will continue as a going concern.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management,  all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2011 annual report filed on Form 10-K.

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

Deferred Revenue Recognition

Deferred revenue supports the amount of sales proceeds withheld on a sale of our building during November 2006, with which we were required to establish an irrevocable stand by letter of credit which was to expire August 31, 2014.  See Note O – Legal Matters Involving The Company.

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

Investment in Marketable Securities – Related Party

Investment in marketable securities – related party consists of stock in VRM II.  The securities are stated at fair value as determined by the closing market price as of June 30, 2012.  All securities are classified as available-for-sale.

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

Segments

We operate as one business segment.

Reclassifications

Certain amounts in the June 30, 2011 financial statements have been reclassified to conform to the June 30, 2012 presentation.

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

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, interest and other receivables, notes receivable, accounts payable and accrued liabilities, due to/from related parties, and notes payable.  The carrying value of these instruments approximates their fair values due to their short-term nature.  We describe Investment in real estate loans further in Note K – Fair Value.

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities - related party, notes receivable, accounts payable and accrued liabilities, due to/from related parties, notes payable, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of June 30, 2012 and December 31, 2011, we had no amounts in excess of the federally insured limits.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of June 30, 2012, we had no investments in real estate loans.  As of December 31, 2011, all of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we have previously invested in real estate loans that require borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2011, we had no investments in real estate loans that had interest reserves.

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

*Please see Balance Sheet Reconciliation below.

The “Weighted Average Interest Rate” as shown above is based on the contractual terms of the loans for the entire portfolio including non-performing loans.  The weighted average interest rate on performing loans only, as of December 31, 2011 was 4.49%.  Please see “Non-Performing Loans” and “Asset Quality and Loan Reserves” below for further information regarding performing and non-performing loans.

Loan-to-value ratios are generally based on the most recent appraisals and may not reflect subsequent changes in value and include allowances for loan losses.  Recognition of allowance for loan losses will result in a maximum loan-to-value ratio of 100% per loan.

The following is a schedule of priority of real estate loans as of December 31, 2011:

Loan Type	Number of Loans	December 31, 2011 Balance *	Portfolio Percentage

First deeds of trust	2	$1,924,000	71.93%
Second deeds of trust	3	751,000	28.07%
Total	5	$2,675,000	100.00%

*Please see Balance Sheet Reconciliation below.

The following is a schedule by geographic location of investments in real estate loans as of December 31, 2011:

	December 31, 2011 Balance *	Portfolio Percentage

Arizona	$200,000	7.48%
Nevada	755,000	28.22%
Oregon	1,520,000	56.82%
Texas	200,000	7.48%
Total	$2,675,000	100.00%

*Please see Balance Sheet Reconciliation below.

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet at December 31, 2011:

December 31, 2011 Balance
Balance per loan portfolio	$2,675,000
Less:
Allowance for loan losses (a)	(1,236,000)
Balance per balance sheet	$1,439,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of December 31, 2011, we had three loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans  were carried on our books at a value of approximately $1.2 million, net of allowance for loan losses of approximately $0.7 million, which did not include the allowances of approximately $0.5 million relating to performing loans as of December 31, 2011.  At December 31, 2011, the following loans were non-performing:

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

The conclusion that a real estate loan is uncollectible or that collectability is doubtful is a matter of judgment.  On a quarterly basis, our manager evaluated our real estate loan portfolio for impairment.  The fact that a loan is temporarily past due does not necessarily mean that the loan is non-performing.  Rather, all relevant circumstances are considered by our manager to determine impairment and the need for specific reserves.  Such evaluation, which includes a review of all loans on which full collectability may not be reasonably assured, considers among other matters:

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

As of December 31, 2011, we had provided a specific reserve allowance for all non-performing loans and all performing loans based on updated appraisals of the underlying collateral and/or our evaluation of the borrower.  The following is a breakdown of allowance for loan losses related to performing and non-performing loans as of December 31, 2011:

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

*Please refer to Specific Reserve Allowances below.

Specific Reserve Allowances
As of June 30, 2012, we had no investments in real estate loans or specific reserve allowances.  The following table is a roll-forward of the allowance for loan losses for the six months ended June 30, 2012, and 2011 by loan type.
Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO or Notes Receivables	Balance at 06/30/2012

Commercial	$1,055,000	$46,000	$--	$(200,000)	$(901,000)	$--
Construction	181,000	--	--	(181,000)	--	--
Total	$1,236,000	$46,000	$--	$(381,000)	$(901,000)	$--
Loan Type	Balance at 12/31/2010	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 06/30/2011

Commercial	$840,000	$--	$--	$--	$--	$840,000
Construction	177,000	--	--	--	--	177,000
Total	$1,017,000	$--	$--	$--	$--	$1,017,000

Troubled Debt Restructuring

As of December 31, 2011, we had three loans totaling approximately $1.0 million that met the definition of a Troubled Debt Restructuring or TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there has been one loan that became a TDR loan and it remains performing.  The following is a breakdown of our TDR loans that were considered performing and non-performing loans as of December 31, 2011:

As of December 31, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	2	$551,000	1	$351,000	1	$200,000
Construction	1	405,000	1	405,000	--	--
Total	3	$956,000	2	$756,000	1	$200,000

NOTE E — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2011, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.90% of the total outstanding shares.  On June 11, 2012, our Chairman and Chief Executive Officer, Michael Shustek purchased these shares.  This sale resulted in a gain of approximately $27,000.

At December 31, 2011, our manager evaluated the near-term prospects of VRM II in relation to the severity and duration of the unrealized loss.  Based on that evaluation and current market conditions, we determined there was an other-than-temporary impairment on our investment in VRM II as of December 31, 2011.  We reversed our unrealized other comprehensive losses and realized a loss on our investment to its fair value of $1.17 per share as of December 31, 2011, totaling approximately $0.2 million and recognizing an impairment of approximately $0.2 million.

During the three months ended June 30, 2012, the trading price for VRM II’s common stock ranged from $1.10 to $1.73 per share.  We will continue to evaluate our investment in marketable securities on a quarterly basis.

NOTE F — REAL ESTATE HELD FOR SALE

At June 30, 2012, we held three properties with a total carrying value of approximately $0.3 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the six months ended June 30, 2012 and 2011 related to our REO totaled approximately $40,000 and $38,000, respectively.  Our REO is accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

During April 2012, we, VRM I and VRM II sold a property to an unrelated third party for approximately $0.5 million, of which our portion was approximately $0.2 million.  This transaction resulted in a net gain for us of approximately $2,000.  A consultation fee of approximately $17,000 was paid to our manager.

NOTE G – OTHER REAL ESTATE OWNED

On February 7, 2012, we, VRM I and VRM II entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a balance of approximately $11.8 million, of which our portion was approximately $0.2 million.  Our subsidiary 1701 Commerce, LLC, pursuant to the Deed in Lieu Agreement received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is the subject of litigation relating to the validity, priority, nature, and extent of liens claimed by other parties that may secure claims ranging from approximately $39 million to $43 million. We dispute both the validity of the claimed liens and the amount of the claimed secured debt in whole or in part and as of this time intend to pursue our objections and disputes as to such matters.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a potential foreclosure of the property that had been scheduled by the lien claimants and to preserve and protect 1701 Commerce’s equity in the and the interests of the other creditors of the property.  Due to the uncertainty and dispute involving this property, we have recorded this investment as Other Real Estate Owned on the balance sheet. We will continue to pursue and protect our equity in this property and have formulated and proposed a plan of reorganization for the Debtor and the property.  Such plan has not been confirmed or approved by the Bankruptcy Court as of this time and we anticipate that revisions to the plan will be required to confirm the plan. If the Bankruptcy Court confirms a plan of reorganization in which our equity in the Debtor is preserved or retained, we expect to include the operations through consolidation into our financial statements from that date. If we are not able to confirm such a plan or if the Bankruptcy Court confirms a reorganization plan that does not retain or preserve 100% of the loan, we will determine the appropriate accounting treatment as of the date of such event, if any.  We hold an interest of approximately 2%, VRM I holds an interest of approximately 8% and VRM II holds an interest of approximately 90% in 1701 Commerce.

NOTE H – INVESTMENTS IN EQUITY METHOD INVESTEE HELD FOR SALE

During May 2012, we, VRMI and VRMII foreclosed on a loan with a balance of approximately $6.0 million, of which our portion was approximately $1.1 million. The property includes 23 cottage units in a retirement community located in Eugene, Oregon. The property includes operations, which will be reported as an investment under the equity method from the date of this foreclosure. The property will be an investment in equity method investee held for sale.

We account for investments using the equity method of accounting if the investments give us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an incorporated investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether equity method accounting is appropriate. We record our respective interests in the losses or income of such investees within the equity-method investees held for sale category on our statements of operations for each period. The carrying amount of our equity-method investments held for sale is recorded on our consolidated balance sheets as investments in equity-method investees held for sale.

We evaluate our investments in the equity-method investees for impairment each quarter by comparing the carrying amount of each investment to its fair value. Because no active market exists for the investees’ limited liability company membership interests, we evaluate our investments in the equity-method investees for impairment based on our evaluation of the fair value of the equity-method investees’ net assets relative to their carrying values. If we ever were to determine that the carrying values of our investments in equity-method investees were greater than their fair values, we would write the investments down to their fair values.

The following is summary of the results of operations related to the assets held for sale for the two months ended June 30, 2012:
For The Two Months Ended June 30, 2012

Revenue	$102,000
Expenses	(63,000)

Net Income	$39,000

NOTE I — RELATED PARTY TRANSACTIONS

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the six months ended June 30, 2012 and 2011.

As of June 30, 2012 and 2011, our manager owned 54,863 of our units.  During the three months ended June 30, 2012, we made liquidating distributions to our manager of approximately $9,000, in accordance with the Plan.  This distribution was returned to the company as partial repayment of letter of credit mentioned below.  During the three months ended June 30, 2011, we made liquidating distributions to our manager of approximately $8,000, in accordance with the Plan.

In 2006 in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2011, the court granted a summary judgment to the Purchaser.  Vestin Group and Mike Shustek have provided us with a written agreement to fully indemnify and hold us harmless for any such withdrawals, including the full amount of the $985,000 drawn to date under the letter of credit.  Vestin Group’s obligation is to make us whole no later than August 2014.  However, Mr. Shustek has assigned all future liquidating distributions for the 292,681 units he holds directly and indirectly to the company to commence paying such obligation.  In June 2012, we made distributions of approximately $50,000 to Mr. Shustek, which we have recorded as revenue and decreased the receivable discussed below.  For a discussion of litigation between us, Vestin Group and the building owner, see Note N - Legal Matters Involving The Manager.

As of December 31, 2011, we had receivables from our manager totaling approximately $1.0 million, primarily related to the withdrawal of the letter of credit referred to above.  As of June 30, 2012, the outstanding balance is approximately $0.9 million.

During May 2012, our manager received total consultation fees of approximately $17,000, related to the sale of a VRM I, VRM II and our REO property.

Transactions with Other Related Parties

As of December 31, 2011, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.90% of the total outstanding shares.  On June 11, 2012, our Chairman and Chief Executive Officer, Michael Shustek purchased these shares.  This sale resulted in a gain of approximately $27,000.

As of June 30, 2012, we owed VRM II approximately $11,000.  As of December 31, 2011, we had receivables from VRM II of approximately $13,000.

As of June 30, 2012, we owed VRM I approximately $1,000.  As of December 31, 2011, there were no payables to VRM I.

As of June 30, 2012 and 2011, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.72% of our total membership units.  During the three months ended June 30, 2012, we made liquidating distributions to inVestin of approximately $6,000.  No distribution was made during the three months ended June 30, 2011.  This distribution was returned to the company as partial repayment of letter of credit mentioned above.

As of June 30, 2012 and 2011, Shustek Investments, a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.88% of our total membership units.  During the three months ended June 30, 2012, we made liquidating distributions to Shustek Investments of approximately $35,000.  No distribution was made during the three months ended June 30, 2011.  This distribution was returned to the company as partial repayment of letter of credit mentioned above.

As of June 30, 2012 and 2011, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  During the three months ended June 30, 2012, we made liquidating distributions to Mr. Shustek’s spouse of approximately $400.  No distribution was made during the three months ended June 30, 2011.

NOTE J — MEMBERS’ EQUITY

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended June 30, 2012.  Based on this review, the value of members’ capital accounts was adjusted from $1.09 per unit to $0.93 per unit, as of July 1, 2012.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

Liquidating Distributions

On January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011 and June 15, 2012, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million and $0.4 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.

Redemption Limitation

In accordance with the Plan, our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

NOTE K — NOTES RECEIVABLE

During January 2012 we, VRM I and VRM II rewrote one of our existing loans.  The interest rate of this loan was changed from 3% paying monthly with 5% accruing to 7% paid monthly.  The amount of the loan allowance of approximately $0.2 million and the interest currently accrued on the existing loan, which was fully allowed for, of approximately $58,000 was moved to notes receivable.  In April 2012, we received a payment on the new loan which was less than the amount owed.  The difference of $46,000 was recorded as a loan allowance as of June 30, 2012 and was reclassified to notes receivable during April 2012.

During February 2012, we, VRM I and VRM II received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust and a partial payment of an investment in real estate loan secured by a second deed of trust on the same real estate.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $0.4 million was moved to notes receivable and remains fully allowed for.  During March 2012, a payment of approximately $14,000 was received and recognized as gain related to pay off of notes receivable, including recovery of allowance for notes receivable.  Additionally, we receive monthly payments of approximately $1,000.  As of June 30, 2012, the balance is approximately $0.3 million.

NOTE L — FAIR VALUE

During the six months ended June 30, 2012, financial assets and liabilities, utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.  As of June 30, 2012, we have no assets or liabilities utilizing Level 2 or Level 3.

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

The following tables present the valuation of our financial assets as of June 30, 2012 and December 31, 2011, measured at fair value on a recurring basis by input levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 06/30/2012	Carrying Value on Balance Sheet at 06/30/2012
Assets
Investment in marketable securities - related party	$11,000	$--	$--	$11,000	$11,000
	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2011	Carrying Value on Balance Sheet at 12/31/2011
Assets
Investment in marketable securities - related party	$145,000	$--	$--	$145,000	$145,000
Investment in real estate loans	$--	$--	$1,440,000	$1,440,000	$1,439,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to June 30, 2012.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of June 30, 2012 and December 31, 2011.

Investment in real estate loans

Balance on January 1, 2012	$1,440,000
Change in temporary valuation adjustment included in net loss
Purchase and additions of assets
Transfer of allowance on real estate loans converted to unsecured notes receivable	577,000
Reduction of allowance on real estate loan following settlement of loan	200,000
Transfer of allowance on real estate loan to investment in equity method investee held for sale	471,000
Transfer of allowance on real estate loan to other real estate held	33,000
New loan investment resulting from rewriting existing loan	224,000
Sales, pay downs and reduction of assets
Settlement of real estate loan	(200,000)
Conversion of real estate loans to unsecured notes receivable	(979,000)
Transfer of real estate loan to other real estate owned	(200,000)
Transfer of real estate loans to investment in equity method investee held for sale	(1,520,000)
Increase in allowance for loan losses	(46,000)

Balance on June 30, 2012, net of temporary valuation adjustment	$--

Investment in real estate loans

Balance on January 1, 2011	$1,658,000
Temporary change in estimated fair value based on future cash flows	2,000

Balance on June 30, 2011, net of temporary valuation adjustment	$1,660,000

NOTE M — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE N— LEGAL MATTERS INVOLVING THE MANAGER

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

On February 7, 2012, we, VRM I and VRM II entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a balance of approximately $11.8 million, of which our portion was approximately $0.2 million.  Our subsidiary 1701 Commerce, LLC, pursuant to the Deed in Lieu Agreement received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is the subject of litigation relating to the validity, priority, nature, and extent of liens claimed by other parties that may secure claims ranging from approximately $39 million to $43 million. We dispute both the validity of the claimed liens and the amount of the claimed secured debt in whole or in part and as of this time intend to pursue our objections and disputes as to such matters.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a potential foreclosure of the property that had been scheduled by the lien claimants and to preserve and protect 1701 Commerce’s equity in the and the interests of the other creditors of the property.  Due to the uncertainty and dispute involving this property, we have recorded this investment as Other Real Estate Owned on the balance sheet. We will continue to pursue and protect our equity in this property and have formulated and proposed a plan of reorganization for the Debtor and the property.  Such plan has not been confirmed or approved by the Bankruptcy Court as of this time and we anticipate that revisions to the plan will be required to confirm the plan. If the Bankruptcy Court confirms a plan of reorganization in which our equity in the Debtor is preserved or retained, we expect to include the operations through consolidation into our financial statements from that date. If we are not able to confirm such a plan or if the Bankruptcy Court confirms a reorganization plan that does not retain or preserve 100% of the loan, we will determine the appropriate accounting treatment as of the date of such event, if any.  We hold an interest of approximately 2%, VRM I holds an interest of approximately 8% and VRM II holds an interest of approximately 90% in 1701 Commerce.

From time to time, we may become involved in litigation in the ordinary course of business.  We do not believe that any pending legal proceedings are likely to have a material adverse effect on our financial condition or results of operations or cash flows.  It is not possible to predict the outcome of any such proceedings.

NOTE P — SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of this filing and determined that no such events have occurred that would require adjustment to or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2012 and 2011.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report filed on Form 10-K, Part II, Item 7 for the year ended December 31, 2011.

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

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results should not be viewed as indicative of future results as we implement the Plan.  We currently anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of June 30, 2012, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis or as funds become available, subject to reasonable reserve established to provide for payment of the Company’s ongoing expenses and contrast liabilities.  Our manager has established a reserve to cover our on-going expenses and future obligations.  As of June 30, 2012, our cash was approximately $334,000.

On January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011 and June 15, 2012, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million and $0.4 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note I –  Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended June 30, 2012, to the three months ended June 30, 2011.

Total Revenue:	2012	2011	$ Change	%Change
Interest income from investment in real estate loans	$--	$6,000	$(6,000)	(100%)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	17,000	--	17,000	100%
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	2,000	--	2,000	100%
Total	$19,000	$6,000	$13,000	217%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of June 30, 2012, we have no investments in real estate loans in our portfolio.  Payments on fully reserved notes receivable resulted in an increase in recovery of allowance for doubtful notes receivable.  During May 2012, we, VRM I and VRM II sold our portions of a fully reserved loan of $14.0 million, of which our portion was $0.2 million to a third party.  We received a payment of approximately $17,000.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Operating Expenses:	2012	2011	$ Change	%Change
Interest expense	$--	$1,000	$(1,000)	(100%)
Professional fees	42,000	14,000	28,000	200%
Other	10,000	9,000	1,000	11%
Total	$52,000	$24,000	$28,000	117%

Operating expenses increased as a result of an increase in professional fees mainly due to the foreclosure of  one of our real estate loans.  Interest expense decreased in 2012 due to a note payable obtained in late 2010 which had been paid off by its maturity date of December 2011.

Total Non-operating Income:	2012	2011	$ Change	%Change
Recovery from settlement with loan guarantor	$114,000	$--	$114,000	100%
Income from equity method investee held for sale	10,000	--	10,000	100%
Total	$124,000	$--	$124,000	100%

During the three months ended June 30, 2012, we received income from equity investee held for sale and did not have similar income in 2011. In addition, during January 2011, we, VRMI and VRMII were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $0.1 million during April 2012.

Total Discontinued Operations	2012	2011	$Change	%Change
Write-down of real estate held for sale	$(66,000)	$(38,000)	$(28,000)	(74%)
Gain on sale of building	50,000	--	50,000	100%
Net gain on sale of real estate held for sale	29,000	--	29,000	100%
Expenses related to real estate held for sale	(25,000)	(11,000)	(14,000)	(127%)
Total	$(12,000)	$(49,000)	$37,000	(76%)

During the three months ended June 30, 2012, we recorded net gains of $29,000 on sale of real estate held for sale.  There were no similar gains recorded during the three months ended June 30, 2011.  During the three months ended June 30, 2012, we recorded gain on sale of building of approximately $50,000, which was partial recognition of deferred income in connection with the sale of an office building located in Las Vegas, Nevada, deferred pending recovery of our letter of credit from Vestin Group and Mike Shustek.  In June 2012, we made distributions of approximately $50,000 to Mr. Shustek, which were assigned back to us as partial repayment of the letter of credit.  As a result, we recorded this recovery as revenue.  No such transaction occurred during the three months ended June 30, 2011.

For additional information see Note I – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the six months ended June 30, 2012, to the six months ended June 30, 2011.

Total Revenue:	2012	2011	$ Change	%Change
Interest income from investment in real estate loans	$6,000	$11,000	$(5,000)	(45%)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	17,000	--	17,000	100%
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	16,000	--	16,000	100%
Total	$39,000	$11,000	$28,000	255%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of June 30, 2012, we have no investments in real estate loans in our portfolio.  Payments on fully reserved notes receivable resulted in an increase in recovery of allowance for doubtful notes receivable.  During May 2012, we, VRM I and VRM II sold our portions of a fully reserved loan of $14.0 million, of which our portion was $0.2 million to a third party.  We received a payment of approximately $17,000.

For additional information see Note D – Investments in Real Estate Loans of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Operating Expenses:	2012	2011	$ Change	%Change
Provision for loan loss	$46,000	$--	$46,000	100%
Interest expense	--	2,000	(2,000)	(100%)
Professional fees	104,000	109,000	(5,000)	(5%)
Other	22,000	17,000	5,000	29%
Total	$172,000	$128,000	$44,000	34%

Operating expenses increased as a result of an increase in provision for loan loss.  Interest expense decreased in 2012 due to a note payable obtained in late 2010 which had been paid off by its maturity date of December 2011.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans and Note N – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Non-operating income:	2012	2011	$ Change	%Change
Recovery from settlement with loan guarantor	114,000	--	114,000	100%
Income from equity method investee held for sale	$10,000	$--	$10,000	100%
Total	$124,000	$--	$124,000	100%

During the six months ended June 30, 2012, we received income from equity investee held for sale and did not have similar income in 2011.  In addition, during January 2011, we, VRMI and VRMII were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of $0.1 million during April 2012.

Total Discontinued Operations:	2012	2011	$Change	%Change
Write-down of real estate held for sale	$(66,000)	$(38,000)	$(28,000)	(74%)
Gain on sale of building	50,000	--	50,000	100%
Net gain on sale of real estate held for sale	30,000	--	30,000	100%
Expenses related to real estate held for sale	(40,000)	(38,000)	(2,000)	(5%)
Total	$(26,000)	$(76,000)	$50,000	66%

During the six months ended June 30, 2012, we recorded net gains of $30,000 on sale of real estate held for sale.  There were no similar gains recorded during the six months ended June 30, 2011.  During the six months ended June 30, 2012, we recorded gain on sale of building of approximately $50,000, which was partial recognition of deferred income in connection with the sale of an office building located in Las Vegas, Nevada, deferred pending recovery of our letter of credit from Vestin Group and Mike Shustek.  In June 2012, we made distributions of approximately $50,000 to Mr. Shustek, which were assigned back to us as partial repayment of the letter of credit.  As a result, we recorded this recovery as revenue.  No such transaction occurred during the six months ended June 30, 2012.

For additional information see Note I – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended June 30, 2012.  Based on this review the value of members’ capital accounts was adjusted from $1.09 per unit to $0.93 per unit, as of July 1, 2012.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

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

During the six months ended June 30, 2012, net cash flows used in operating activities totaled approximately $0.1 million, mostly resulting from unsecured claims of approximately $0.1 million we were awarded from a bankruptcy settlement with a guarantor of certain loans.  Cash flows provided by investing activities for the six months ended June 30, 2012 totaled approximately $0.7 million and were from proceeds from loan payoffs, sale of marketable securities – related party, real estate held for sale and unsecured claims awarded from settlement with guarantor.  Net cash flows used by financing activities, used for member distributions, and totaled approximately $0.3 million during the six months ended June 30, 2012.

At June 30, we had approximately $0.3 million in unrestricted cash, $11,000 in marketable securities – related party and approximately $2.8 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of June 30, 2012, we had no investments in real estate loans.  As of December 31, 2011, we had investments in five real estate loans, with a balance of approximately $2.7 million.  In accordance with the Plan, we will no longer invest in new loans.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2012, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

Prior to July 2, 2009, we may have acquired or sold investments in real estate loans from/to our manager or other related parties.  Pursuant to the terms of our Operating Agreement, such acquisitions and sales were made without any mark up or mark down.  No gain or loss was recorded on these transactions, as it was not our intent to make a profit on the purchase or sale of such investments.  The purpose was generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  From time to time, we may continue to sell performing investments in real estate loans to our manager or other related parties, without any mark up or mark down.  No gain or loss will be recorded on these transactions.  For further information regarding related party transactions, refer to Note I – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note M – Recent Accounting Pronouncements of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note N – Legal Matters Involving the Manager and Note O – Legal Matters Involving the Company in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q, for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Market Information

There is no established public trading market for the trading of units.

Holders

As of August 14, 2012, approximately 509 unit holders held 2,024,424 units in the Company.

Liquidation Distribution Policy

On January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011 and June 15, 2012, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million and $0.4 million, respectively, in accordance with the Plan.  The amount distributed to each Member of the Fund was calculated based upon the percentage ownership interest of such Member in the Fund.  See Note J – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

We anticipate that the liquidation of our real estate loans and the sale of foreclosed properties may take five or more years, with the Dissolution process being substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of June 30, 2012, the financial statements are presented assuming the Fund will continue as a going concern.

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

Date:  August 14, 2012

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

Date: August 14, 2012

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

Date: August 14, 2012

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

(1)
The Registrant’s Report on Form 10-Q for the six months ended June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  August 14, 2012

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director*
of Vestin Mortgage, LLC., sole Manager of the Registrant

Date:  August 14, 2012

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