Form 10-Q
period 2012-09-30
VESTIN FUND III LLC
filed 2012-11-14
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  [   ]    No   [X]

As of November 14, 2012, 2,024,424 membership units in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$365,000	$101,000
Marketable securities - related party	--	145,000
Interest and other receivables, net of allowance for doubtful accounts of $0 at September 30, 2012 and $102,000 at December 31, 2011	--	1,000
Notes receivable, net of allowance of $873,000 at September 30, 2012 and $358,000 at December 31, 2011	--	--
Real estate held for sale	535,000	596,000
Investment in equity method investee held for sale	1,080,000	--
Investment in real estate loans, net of allowance for loan loss of $0 at September 30, 2012 and $1,236,000 at December 31, 2011	--	1,439,000
Due from related parties	863,000	992,000
Other assets	2,000	1,000

Total assets	$2,845,000	$3,275,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$2,000	$16,000
Deferred income	935,000	985,000

Total liabilities	937,000	1,001,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at September 30, 2012 and December 31, 2011	1,908,000	2,274,000

Total members' equity	1,908,000	2,274,000

Total liabilities and members' equity	$2,845,000	$3,275,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)
	For the Three Months Ended		For the Nine Months Ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Revenues
Interest income from investment in real estate loans	$--	$6,000	$6,000	$17,000
Gain related to payoff of real estate loan, including recovery of allowance for loan loss	--	--	17,000	--
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	4,000	--	20,000	--
Other income	--	2,000	--	2,000
Total revenues	4,000	8,000	43,000	19,000

Operating expenses
Interest expense	--	1,000	--	3,000
Provision for loan losses	--	215,000	46,000	215,000
Professional fees	34,000	34,000	139,000	143,000
Other	10,000	9,000	31,000	27,000
Total operating expenses	44,000	259,000	216,000	388,000

Loss from operations	(40,000)	(251,000)	(173,000)	(369,000)

Non-operating income
Recovery from settlement with loan guarantor	42,000	--	156,000	--
Gain on sale of marketable securities – related party	2,000	--	29,000	--
Total non-operating income, net	44,000	--	185,000	--

Discontinued Operations
Write-down of real estate held for sale	--	(12,000)	(66,000)	(50,000)
Gain on sale of building	--	--	50,000	--
Income from equity method investee held for sale	20,000	--	30,000	--
Net gain on sale of real estate held for sale	--	--	3,000	--
Expenses related to real estate held for sale	(5,000)	(12,000)	(45,000)	(50,000)
Total loss from discontinued operations	15,000	(24,000)	(28,000)	(100,000)

NET INCOME (LOSS)	$19,000	$(275,000)	$(16,000)	$(469,000)

Net income (loss) allocated to members	$19,000	$(275,000)	$(16,000)	$(469,000)

Net income (loss) allocated to members per weighted average membership unit	$0.01	$(0.14)	$(0.01)	$(0.23)

Weighted average membership units	2,024,424	2,024,424	2,024,424	2,024,424

The accompanying notes are an integral part of these consolidated statements.

VESTIN FUND III, LLC

STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011

Net income (loss)	$19,000	$(275,000)	$(16,000)	$(469,000)

Unrealized holding loss on available-for-sale securities – related party	--	(19,000)	--	(26,000)

Comprehensive income (loss)	$19,000	$(294,000)	$(16,000)	$(495,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN FUND III, LLC

STATEMENT OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2011	2,024,424	$2,274,000

Comprehensive loss:

Net loss		(16,000)

Total comprehensive loss		(16,000)

Liquidating distributions		(350,000)

Members' equity at September 30, 2012 (unaudited)	2,024,424	$1,908,000

The accompanying notes are an integral part of these consolidated statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)
	For the Nine Months Ended
	09/30/12	09/30/11
Cash flows from operating activities:
Net loss	$(16,000)	$(469,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan loss	46,000	215,000
Gain on sale of marketable securities – related party	(29,000)	--
Gain related to sale of real estate held for sale	(3,000)	--
Recovery of allowance for doubtful notes receivable	(20,000)	--
Gain related to recovery of allowance for loan loss	(17,000)	--
Gain related to recovery from settlement with loan guarantor	(156,000)	--
Gain on sale of building	(50,000)	--
Income from equity method investee held for sale	(30,000)	--
Write-downs on real estate held for sale	66,000	50,000
Change in operating assets and liabilities:
Interest receivable	--	236,000
Accounts payable and accrued liabilities	(17,000)	(41,000)
Due to/from related parties	128,000	49,000
Deferred income	(50,000)	--
Other assets	--	4,000
Net cash provided by (used in) operating activities	(148,000)	44,000

Cash flows from investing activities:
Proceeds from loan payoff	194,000	--
Investment in real estate held for sale	(20,000)	--
Proceeds from sale of marketable securities – related party	161,000	--
Proceeds from settlement from loan guarantor	156,000	--
Proceeds from non refundable extension fees on real estate held for sale	1,000	--
Proceeds related to sale of building	50,000	--
Proceeds from notes receivable	37,000	--
Proceeds related to real estate held for sale	183,000	--
Net cash provided by investing activities	762,000	--

Cash flows from financing activities:
Liquidating distributions	(350,000)	(298,000)
Net cash used in financing activities	(350,000)	(298,000)
NET CHANGE IN CASH	264,000	(254,000)

Cash, beginning of period	101,000	445,000

Cash, end of period	$365,000	$191,000
Supplemental disclosures of cash flows information:
Interest paid	$--	$3,000

Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$103,000	$--
Reclassify loan and related allowance to note receivable	$622,000	$--
Real estate held for sale acquired through foreclosure, net of prior allowance	$167,000	$--
Investment in equity method investee – held for sale acquired through foreclosure, net of prior allowance	$1,049,000	$--
Unrealized gain on marketable securities - related party	$--	$(26,000)

The accompanying notes are an integral part of these consolidated statements.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of September 30, 2012, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis or as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On January 26, 2010, April 9, 2010, September 17, 2010, May 25, 2011 and June 15, 2012, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, and $0.4 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note I – Members’ Equity.

We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  Since February 14, 2011, the business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Advant Mortgage, LLC (“MVP Mortgage”), a licensed Nevada mortgage broker, which is wholly owned by Michael V. Shustek.

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.  Because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of September 30, 2012, the financial statements are presented assuming the Fund will continue as a going concern.

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

Deferred Revenue Recognition

Deferred revenue supports the amount of sales proceeds withheld on a sale of our building during November 2006, with which we were required to establish an irrevocable stand by letter of credit which was to expire August 31, 2014.  See Note N – Legal Matters Involving The Company and Note H – Related Party Transactions.

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

Segments

We operate as one business segment.

Reclassifications

Certain amounts in the September 30, 2011 financial statements have been reclassified to conform to the September 30, 2012 presentation.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of September 30, 2012 and December 31, 2011, we had no amounts in excess of the federally insured limits.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of September 30, 2012, we had no investments in real estate loans.  As of December 31, 2011, all of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

In addition, we have previously invested in real estate loans that required borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time.  At December 31, 2011, we had no investments in real estate loans that had interest reserves.

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

Non-Performing Loans

As of September 30, 2012, we had no non-performing loans.  As of December 31, 2011, we had three loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans were carried on our books at a value of approximately $1.2 million, net of allowance for loan losses of approximately $0.7 million, which did not include the allowances of approximately $0.5 million relating to performing loans as of December 31, 2011.

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

*Please refer to Specific Reserve Allowances below.

Specific Reserve Allowances

As of September 30, 2012, we had no investments in real estate loans or specific reserve allowances.  The following table is a roll-forward of the allowance for loan losses for the nine months ended September 30, 2012 and 2011 by loan type.

Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO or Notes Receivables	Balance at 09/30/2012

Commercial	$1,055,000	$46,000	$--	$(200,000)	$(901,000)	$--
Construction	181,000	--	--	(181,000)	--	--
Total	$1,236,000	$46,000	$--	$(381,000)	$(901,000)	$--

Loan Type	Balance at 12/31/2010	Specific Reserve Allocation *	Sales	Loan Pay Downs	Transfers to REO	Balance at 09/30/2011

Commercial	$840,000	$--	$--	$--	$--	$840,000
Construction	177,000	--	--	--	--	177,000
Total	$1,017,000	$--	$--	$--	$--	$1,017,000

Troubled Debt Restructuring

As of September 30, 2012, we had no loans which met the definition of a Troubled Debt Restructuring or TDR. As of December 31, 2011, we had three loans totaling approximately $1.0 million that met the definition of a TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there has been one loan that became a TDR loan and it remained performing.  The following is a breakdown of our TDR loans that were considered performing and non-performing loans as of December 31, 2011:

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

NOTE F — REAL ESTATE HELD FOR SALE

At September 30, 2012, we held four properties with a total carrying value of approximately $0.5 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the nine months ended September30, 2012 and 2011 related to our REO totaled approximately $45,000 and $50,000, respectively.  Our REO is accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

During April 2012, we, VRM I and VRM II sold a property to an unrelated third party for approximately $0.5 million, of which our portion was approximately $0.2 million.  This transaction resulted in a net gain for us of approximately $3,000.  A consultation fee of approximately $17,000 was paid to our manager.

On February 7, 2012, we, VRM I and VRM II entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss of approximately $9.9 million, of which our portion was approximately $0.1 million.  Pursuant to the Deed in Lieu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is the subject of litigation relating to the validity, priority, nature, and extent of liens claimed by other parties that may secure claims ranging from approximately $41 million to $48 million. We dispute both the validity of certain claimed liens and the amount of the claimed secured debt in part and as of this time intend to pursue our objections and disputes as to such matters.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by a mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the property.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on the balance sheet until August 23, 2012 when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court which was funded by us, VRM I and VRM II, and gave 1701 Commerce until November 24, 2012, which has now been extended indefinitely to obtain confirmation of a reorganization plan.  We hold an interest of approximately 2%, VRM I holds an interest of approximately 8% and VRM II holds an interest of approximately 90% in 1701 Commerce.

On September 24, 2012, 1701 Commerce entered into an asset purchase agreement to sell its assets in consideration of $55 million. Pursuant to the agreement, an earnest money deposit of $250,000 is currently maintained by a title company. Following the Bankruptcy Court’s approval of the sale of the assets to the buyer, the buyer has a 60 day due diligence period to review and approve the assets to be acquired. Upon the satisfaction of all conditions included in the agreement, subject to payment of certain approved claims and court approval, the balance of the purchase price will be paid in cash to 1701 Commerce. As of the date of this report, management estimates the net realizable value to approximate the net assets held for sale.

In August, 2011, VREO XVIII, LLC, an entity owned by us, VRM I and VRM II entered into a purchase and sale agreement to sell one of the REO assets.  The terms of the sale provided for an all cash transaction in the amount of $2 million, with a closing to occur within 60 days.  The date of closing was extended several times, but ultimately, the transaction cancelled, as the purchaser was unable to obtain financing.  In 2012, non-refundable extension fees in the amount of $30,000 were collected, of which our portion was approximately $1,000.

As of September 30, 21012, three of our four REO properties consisted of raw land which did not have operations.  The following is a summary of the results of total operations, including our 2% interest in these operations, related to the one REO with operations for the period from September 1, 2012 (foreclosure) through September 30, 2012:

Revenue	$1,099,000
Expenses	(1,004,000)

Net Income	$95,000

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2012	$596,000
Real estate held for sale acquired through foreclosure	168,000
Additional investment in REO	20,000
Proceeds on nonrefundable extension fee	(1,000)
Write down	(68,000)
Sale	(180,000)
Ending balance, September 30, 2012	$535,000

NOTE G – INVESTMENTS IN EQUITY METHOD INVESTEE HELD FOR SALE

During May 2012, we, VRM I and VRM II foreclosed on a loan with a balance of approximately $6.0 million, of which our portion was approximately $1.1 million. The property includes 23 cottage units in a retirement community located in Eugene, Oregon. The property includes operations, which will be reported as an investment under the equity method from the date of this foreclosure. The property will be an investment in equity method investee held for sale.

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

The following is a summary of the results of operations related to the assets held for sale for the three months ended September 30, 2012 and the period from May 1, 2012 (foreclosure) through September 30, 2012:

	For The Three Months Ended September 30, 2012	For The Period from May 1, 2012 (foreclosure) through September 30, 2012

Revenue	$124,000	$266,000
Expenses	(85,000)	(148,000)

Net Income	$39,000	$118,000

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the nine months ended September 30, 2012 and 2011.

As of September 30, 2012 and 2011, our manager owned 54,863 of our units.  During the nine months ended September, 2012, we made liquidating distributions to our manager of approximately $9,000, in accordance with the Plan.  This distribution was returned to the company as partial repayment of the letter of credit described below.  During the nine months ended September 30, 2011, we made liquidating distributions to our manager of approximately $8,000, in accordance with the Plan.

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2011, the court granted a summary judgment to the Purchaser.  Vestin Group and Mike Shustek have provided us with a written agreement to fully indemnify and hold us harmless for any such withdrawals, including the full amount of the $985,000 drawn to date under the letter of credit.  Vestin Group’s obligation is to make us whole no later than August 2014.  However, Mr. Shustek has assigned all future liquidating distributions for the 292,681 units he holds directly and indirectly to the company to commence paying such obligation.  In June 2012, we made distributions of approximately $50,000 directly and indirectly to Mr. Shustek, which we have recorded as revenue and decreased the receivable discussed below.  For a discussion of litigation between us, Vestin Group and the building owner, see Note M - Legal Matters Involving The Manager.

As of December 31, 2011, we had receivables from our manager totaling approximately $1.0 million, primarily related to the withdrawal of the letter of credit referred to above.  As of September 30, 2012, the outstanding balance is approximately $0.9 million.

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

As of September 30, 2012, we owed VRM II $61,000.  As of December 31, 2011, we had receivables from VRM II of approximately $13,000.

As of September 30, 2012, we owed VRM I $4,000.  As of December 31, 2011, there were no payables to VRM I.

As of September 30, 2012 and 2011, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.72% of our total membership units.  During the three months ended June 30, 2012, we made liquidating distributions to inVestin of approximately $6,000.  This distribution was returned to the company as partial repayment of letter of credit mentioned above.  No distributions were made during the three months ended September 30, 2012 or 2011.

As of September 30, 2012 and 2011, Shustek Investments, Inc., a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.88% of our total membership units.  During the three months ended June 30, 2012, we made liquidating distributions to Shustek Investments of approximately $35,000.  This distribution was returned to the company as partial repayment of letter of credit mentioned above.  No distributions were made during the three months ended September 30, 2012 or 2011.

As of September 30, 2012 and 2011, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  During the three months ended June 30, 2012, we made liquidating distributions to Mr. Shustek’s spouse of approximately $400.  No distributions were made during the three months ended September 30, 2012 or 2011.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended September 30, 2012.  Based on this review, the value of members’ capital accounts was adjusted from $0.93 per unit to $0.94 per unit, as of October 1, 2012.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

Liquidating Distributions

On January 26, 2010, April 9, 2010, September 17, 2010, May 25, 2011 and June 15, 2012, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million and $0.4 million, respectively, in accordance with the Plan.  The amounts distributed to each member of the Fund were calculated based upon the percentage ownership interest of such member in the Fund.

Redemption Limitation

In accordance with the Plan, our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

NOTE J — NOTES RECEIVABLE

During January 2012 we, VRM I and VRM II rewrote one of our existing loans.  The interest rate of this loan was changed from 3% paying monthly with 5% accruing to 7% paid monthly.  The amount of the loan allowance of approximately $0.2 million and the interest currently accrued on the existing loan, which was fully allowed for, of approximately $58,000 was moved to notes receivable.  In April 2012, we received a payment on the new loan which was less than the amount owed.  The difference of $46,000 was recorded as a loan allowance as of September 30, 2012 and was reclassified to notes receivable during April 2012.

During February 2012, we, VRM I and VRM II received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust and a partial payment of an investment in real estate loan secured by a second deed of trust on the same real estate.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $0.4 million was moved to notes receivable and remains fully allowed for.  During March 2012, a payment of approximately $14,000 was received and recognized as gain related to pay off of notes receivable, including recovery of allowance for notes receivable.  Additionally, we receive monthly payments of approximately $1,000.  As of September 30, 2012, the balance is approximately $0.3 million.

NOTE K — FAIR VALUE

During the nine months ended September 30, 2012, financial assets and liabilities, utilizing Level 1 inputs included investment in marketable securities - related party.  We had no assets or liabilities utilizing Level 2 inputs, and assets and liabilities utilizing Level 3 inputs included investments in real estate loans.  As of September 30, 2012, we have no assets or liabilities utilizing Level 2 or Level 3.

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

The following tables present the valuation of our financial assets as of December 31, 2011, measured at fair value on a recurring basis by input levels.  There were no assets as of September 30, 2012.

	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at 12/31/2011	Carrying Value on Balance Sheet at 12/31/2011
Assets
Investment in marketable securities - related party	$145,000	$--	$--	$145,000	$145,000
Investment in real estate loans	$--	$--	$1,440,000	$1,440,000	$1,439,000

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to September 30, 2012.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of September 30, 2012 and December 31, 2011.

Investment in real estate loans

Balance on January 1, 2012	$1,440,000
Change in temporary valuation adjustment included in net loss
Purchase and additions of assets
Transfer of allowance on real estate loans converted to unsecured notes receivable	577,000
Reduction of allowance on real estate loan following settlement of loan	200,000
Transfer of allowance on real estate loan to investment in equity method investee held for sale	471,000
Transfer of allowance on real estate loan to other real estate held	33,000
New loan investment resulting from rewriting existing loan	224,000
Sales, pay downs and reduction of assets
Settlement of real estate loan	(200,000)
Conversion of real estate loans to unsecured notes receivable	(979,000)
Transfer of real estate loan to other real estate owned	(200,000)
Transfer of real estate loans to investment in equity method investee held for sale	(1,520,000)
Increase in allowance for loan losses	(46,000)

Balance on September 30, 2012, net of temporary valuation adjustment	$--

Investment in real estate loans

Balance on January 1, 2011	$1,658,000
Temporary change in estimated fair value based on future cash flows	2,000

Balance on September 30, 2011, net of temporary valuation adjustment	$1,660,000

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

On January 1, 2012, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards.  These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements.  The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only.  Other than the additional disclosure requirements, the adoption of these changes had no impact on the Financial Statements.

On January 1, 2012, the Company adopted changes issued by the FASB to the presentation of comprehensive income.  These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Financial Statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The adoption of these changes had no impact on the Financial Statements.

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

On February 7, 2012, we, VRM I and VRM II entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a principal balance, net of allowance for loan loss of approximately $9.9 million, of which our portion was approximately $0.1 million.  Pursuant to the Deed in Leiu Agreement, our subsidiary 1701 Commerce, LLC (“1701 Commerce”) received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is the subject of litigation relating to the validity, priority, nature, and extent of liens claimed by other parties that may secure claims ranging from approximately $41 million to $48 million. We dispute both the validity of certain claimed liens and the amount of the claimed secured debt in part and as of this time intend to pursue our objections and disputes as to such matters.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by a mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the property.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on the balance sheet until August 23, 2012 when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court which was funded by us, VRM I and VRM II, and gave 1701 Commerce until November 24, 2012, which has now been extended indefinitely to obtain confirmation of a reorganization plan.  We hold an interest of approximately 2%, VRM I holds an interest of approximately 8% and VRM II holds an interest of approximately 90% in 1701 Commerce.

On September 24, 2012, 1701 Commerce entered into an asset purchase agreement to sell its assets in consideration of $55 million. Pursuant to the agreement, an earnest money deposit of $250,000 is currently maintained by a title company. Following the Bankruptcy Court’s approval of the sale of the assets to the buyer, the buyer has a 60 day due diligence period to review and approve the assets to be acquired. Upon the satisfaction of all conditions included in the agreement, subject to payment of certain approved claims and court approval, the balance of the purchase price will be paid in cash to 1701 Commerce. As of the date of this report, management estimates the net realizable value to approximate the net assets held for sale.

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

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2012 and 2011.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report filed on Form 10-K, Part II, Item 7 for the year ended December 31, 2011.

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

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results should not be viewed as indicative of future results as we implement the Plan.  We currently anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of September 30, 2012, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis or as funds become available, subject to reasonable reserve established to provide for payment of the Company’s ongoing expenses and contrast liabilities.  Our manager has established a reserve to cover our on-going expenses and future obligations.  As of September 30, 2012, our cash was approximately $0.4 million.

On January 26, 2010, April 9, 2010, September 17, 2010, May 25, 2011 and June 15, 2012, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million and $0.4 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note I –  Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended September 30, 2012, to the three months ended September 30, 2011.

Total Revenue:	2012	2011	$ Change	%Change
Interest income from investment in real estate loans	$--	$6,000	$(6,000)	(100%)
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	4,000	--	4,000	100%
Other income	--	2,000	(2,000)	(100%)
Total	$4,000	$8,000	$(4,000)	50%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of September 30, 2012, we have no investments in real estate loans in our portfolio.  Payments on fully reserved notes receivable resulted in an increase in recovery of allowance for doubtful notes receivable.

For additional information see Note D – Investments in Real Estate Loans and Note J – Notes Receivable of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Operating Expenses:	2012	2011	$ Change	%Change
Interest expense	$--	$1,000	$(1,000)	(100%)
Provision for loan loss	--	215,000	(215,000)	(100%)
Professional fees	34,000	34,000	--	--
Other	10,000	9,000	1,000	11%
Total	$44,000	$259,000	$215,000	(83%)

Operating expenses decreased as a result of a decrease in provision for loan loss in the three months ended September 30, 2012 compared to the same period in 2011.  Interest expense decreased in 2012 due to a note payable obtained in late 2010 which had been paid off by its maturity date of December 2011.

Total Non-operating Income:	2012	2011	$ Change	%Change
Recovery from settlement with loan guarantor	$42,000	$--	$42,000	100%
Gain on sale of marketable security – related party	2,000	--	2,000	100%
Total	$44,000	$--	$44,000	100%

During January 2011, we, VRM I and VRM II were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $42,000 during the three months ended September 30, 2012.

Total Discontinued Operations	2012	2011	$Change	%Change
Write-down of real estate held for sale	$--	$(12,000)	$12,000	100%
Income from equity method investee held for sale	20,000	--	20,000	100%
Expenses related to real estate held for sale	(5,000)	(12,000)	(7,000)	(58%)
Total	$(15,000)	$(24,000)	$(39,000)	87%

Discontinued operations decreased during the three months ended September 30, 2012 primarily due to a decrease in write-downs and expenses related to real estate held for sale.  During the three months ended September 30, 2012, we received income from equity investee held for sale and did not have similar income in 2011.

For additional information see Note F – Real Estate Held for Sale of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the nine months ended September 30, 2012, to the nine months ended September 30, 2011.

Total Revenue:	2012	2011	$ Change	%Change
Interest income from investment in real estate loans	$6,000	$17,000	$(11,000)	(65%)
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	17,000	--	17,000	100%
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	20,000	--	20,000	100%
Other income	--	2,000	(2,000)	(100%)
Total	$43,000	$19,000	$24,000	126%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of September 30, 2012, we have no investments in real estate loans in our portfolio.  Payments on fully reserved notes receivable resulted in an increase in recovery of allowance for doubtful notes receivable.  During May 2012, we, VRM I and VRM II sold our portions of a fully reserved loan of $14.0 million, of which our portion was $0.2 million to a third party.  We received a payment of approximately $17,000.

For additional information see Note D – Investments in Real Estate Loans and Note J – Notes Receivable of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Operating Expenses:	2012	2011	$ Change	%Change
Provision for loan loss	$46,000	$215,000	$(169,000)	(79%)
Interest expense	--	3,000	(3,000)	(100%)
Professional fees	139,000	143,000	(4,000)	(3%)
Other	31,000	27,000	4,000	15%
Total	$216,000	$388,000	$(172,000)	(44%)

Operating expenses decreased as a result of a decrease in provision for loan loss.  Interest expense decreased in 2012 due to a note payable obtained in late 2010 which had been paid off by its maturity date of December 2011.

See “Specific Loan Allowance” in Note D – Investments in Real Estate Loans and Note N – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Non-operating income:	2012	2011	$ Change	%Change
Recovery from settlement with loan guarantor	$156,000	$--	$156,000	100%
Gain on sale of marketable securities – related party	29,000	--	29,000	100%
Total	$185,000	$--	$185,000	100%

During January 2011, we, VRM I and VRM II were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of $0.1 million during April 2012 and $42,000 in July 2012.  The increase in gain on sale of marketable securities is primarily due to a sale for our 114,117 shares of VRM II’s common stock to our Chairman and Chief Executive Officer, Michael Shustek on June 11, 2012.

Total Discontinued Operations:	2012	2011	$ Change	% Change
Write-down of real estate held for sale	$(66,000)	$(50,000)	$(16,000)	(32%)
Gain on sale of building	50,000	--	50,000	100%
Income from equity method investee held for sale	30,000	--	30,000	100%
Net gain on sale of real estate held for sale	3,000	--	3,000	100%
Expenses related to real estate held for sale	(45,000)	(50,000)	5,000	10%
Total	$(28,000)	$(100,000)	$72,000	71%

During the nine months ended September 30, 2012, we received income from equity investee held for sale and did not have similar income in 2011.  During the nine months ended September 30, 2012, we recorded net gains of $3,000 on sale of real estate held for sale.  There were no similar gains recorded during the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, we recorded gain on sale of building of approximately $50,000, which was partial recognition of deferred income in connection with the sale of an office building located in Las Vegas, Nevada, deferred pending recovery of our letter of credit from Vestin Group and Mike Shustek.  In September 2012, we made distributions of approximately $50,000 to Mr. Shustek, which were assigned back to us as partial repayment of the letter of credit.  As a result, we recorded this recovery as revenue.  No such transaction occurred during the nine months ended September 30, 2011.

For additional information see Note H – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended September 30, 2012.  Based on this review the value of members’ capital accounts was adjusted from $0.93 per unit to $0.94 per unit, as of October 1, 2012.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

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

During the nine months ended September 30, 2012, net cash flows used in operating activities totaled approximately $0.1 million, mostly resulting from unsecured claims of approximately $0.2 million we were awarded from a bankruptcy settlement with a guarantor of certain loans.  Cash flows provided by investing activities for the nine months ended September 30, 2012 totaled approximately $0.8 million and were from proceeds from loan payoffs, sale of marketable securities – related party, real estate held for sale and unsecured claims awarded from settlement with guarantor.  Net cash flows used by financing activities, used for member distributions, and totaled approximately $0.4 million during the nine months ended September 30, 2012.

At September 30, 2012 we had approximately $0.4 million in unrestricted cash and approximately $2.8 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of September 30, 2012, we had no investments in real estate loans.  As of December 31, 2011, we had investments in five real estate loans, with a balance of approximately $2.7 million.  In accordance with the Plan, we will no longer invest in new loans.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2012, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2012, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Holders

As of November 14, 2012, approximately 509 unit holders held 2,024,424 units in the Company.

Liquidation Distribution Policy

On January 26, 2010, April 9, 2010, September 17, 2010, May 25, 2011 and June 15, 2012, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million and $0.4 million, respectively, in accordance with the Plan.  The amount distributed to each Member of the Fund was calculated based upon the percentage ownership interest of such Member in the Fund.  See Note I – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

We anticipate that the liquidation of our real estate loans and the sale of foreclosed properties may take several more years, with the Dissolution process being substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of September 30, 2012, the financial statements are presented assuming the Fund will continue as a going concern.

There are a number of factors that could delay our anticipated timetable, including the following:

•
Delays in the sale of real estate held by us through foreclosures, which may take several more years to complete due to the time required to resolve pending litigation and bankruptcy matters involving foreclosed properties and to identify suitable buyers and consummate the sale of such properties;

•	Delays in distributions resulting from defaults in the payment of interest or principal when due on our real estate loans;

•	Lawsuits or other claims asserted by or against us;

•	Unanticipated legal, regulatory or administrative requirements; and

•	Delays in settling our remaining obligations.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Plan of Complete Liquidation and Dissolution
3.1(2)	Articles of Organization
3.2(3)	Certificate of Amendment to Articles of Organization
3.3(4)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)
4.4(5)	Distribution Reinvestment Plan
10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Group, Inc.
10.10(7)	Indemnification agreement dated March 25, 2009 by and between Vestin Group, Inc. and Vestin Fund III, LLC
10.11 (8)	Agreement between Strategix Solutions, LLC and Vestin Fund III, LLC for accounting services.
10.12 (9)	Plan of Complete Liquidation and Dissolution
10.13 (10)	Deed in Lieu
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Eric Bullinger
32	Certification Pursuant to 18 U.S.C. Sec. 1350
101	The following material from the Company's quarterly report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 (unautdited) and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited), (iii) Cosolidated Statements of Other Comprehensive Inocme for the three and nine months ended September 30, 2012 and 2011 (unaudited), (iv) Consolidated Statement of Equity for the nine months ended September 30, 2012 (unaudited), (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited), and (vi) Notes to the Consolidated Financial Statements (unaudited).

(1)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on May 11, 2009 (File No. 000-51301)
(2)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003 (File No. 333-105017)
(3)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004 (File No. 333-105017)
(4)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on January 29, 2007 (File No. 000-51301)
(5)	Incorporated herein by reference to Exhibit 4.4 of our Post-Effective Amendment No. 5 to Form S-11 Registration Statement filed on April 28, 2006 (File No. 333-105017)
(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005 (File No. 333-105017)
(7)	Incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 27, 2009 (File No. 000-51301)
(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 14, 2009 (File No. 000-51301)
(9)	Incorporated herein by reference to the Proxy Statement dated May 11, 2009 (File No. 000-51301)
(10)	Incorporated herein by reference to the Annual Report on Form 10-K filed on May 16, 2012 (File No. 000-51301)

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

Date:  November 14, 2012

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

Date: November 14, 2012

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

Date: November 14, 2012

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

(1)
The Registrant’s Report on Form 10-Q for the nine months ended September 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  November 14, 2012

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director*
of Vestin Mortgage, LLC., sole Manager of the Registrant

Date:  November 14, 2012

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