Form 10-K
period 2012-12-31
VESTIN FUND III LLC
filed 2013-03-29
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [   ] No [ X  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of March 28, 2013, the Company had 2,024,424 units outstanding.

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 3, 2012, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis or as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011 and June 15, 2012, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, and $0.4 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note I – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K..

We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.

Vestin Group, Inc. (“Vestin Group”), a Delaware corporation, owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  Our manager, prior to June 30, 2006, also operated as a licensed Nevada mortgage broker and was generally engaged in the business of brokerage, placement and servicing of commercial loans secured by real property.  Since February 14, 2011, the business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Advant Mortgage, LLC (“MVP Mortgage”), a licensed Nevada mortgage broker, which is indirectly wholly owned by Michael V. Shustek.

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.  Because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2012, the financial statements are presented assuming the Fund will continue as a going concern.

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC, (“Fund I”) and Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC, (“Fund II).  These entities have been formed to invest in real estate loans.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and VRM II.  The CFO of our manager and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  On January 14, 2013, Eric Bullinger resigned his position as Chief Financial Officer as Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc and the equivalent of Chief Financial Officer of Vestin Fund III, LLC (hereafter referred to collectively as the “Vestin Entities”).  On January 14, 2013, the Board of Directors appointed Tracee Gress as the Chief Financial Officer of the Vestin Entities.  As of December 31, 2012, Strategix Solutions dedicates to us a total of three employees.

Business Objectives

As a result of our members’ decision to liquidate the Company, we will not make any new loans and are in the process of winding up our affairs by pursuing remedies with respect to defaulted loans and preparing for sale/selling of our real estate held for sale.  As of December 31, 2012, we no longer have investments in real estate loans.  Below is a brief description of our prior business activities.

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

Employees

We have no employees.  Our manager has provided, and will continue to provide, most of the employees necessary for our operations, except as described below regarding Strategix Solutions, LLC.  As of December 31, 2012, the Vestin entities had a total of 16 full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees, and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and VRM II.  The CFO of our manager and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  On January 14, 2013, Eric Bullinger resigned his position as Chief Financial Officer as Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc and the equivalent of Chief Financial Officer of Vestin Fund III, LLC (hereafter referred to collectively as the “Vestin Entities”).  On January 14, 2013, the Board of Directors appointed Tracee Gress as the Chief Financial Officer of the Vestin Entities.  As of December 31, 2012, Strategix Solutions dedicates to us a total of three employees.

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for the trading of units.

Holders

As of March 28, 2013, approximately 509 unit holders held 2,024,424 units in the Company.

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

We anticipate that the liquidation of our real estate loans and the sale of foreclosed properties may take several more years, with the Dissolution process being substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2012, the financial statements are presented assuming the Fund will continue as a going concern.

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

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2012, and 2011.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Annual Report on Form 10-K.  In light of the decision in July 2009 to liquidate the Company, our historical operating results should not be viewed as indicative of future operating results.

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

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results should not be viewed as indicative of future results as we implement the Plan.  We currently anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2012, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis or as funds become available, subject to reasonable reserve established to provide for payment of the Company’s ongoing expenses and contrast liabilities.  Our manager has established a reserve to cover our on-going expenses and future obligations.  As of December 31, 2012, our cash was approximately $0.4 million.

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

Non-performing assets, net of allowance for loan losses, totaled approximately $1.4 million or 54% of our total assets as of December 31, 2012, as compared to approximately $1.8 million or 55% of our total assets as of December 31, 2011.  At December 31, 2012, non-performing assets consisted of approximately $0.4 million of real estate held for sale and approximately $1.1 million of investment in equity method investee held for sale.  See Note F – Real Estate Held for Sale and Note D – Investments In Real Estate Loans of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

We believe that the significant level of our non-performing assets is a direct result of the deterioration of the economy and credit markets.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  These conditions persisted during 2012 in our primary markets where the recovery of real estate values has lagged other geographical areas.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which, until the approval of the Plan, entailed more lenient underwriting standards and expedited loan approval procedures.  Moreover, real estate values in the principal markets in which we operate declined dramatically, which in many cases eroded the current value of the security underlying our loans.

SUMMARY OF FINANCIAL RESULTS

The Year Ended December 31, 2012

Total Revenue:	2012	2011	$ Change	% Change
Interest income from investment in real estate loans	$6,000	$23,000	$(17,000)	(74%)
Recovery of allowance for doubtful notes receivable	22,000	--	22,000	100%
Recovery of allowance for loan loss	17,000	--	17,000	100%
Other Income	--	2,000	(2,000)	(100%)
Total	$45,000	$25,000	$20,000	80%

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  As of December 31, 2012, we have no investments in real estate loans in our portfolio.  Accordingly, our future revenues will be derived primarily from the disposition of our remaining assets and income from properties held for sale.  Payments on fully reserved notes receivable resulted in an increase in recovery of allowance for doubtful notes receivable.  During May 2012, we, VRM I and VRM II sold our portions of a fully reserved loan of $14.0 million, of which our portion was $0.2 million to a third party.  We received a payment of approximately $17,000.

For additional information see Note D – Investments in Real Estate Loans and of the Notes to the Consolidated Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Total Operating Expenses:	2012	2011	$ Change	% Change
Provision for loan loss	$46,000	$219,000	$(173,000)	(79%)
Interest expense	--	4,000	(4,000)	(100%)
Professional fees	170,000	171,000	(1,000)	(1%)
Consulting	24,000	21,000	3,000	14%
Other	18,000	14,000	4,000	29%
Total	$258,000	$429,000	$(171,000)	(40%)

Operating expenses decreased as a result of a decrease in provision for loan loss.  Interest expense decreased in 2012 due to a note payable obtained in late 2010 which had been paid off by its maturity date of December 2011.

Total Non-operating income:	2012	2011	$ Change	%Change
Recovery from settlement with loan guarantor	$157,000	$--	$157,000	100%
Impairment of marketable securities – related party	--	(35,000)	35,000	100%
Gain on sale of marketable securities – related party	29,000	--	29,000	100%
Total	$186,000	$(35,000)	$221,000	631%

During January 2011, we, VRM I and VRM II were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of $115,000 during April 2012 and $42,000 in July 2012.  During 2011 we recognized an other than temporary impairment of our marketable securities – related party of approximately $35, 000. There was no impairment was necessary in 2012.  The increase in gain on sale of marketable securities – related party is primarily due to a sale for our 114,117 shares of VRM II’s common stock to our Chairman and Chief Executive Officer, Michael Shustek on June 11, 2012.

See Note E — Investment In Marketable Securities – Related Party of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Total Discontinued Operations:	2012	2011	$ Change	% Change
Write-down of real estate held for sale	$(302,000)	$(219,000)	$(83,000)	(38%)
Gain on sale of building	50,000	--	50,000	100%
Income from equity method investee held for sale	54,000	--	54,000	100%
Net gain on sale of real estate held for sale	3,000	26,000	(23,000)	(88%)
Expenses related to real estate held for sale	(60,000)	(43,000)	(17,000)	(40%)
Total	$(255,000)	$(236,000)	$19,000	8%

The variance in write-down of real estate held for sale was primarily due to the anticipated full depletion of net assets held for sale based on recent offers. During the year ended December 31, 2012, we received income from equity investee held for sale and did not have similar income in 2011.  During the year ended December 31, 2012, we recorded gain on sale of building of approximately $50,000, which was partial recognition of deferred income in connection with the sale of an office building located in Las Vegas, Nevada, which income had been deferred pending recovery of our letter of credit from Vestin Group and Mike Shustek.  In September 2012, we made distributions of approximately $50,000 to Mr. Shustek, which were assigned back to us as partial repayment of the letter of credit.  As a result, we recorded this recovery as revenue.  No such transaction occurred during the year ended December 31, 2011.  During the year ended December 31, 2012 and 2011, we recorded net gains of $3,000 and $26,000, respectively, on sale of real estate held for sale.  Increase in expenses related to real estate held for sale during the year ended December 31, 2012 compared to December 31, 2011, were primarily related to professional fees associated with 1701 Commerce.

For additional information see Note F – Real Estate Held for Sale, Note G – Investment in Equity Method Investee Held for Sale and Note H – Related Party Transactions of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Distributions to Members:  The following is a schedule of distributions made to members for the year ended December 31, 2012 and 2011.

	For the Year Ended December 31,
	2012	2011

Distribution of net income available for distribution	$--	$--
Reduction to working capital due to net loss	(233,000)	(640,000)
Distribution in excess of net income available for distribution	583,000	938,000
Total distributions	$350,000	$298,000

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

The most directly comparable GAAP measure to net income available for distribution is cash flows from operating activities.  The following table reconciles net income available for distribution to cash flows from operating activities and presents the two other major categories of our statement of cash flows:

	For the Year Ended December 31,
	2012	2011
Reductions to working capital	(130,000)	(203,000)
Gain on sale of marketable securities – related party	(29,000)	--
Gain on sale of real estate held for sale	(3,000)	--
Gain on sale of building	(50,000)	--
Income from equity method investee held for sale	(54,000)	--
Change in operating assets and liabilities:
Interest receivable	--	236,000
Accounts payable	(4,000)	(48,000)
Deferred income	(50,000)	--
Due from related parties	97,000	--
Due to related parties	64,000	21,000
Other assets	--	2,000
Net cash provided by (used in) operating activities	$(159,000)	$8,000
Net cash provided by investing activities	$762,000	$6,000
Net cash used in financing activities	$(350,000)	$(346,000)

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended December 31, 2012.  Based on this review the value of members’ capital accounts was adjusted from $0.94 per unit to $0.84 per unit, as of January 1, 2013.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

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

During the year ended December 31, 2012, net cash flows used in operating activities totaled approximately $0.2 million, mostly resulting from unsecured claims of approximately $0.2 million we were awarded from a bankruptcy settlement with a guarantor of certain loans.  Cash flows provided by investing activities for the year ended December 31, 2012 totaled approximately $0.8 million and were from proceeds from loan payoffs, sale of marketable securities – related party, real estate held for sale and unsecured claims awarded from settlement with guarantor.  Net cash flows used by financing activities, used for member distributions, totaled approximately $0.4 million during the year ended December 31, 2012.

At December 31, 2012 we had approximately $0.4 million in unrestricted cash and approximately $2.6 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of December 31, 2012, we had no investments in real estate loans.  As of December 31, 2011, we had investments in five real estate loans, with a balance of approximately $2.7 million.  In accordance with the Plan, we will no longer invest in new loans.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2012, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements have been defined that would materially impact our financial statements.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
Vestin Fund III, LLC

We have audited the accompanying balance sheets of Vestin Fund III, LLC (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, other comprehensive loss, members’ equity and other comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund III, LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ JLK Rosenberger, LLP

Irvine, California
March 28, 2013

FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

ASSETS

	12/31/2012	12/31/2011

Assets
Cash and cash equivalents	$354,000	$101,000
Marketable securities - related party	--	145,000
Interest and other receivables, net of allowance for doubtful accounts of $0 at December 31, 2012 and $102,000 at December 31, 2011	--	1,000
Notes receivable, net of allowance of $871,000 at December 31, 2012 and $358,000 at December 31, 2011	--	--
Real estate held for sale	300,000	596,000
Investment in equity method investee held for sale	1,103,000	--
Investment in real estate loans, net of allowance for loan loss of $0 at December 31, 2012 and $1,236,000 at December 31, 2011	--	1,439,000
Due from related parties	928,000	992,000
Other assets	2,000	1,000

Total assets	$2,687,000	$3,275,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$13,000	$16,000
Due to related parties	97,000	--
Deferred income	935,000	985,000

Total liabilities	1,045,000	1,001,000

Commitments and contingencies

Members' equity
Members' units - 10,000,000 units, 2,024,424 units issued and outstanding at December 31, 2012, and 2011	1,642,000	2,274,000

Total members' equity	1,642,000	2,274,000

Total liabilities and members' equity	$2,687,000	$3,275,000

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS
	For the Year Ended

	12/31/2012	12/31/2011

Revenues
Interest income from investment in real estate loans	$6,000	$23,000
Gain related to payoff of real estate loan, including recovery of allowance for notes receivable	22,000	--
Gain related to pay off of notes receivable, including recovery of allowance for loan loss	17,000	--
Other income	--	2,000
Total revenues	45,000	25,000

Operating expenses
Interest expense	--	4,000
Provision for loan loss	46,000	219,000
Professional fees	170,000	171,000
Consulting	24,000	21,000
Other	18,000	14,000
Total operating expenses	258,000	429,000

Loss from operations	(213,000)	(404,000)

Non-operating income (loss)
Recovery from settlement with loan guarantor	157,000	--
Gain on sale of marketable securities – related party	29,000	--
Impairment of marketable securities - related party	--	(35,000)
Total non-operating income (loss), net	186,000	(35,000)

Discontinued Operations
Income related to real estate held for sale	--	--
Gain on sale of building	50,000	--
Income from equity method investee held for sale	54,000	--
Net gain on sale of real estate held for sale	3,000	26,000
Write-down of real estate held for sale	(302,000)	(219,000)
Expenses related to real estate held for sale	(60,000)	(43,000)
Total loss from discontinued operations	(255,000)	(236,000)

NET LOSS	$(282,000)	$(675,000)

Net loss allocated to members	$(282,000)	$(675,000)

Basic and diluted income (loss) per weighted average membership unit
Continuing operations	$(0.01)	$(0.22)
Discontinued operations	(0.13)	(0.11)
Total basic and diluted income (loss) per weighted average membership unit	$(0.14)	$(0.33)
Dividends declared per membership unit	$--	$--
Weighted average membership units	$2,024,424	$2,024,424

VESTIN FUND III, LLC

STATEMENTS OF OTHER COMPREHENSIVE LOSS

	For The Year Ended
	12/31/2012	12/31/2011

Net loss	$(282,000)	$(675,000)

Recognition of unrealized loss on marketable securities – related party	--	35,000
Unrealized holding loss on available-for-sale securities – related party	--	(32,000)

Comprehensive loss	$(282,000)	$(672,000)

VESTIN FUND III, LLC

STATEMENTS OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

	Units	Amount
Members' equity at December 31, 2010	2,024,424	$3,244,000

Comprehensive loss:

Net loss		(675,000)

Recognition of unrealized loss on marketable securities - related party		35,000

Unrealized loss on marketable securities - related party		(32,000)

Total comprehensive loss		(672,000)

Distributions		(298,000)

Members' equity at December 31, 2011	2,024,424	$2,274,000

Comprehensive loss:

Net loss		(282,000)

Total comprehensive loss		(282,000)

Distributions		(350,000)

Members' equity at December 31, 2012	2,024,424	$1,642,000

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

	12/31/12	12/31/11
Cash flows from operating activities:
Net loss	$(282,000)	$(675,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan loss	46,000	219,000
Gain related to sale of real estate held for sale	(3,000)	--
Gain on sale of marketable securities – related party	(29,000)	--
Gain related to recovery of allowance for doubtful notes receivable	(22,000)	--
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	(17,000)	--
Gain related to recovery from settlement with loan guarantor	(157,000)	--
Write-downs on real estate held for sale	302,000	219,000
Gain on sale of building	(50,000)	--
Income from equity method investee held for sale	(54,000)	--
Impairment of marketable securities - related party	--	35,000
Change in operating assets and liabilities:
Interest receivable	--	236,000
Accounts payable and accrued liabilities	(4,000)	(49,000)
Deferred income	(50,000)	--
Due from related parties	97,000	--
Due to related parties	64,000	21,000
Other assets	--	2,000
Net cash provided by (used in) operating activities	$(159,000)	$8,000

Cash flows from investing activities:
Proceeds from loan payoff	$194,000	$--
Investment in real estate held for sale	(20,000)	--
Proceeds from sale of marketable securities – related party	161,000	--
Proceeds from settlement from loan guarantor	157,000	--
Proceeds from nonrefundable extension fees on real estate held for sale	--	5,000
Proceeds related to sale of building	50,000	--
Proceeds from notes receivable	37,000	--
Proceeds related to real estate held for sale	183,000	--
Purchase of marketable securities - related party	--	(11,000)
Net cash provided by (used in) investing activities	$762,000	$(6,000)

Cash flows from financing activities:
Payments on notes payable	--	(48,000)
Members' distributions, net of reinvestments	(350,000)	(298,000)
Net cash used in financing activities	$(350,000)	$(346,000)

NET CHANGE IN CASH	253,000	(344,000)

Cash, beginning of period	101,000	445,000

Cash, end of period	$354,000	$101,000

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

	12/31/12	12/31/11
Supplemental disclosures of cash flows information:
Interest paid during the period	$--	$4,000

Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$103,000	$--
Reclassify loan and related allowance to note receivable	$622,000	$--
Real estate held for sale acquired through foreclosure, net of prior allowance	$167,000	$--
Investment in equity method investee – held for sale acquired through foreclosure, net of prior allowance	$1,049,000	$--
Recognition of unrealized loss on marketable securities – related party	$--	$35,000
Unrealized loss on marketable securities - related party	$--	$(32,000)

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2012, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis or as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

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

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.  Because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of December 31, 2012, the financial statements are presented assuming the Fund will continue as a going concern.

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC, (“Fund I”) and Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC, (“Fund II).  These entities have been formed to invest in real estate loans.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and VRM II.  The CFO of our manager and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  On January 14, 2013, Eric Bullinger resigned his position as Chief Financial Officer as Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc and the equivalent of Chief Financial Officer of Vestin Fund III, LLC (hereafter referred to collectively as the “Vestin Entities”).  On January 14, 2013, the Board of Directors appointed Tracee Gress as the Chief Financial Officer of the Vestin Entities.  As of December 31, 2012, Strategix Solutions dedicates to us a total of three employees.

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

Discontinued Operations

We have reclassified for all periods presented in the accompanying consolidated statements of operations, the amounts related to discontinued operations and real estate held for sale, in accordance with the applicable accounting criteria.  In addition, the assets and liabilities related to the discontinued operations are reported separately in the accompanying consolidated balance sheets as real estate held for sale, assets held for sale, and liabilities related to assets held for sale.

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

Net Loss Allocated to Members Per Weighted Average Membership Unit

Net loss allocated to members per weighted average membership unit is computed by dividing net loss calculated in accordance with GAAP by the weighted average number of membership units outstanding for the period.

Segments

We operate as one business segment.

Reclassifications

Certain amounts in the December 31, 2011 financial statements have been reclassified to conform to the December 31, 2012 presentation.

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

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, interest and other receivables, notes receivable, accounts payable and accrued liabilities and due to/from related parties.  The carrying value of these instruments approximates their fair values due to their short-term nature.  We describe Investment in real estate loans further in Note K – Fair Value.

Financial instruments with concentration of credit and market risk include cash, interest and other receivables, marketable securities - related party, notes receivable, accounts payable and accrued liabilities, due to/from related parties, and loans secured by deeds of trust.

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of December 31, 2012 and 2011, we had no amounts in excess of the federally insured limits.

As of December 31, 2012 we had no investments in real estate loans.  As of December 31, 2011, 56% and 28% of our loans were in Oregon and Nevada, respectively.  As a result of this geographical concentration of our real estate loans, the downturn in the local real estate markets in these states has had a material adverse effect on us.

NOTE D — INVESTMENTS IN REAL ESTATE LOANS

As of December 31, 2012, we had no investments in real estate loans.  As of December 31, 2011, all of our loans provided for interest only payments with a “balloon” payment of principal payable and any accrued interest payable in full at the end of the term.

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

The following is a schedule of priority of real estate loans as of December 31, 2011.

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

Balance Sheet Reconciliation

The following table reconciles the balance of the loan portfolio to the amount shown on the accompanying Balance Sheet at December 31, 2011.

December 31, 2011 Balance
Balance per loan portfolio	$2,675,000
Less:
Allowance for loan losses (a)	(1,236,000)
Balance per balance sheet	$1,439,000

(a)	Please refer to Specific Reserve Allowance below.

Non-Performing Loans

As of December 31, 2012, we had no non-performing loans.  As of December 31, 2011, we had three loans considered non-performing (i.e., based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when the payment of interest is 90 days past due).  These loans were carried on our books at a value of approximately $1.2 million, net of allowance for loan losses of approximately $0.7 million, which did not include the allowances of approximately $0.5 million relating to performing loans as of December 31, 2011.

Loan Type	Number Of Non-Performing Loans	Balance at December 31, 2012	Number Of Non-Performing Loans	Balance at December 31, 2011

Commercial	--	$--	$3	$1,920,000

•
Commercial – As of December 31, 2012 we had no loans on our portfolio.  During 2012 we received a payment in full on one non-performing loan and foreclosed on the other two.  As of December 31, 2011, three of our four commercial loans were considered non-performing.  The outstanding balance on the three non-performing loans was $31.8 million, of which our portion is approximately $1.9 million.  As of December 31, 2011, these loans have been non-performing for 0 and 43 months.

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

	As of December 31, 2011
	Balance	Allowance for loan losses *	Balance, net of allowance

Non-performing loans – related allowance	$1,920,000	$(705,000)	$1,215,000
Performing loans – related allowance	755,000	(531,000)	224,000

Total	$2,675,000	$(1,236,000)	$1,439,000

*           Please refer to Specific Reserve Allowances above.

Specific Reserve Allowances

The following table is a roll-forward of the allowance for loan losses for the years ended December 31, 2012 and 2011 by loan type.
Loan Type	Balance at 12/31/2011	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO or Notes Receivables	Balance at 12/31/2012

Commercial	$1,055,000	$46,000	$--	$(200,000)	$(901,000)	$--
Construction	181,000	--	--	(181,000)	--	--
Total	$1,236,000	$46,000	$--	$(381,000)	$(901,000)	$--

•	Commercial – During 2012, all of our commercial loans had a specific reserve allowance and as of December 31, 2012 were reclassified as notes receivable, paid in full or foreclosed upon.

•	Construction – During 2012 our one construction loan had a specific reserve allowance as of December 31, 2011 was reclassified as a notes receivable.

Loan Type	Balance at 12/31/10	Specific Reserve Allocation	Sales	Loan Pay Downs	Transfers to REO	Balance at 12/31/11

Commercial	$840,000	$215,000	$--	$--	$--	$1,055,000
Construction	177,000	4,000	--	--	--	181,000
Total	$1,017,000	$219,000	$--	$--	$--	$1,236,000

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

Troubled Debt Restructuring

As of December 31, 2012, we had no loans which met the definition of a Troubled Debt Restructuring or TDR. As of December 31, 2011, we had three loans totaling approximately $1.0 million that met the definition of a TDR.  When the Company modifies the terms of an existing loan that is considered TDR, it is considered performing as long as it is in compliance with the modified terms of the loan agreement.  If the modification calls for deferred interest, it is recorded as interest income as cash is collected.  Impairment on these loans is generally determined by the lesser of the value of the underlying collateral or the present value of expected future cash flows.  During the previous 12 months there has been one loan that became a TDR loan and it remained performing.  The following is a breakdown of our TDR loans that were considered performing and non-performing loans as of December 31, 2011:

As of December 31, 2011
	Total		Performing		Non-Performing
Loan Type	Number of Loans	Fund Balance	Number of Loans	Fund Balance	Number of Loans	Fund Balance

Commercial	2	$551,000	1	$351,000	1	$200,000
Construction	1	405,000	1	405,000	--	--
Total	3	$956,000	2	$756,000	1	$200,000

•
Commercial –As of December 31, 2011 we had four commercial loans, two of which, at each date, were modified pursuant to TDR.  As of December 31, 2011 two of these loans were secured by second deeds of trust and were considered performing prior to their restructuring, whereby they had their interest rates reduced.

•	Construction – As of December 31, 2011 we had one construction loan that was modified pursuant to TDR.

The reduction in TDR loans was a result of a first position lender foreclosed on a fully allowed for second position loan, reclassifying second position loans as fully allowed for notes receivable due to receiving payoffs on the first position loans releasing the collateral and accepting a deed-in-lieu on another property which is now reported as assets held for sale.

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

NOTE F — REAL ESTATE HELD FOR SALE

At December 31, 2012, we held four properties with a total carrying value of approximately $0.3 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the year ended December 31, 2012 and 2011 related to our REO totaled approximately $60,000 and $43,000, respectively.  Our REO is accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

During April 2012, we, VRM I and VRM II sold a property to an unrelated third party for approximately $0.5 million, of which our portion was approximately $0.2 million.  This transaction resulted in a net gain for us of approximately $3,000.  A consultation fee of approximately $17,000 was paid to our manager.

On February 7, 2012, we, VRM I and VRM II entered into a Deed in Lieu Agreement with a borrower resolving the foreclosure of our secured loan which had matured on December 31, 2011, with a principal balance of approximately $11.8 million, of which our portion was approximately $0.2 million.  Our subsidiary 1701 Commerce, LLC (“1701 Commerce”), pursuant to the Deed in Lieu Agreement received a deed to the property which had secured the loan.  The property, which is being operated as the Sheraton – Forth Worth, Texas, is the subject of litigation relating to the validity, priority, nature, and extent of liens claimed by other parties that may secure claims of approximately $46 million.  On March 26, 2012, 1701 Commerce filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Northern District of Texas, Ft. Worth Division, to reorganize its financial affairs and to avoid a pending foreclosure of the property that had been scheduled by a mortgage lien holder and to preserve and protect 1701 Commerce’s equity and the interests of the other creditors of the property.  Due to the uncertainty and disputes involving this property, we recorded this investment as Other Real Estate Owned on the balance sheet until August 23, 2012 when the Bankruptcy Court issued an order allowing the bankruptcy to proceed despite a motion to dismiss it and required 1701 Commerce to deposit $1 million as additional collateral with the court which was funded by us, VRM I and VRM II, and gave 1701 Commerce until November 24, 2012, which has now been extended indefinitely to obtain confirmation of a reorganization plan.  We hold an interest of approximately 2%, VRM I holds an interest of approximately 8% and VRM II holds an interest of approximately 90% in 1701 Commerce.

The asset purchase agreement previously entered into on September 24, 2012 was cancelled by the buyer.  On January 31, 2013, 1701 Commerce entered into a non exclusive asset purchase agreement to sell its assets in consideration of $49 million. Upon the satisfaction of all conditions included in the agreement, subject to payment of certain approved claims and court approval, the balance of the purchase price will be paid by cash to 1701 Commerce. Pursuant to this sale agreement, this asset will be reported as an asset held for sale.

If the property is not sold by March 4, 2013, the senior lender is set to foreclose on March 5, 2013 and the Company will lose its interest in the property.  Due to the uncertainties and timing, our Manager believes the net proceeds from this investment has been fully depleted therefore a loss of approximately $0.2 has been recognized which is included in loss from assets held for sale for the year ended December 31, 2012.

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

As of December 31, 2012, three of our four REO properties consisted of raw land which did not have operations.  The following is summary of the results of operations related to the one remaining REO for the period from September 1, 2012 (foreclosure) through September 30, 2012:

Revenue	$1,099,000
Expenses	(1,004,000)

Net Income	$95,000

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2012	$596,000
Real estate held for sale acquired through foreclosure	167,000
Additional investment in REO	20,000
Proceeds on nonrefundable extension fee	(1,000)
Write down	(302,000)
Sale	(180,000)
Ending balance, December 31, 2012	$300,000

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

The following is a summary of the results of operations related to the assets held for sale for the three months ended December 31, 2012 and the period from May 1, 2012 (foreclosure) through December 31, 2012:

	For The Three Months Ended December 31, 2012	For The Period from May 1, 2012 (foreclosure) through December 31, 2012

Revenue	$169,000	$435,000
Expenses	(72,000)	(220,000)

Net Income	$97,000	$215,000

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the years ended December 31, 2012 and 2011.

As of December 31, 2012 and 2011, our manager owned 54,863 of our units.  During the year ended December, 2012, we made liquidating distributions to our manager of approximately $9,000, in accordance with the Plan.  This distribution was returned to the company as partial repayment of the letter of credit mentioned below.  During the year ended December 31, 2011, we made liquidating distributions to our manager of approximately $8,000, in accordance with the Plan.

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

As of December 31, 2011, we had receivables from our manager totaling approximately $1.0 million, primarily related to the withdrawal of the letter of credit referred to above.  As of December 31, 2012, the outstanding balance is approximately $0.9 million.

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

As of December 31, 2012, we owed VRM I approximately $8,000.  As of December 31, 2011, we had no amounts due to or from VRM I.

As of December 31, 2012, we owed VRM II $90,000.  As of December 31, 2011, we had receivables from VRM II of approximately $13,000.

As of December 31, 2012 and 2011, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.72% of our total membership units.  During the three months ended June 30, 2012, we made liquidating distributions to inVestin of approximately $6,000.  This distribution was returned to the company as partial repayment of the  letter of credit mentioned above.  No additional distributions were made during the remainder of 2012, and a total of $5,000 in distributions were made during the year ended December 31, 2011.

As of December 31, 2012 and 2011, Shustek Investments, Inc., a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.88% of our total membership units.  During the three months ended June 30, 2012, we made liquidating distributions to Shustek Investments of approximately $35,000.  This distribution was returned to the company as partial repayment of letter of credit mentioned above.  No additional distributions were made during the remainder of 2012 and a total of $30,000 in distributions were made during the year ended December 31, 2011.

As of December 31, 2012 and 2011, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  During the three months ended June 30, 2012, we made liquidating distributions to Mr. Shustek’s spouse of approximately $400.  No additional distributions were made during the remainder of 2012, and distributions totaling less than $1,000 were made during the year ended December 31, 2011.

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

Contingency Reserve

In accordance with the Plan, we established a contingency reserve of $300,000 for the payment of ongoing expenses, any contingent liabilities or to account for loan or other investment losses: however the amount of the reserve may fluctuate based on cash expenditure requirements.  Our manager will have the discretion to increase or decrease the amount of the reserve, but will ensure that the reserve is adequate to pay our outstanding obligations.  The amount of the contingency reserve is based upon estimates and opinions of our manager or through consultation with an outside expert, if our manager determines that it is advisable to retain such expert.  In determining the size of the reserve, our manager reviewed, among other things, the value of our non-performing assets and the likelihood of repayment, our estimated contingent liabilities and our estimated expenses, including without limitation, estimated professional, legal and accounting fees, rent, payroll and other taxes, miscellaneous office expenses, facilities costs and expenses accrued in our financial statements.

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended December 31, 2012.  Based on this review, the value of members’ capital accounts was adjusted from $0.94 per unit to $0.84 per unit, as of January 1, 2013.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

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

NOTE J — NOTES RECEIVABLE

During July 2009, we, VRM I, and VRM II entered into a promissory note, totaling approximately $1.4 million, of which our portion is $82,000, with the borrowers of a construction loan, as part of the repayment terms of the loan.  In addition, we received a principal pay off on the loan of approximately $0.3 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $0.2 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $88,000 was fully reserved as of December 31, 2012.

During July 2009, we, VRM I, and VRM II entered into a promissory note, totaling approximately $1.3 million, of which our portion is $74,000, with the borrowers of a construction loan, as part of the repayment of the loan.  In addition, we received a principal pay off on the loan of approximately $0.2 million, which reflected our book value of the loan, net of allowance for loan loss of approximately $0.2 million.  The promissory note accrues interest over a 60-month period with an interest rate of 7%, with the first monthly payment due on the 37th month.  The remaining note balance and accrued interest will be due at maturity.  Payments will be recognized as income when received.  The balance of $84,000 was fully reserved as of December 31, 2012.

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

During February 2012, we, VRM I and VRM II received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust and a partial payment of an investment in real estate loan secured by a second deed of trust on the same real estate.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $0.4 million was moved to notes receivable and remains fully allowed for.  During March 2012, a payment of approximately $14,000 was received and recognized as gain related to pay off of notes receivable, including recovery of allowance for notes receivable.  Additionally, we receive monthly payments of approximately $1,000.  As of December 31, 2012, the balance is approximately $0.3 million.

NOTE K — FAIR VALUE

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

The following tables present the valuation of our financial assets as of December 31, 2011, measured at fair value on a recurring basis by input levels.  There were no assets as of December 31, 2012.

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

The following table presents the changes in our financial assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to December 31, 2012.  There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2012 and 2011.
Investment in real estate loans

Balance on January 1, 2012	$1,440,000
Change in temporary valuation adjustment included in net loss
Purchase and additions of assets
Transfer of allowance on real estate loans converted to unsecured notes receivable	577,000
Reduction of allowance on real estate loan following settlement of loan	200,000
Transfer of allowance on real estate loan to investment in equity method investee held for sale	471,000
Transfer of allowance on real estate loan to other real estate held	33,000
New loan investment resulting from rewriting existing loan	224,000
Sales, pay downs and reduction of assets
Settlement of real estate loan	(200,000)
Conversion of real estate loans to unsecured notes receivable	(979,000)
Transfer of real estate loan to other real estate owned	(200,000)
Transfer of real estate loans to investment in equity method investee held for sale	(1,520,000)
Increase in allowance for loan losses	(46,000)

Balance on December 31, 2012, net of temporary valuation adjustment	$--

Investment in real estate loans

Balance on January 1, 2011	$1,660,000
Change in temporary valuation adjustment included in net loss
Increase in allowance for loan losses	(219,000)
Temporary change in estimated fair value based on future cash flows	(1,000)
Transfer to Level 1	--
Transfer to Level 2	--

Balance on December 31, 2011, net of temporary valuation adjustment	$1,440,000

NOTE L — RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements have been defined that would materially impact our financial statements.

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

During March 2013, We, VRM I and VRM II entered into an agreement to satisfy a Notes Receivable due from guarantors of approximately $2.4 million.  Pursuant to the agreement, the guarantors shall make quarterly payments of cash totaling $36,000 or shares of VRM I or VRM II’s common stock totaling $24,000 beginning June 30, 2013.  The guarantors may prepay the debt at any time for $720,000 in cash or $480,000 of VRM I or VRM II’s common stock.  Lastly, the guarantors may accelerate the retirement of the debt by transferring $350,000 in shares of VRM I or VRM II’s common stock on or before March 31, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our manager, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, our manager carried out an evaluation, under the supervision and with the participation of our manager’s CEO and CFO, as of December 31, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our manager’s evaluation, our manager’s CEO and CFO concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CFO and CEO, as appropriate to allow timely decisions regarding required disclosure due to the material weakness in our internal control over financial reporting as described below.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers of the Manager, believes that, as of December 31, 2012, we did not maintain effective internal control over financial reporting due to the material weakness described below.

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

Material weakness relates to the monitoring and review of work performed in the preparation of the financial statements, footnotes and financial data provided to the Company's registered public accounting firm in connection with the annual audit.  We have experienced turnover in several members of our accounting staff that have resulted in deficiencies including the lack of control over preparation of the financial statements, and proper application of accounting policies.

After a review of the Company's current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

Plan of Remediation

To remediate the aforementioned material weakness, our Manager has reviewed the Company's current review and approval processes, to insure that all accounting reconciliations, journal entries and complex transactions are reviewed and approved on a timely basis.  Since December 31, 2012, we have replaced accounting staff and have reassigned duties to enhance our internal review and approval process.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our manager’s CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2012.

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

The following table sets forth the names, ages as of March 28, 2013 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager) or our affiliates:

Name	Age	Title

Michael V. Shustek	54	President, Chief Executive Officer and Chairman
Tracee Gress (1)	42	Chief Financial Officer
Michael J. Whiteaker	63	Vice President of Regulatory Affairs

(1)               During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and VRM II.  The CFO of our manager and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  On January 14, 2013, Eric Bullinger resigned his position as Chief Financial Officer as Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc and the equivalent of Chief Financial Officer of Vestin Fund III, LLC (hereafter referred to collectively as the “Vestin Entities”).  On January 14, 2013, the Board of Directors appointed Tracee Gress as the Chief Financial Officer of the Vestin Entities.  As of December 31, 2012, Strategix Solutions dedicates to us a total of three employees.

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

Tracee Gress has acted as the equivalent of our Chief Financial Officer (CFO) since January 14, 2013.  In addition, Ms. Gress was appointed as the Chief Financial Officer of Vestin Realty Mortgage I, Inc. (“VRM I”) and Vestin Realty Mortgage II, Inc. (“VRM II”). Ms. Gress’ services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Strategix Solutions is managed by LL Bradford, a certified public accounting firm, and provides accounting and financial reporting services on our behalf. Ms. Gress is a Certified Public Accountant and has worked for LL Bradford for approximately 4 years. Ms. Gress has audited various public and private companies.  Additionally, she has also acted as Chief Financial Officer for various private companies.  She received a Bachelor of Business Administration degree in Accounting from the University of Nevada, Las Vegas.

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

We do not compensate any executive officers.  We are required to pay our manager a management (acquisition and advisory) fee and certain other fees in accordance with the terms of our Operating Agreement.  For the years ended December 31, 2012 and 2011, no such fees were paid.  In addition, we may pay our manager or its affiliates for services rendered in selling properties acquired through foreclosure.  We also pay a fee to Strategix Solutions which is based upon the wages of the employees providing the services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of March 28, 2013, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of number of membership units by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding membership units.  Unless otherwise noted, the percentage ownership is calculated based on 2,024,424 membership units as of March 28, 2013.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Michael V. Shustek 8880 West Sunset Rd, Ste 200 Las Vegas, NV 89118	Sole voting and investment power of 289,718 units & shared voting and investment power of 2,963 units held by his spouse	14.5%

The following table sets forth the total number and percentage of our membership units beneficially owned as of March 28, 2013 by:

•	each of our manager’s directors;

•	our manager’s chief executive officer and other executive officers; and

•	all of our manager’s executive officers and directors as a group.

Unless otherwise noted, the percentage ownership is calculated based on 2,024,424 units of our total outstanding membership units as of March 28, 2013.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek (1)	8880 West Sunset Rd, Ste 200 Las Vegas, NV 89148	292,681	14.5%
All directors and executive officers of our manager as a group		292,681	14.5%

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

Please refer to Note H – Related Party Transactions in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2012 and 2011, JLK Rosenberger, LLP (“JLK”) provided services to us as follows:

	December 31, 2012	December 31, 2011
Audit Fees	$55,000	$46,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

JLK did not perform any non-audit services for us in the years ended December 31, 2012 and 2011.

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

(a) 3.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Plan of Complete Liquidation and Dissolution
3.1(2)	Articles of Organization
3.2(3)	Certificate of Amendment to Articles of Organization
3.3(4)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)
4.4(5)	Distribution Reinvestment Plan
10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Group, Inc.
10.10(7)	Indemnification agreement dated March 25, 2009 by and between Vestin Group, Inc. and Vestin Fund III, LLC
10.11 (8)	Agreement between Strategix Solutions, LLC and Vestin Fund III, LLC for accounting services.
10.12 (9)	Plan of Complete Liquidation and Dissolution
10.13 (10)	Deed in Lieu
31.1	Section 302 Certification of Michael V. Shustek
31.2	Section 302 Certification of Tracee Gress
32	Certification Pursuant to 18 U.S.C. Sec. 1350

(1)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on May 11, 2009 (File No. 000-51301)
(2)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003 (File No. 333-105017)
(3)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004 (File No. 333-105017)
(4)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on January 29, 2007 (File No. 000-51301)
(5)	Incorporated herein by reference to Exhibit 4.4 of our Post-Effective Amendment No. 5 to Form S-11 Registration Statement filed on April 28, 2006 (File No. 333-105017)
(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005 (File No. 333-105017)
(7)	Incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 27, 2009 (File No. 000-51301)
(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 14, 2009 (File No. 000-51301)
(9)	Incorporated herein by reference to the Proxy Statement dated May 11, 2009 (File No. 000-51301)
(10)	Incorporated herein by reference to the Annual Report on Form 10-K filed on May 16, 2012 (File No. 000-51301)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vestin Fund III, LLC
By:	Vestin Mortgage, LLC., its sole Manager

By:	/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Sole Director of the Manager
(Principal Executive Officer of Manager)

By:	/s/ Tracee Gress
Tracee Gress
Chief Financial Officer of the Manager
(Principal Financial and Accounting Officer of the Manager)

Date:  March 28, 2013

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

Date:  March 28, 2013

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director of the Manager*
Vestin Mortgage, LLC, sole Manager of Vestin Fund III, LLC
* Michael V. Shustek functions as the equivalent of the Chief Executive Officer of the Registrant.

Exhibit 31.2

CERTIFICATIONS

I, Tracee Gress, certify that:

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

Date:  March 28, 2013

/s/ Tracee Gress
Tracee Gress
Chief Financial Officer of the Manager*
Vestin Mortgage, LLC, sole Manager of Vestin Fund III, LLC
*Tracee Gress functions as the equivalent of Chief Financial Officer for Vestin Fund III LLC pursuant to an accounting services agreement entered into between Vestin Fund III LLC and her employer, Strategix Solutions, LLC.

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C.  SECTION 1350

Michael V. Shustek, as Chief Executive Officer and Director of Vestin Mortgage, LLC., the sole manager of Vestin Fund III, LLC (the “Registrant”), and Tracee Gress, as Chief Financial Officer of Vestin Mortgage, LLC., hereby certify, pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)
The Registrant’s Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  March 28, 2013

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director*
of Vestin Mortgage, LLC, sole Manager of the Registrant

Date:  March 28, 2013

/s/Tracee Gress
Tracee Gress
Chief Financial Officer**
of Vestin Mortgage, LLC., sole Manager of the Registrant

* Michael V. Shustek functions as the equivalent of the Chief Executive Officer of the Registrant for purposes of 18 U.S.C. Section 1350.

**Tracee Gress functions as the equivalent of Chief Financial Officer of the Registrant for purposes of 18 U.S.C. Section 1350, pursuant to an accounting services agreement entered into between Vestin Fund III LLC and her employer, Strategix Solutions, LLC