Form 10-Q
period 2013-03-31
VESTIN FUND III LLC
filed 2013-05-15
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, 2,024,424 membership units in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS
(UNAUDITED)
ASSETS

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$231,000	$354,000
Notes receivable, net of allowance of $869,000 at March 31, 2013 and $871,000 at December 31, 2012	--	--
Real estate held for sale	300,000	300,000
Investment in equity method investee held for sale	1,128,000	1,103,000
Due from related parties	932,000	928,000
Other assets	4,000	2,000

Total assets	$2,595,000	$2,687,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$3,000	$13,000
Deferred income	935,000	935,000
Due to related parties	17,000	97,000
Total liabilities	955,000	1,045,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at March 31, 2013 and December 31, 2012	1,640,000	1,642,000

Total members' equity	1,640,000	1,642,000

Total liabilities and members' equity	$2,595,000	$2,687,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2013	2012
Revenues
Interest income from investment in real estate loans	$--	$5,000
Recovery of allowance for doubtful notes receivable	2,000	14,000
Total revenues	2,000	19,000

Operating expenses
Provision for loan loss	--	46,000
Professional fees	15,000	64,000
Other	8,000	9,000
Total operating expenses	23,000	119,000

Loss from operations	(21,000)	(100,000)

Discontinued operations
Net gain on sale of real estate held for sale	--	1,000
Income from equity method investee held for sale	25,000	--
Expenses related to real estate held for sale	(6,000)	(15,000)
Total income (loss) from discontinued operations	19,000	(14,000)

NET LOSS	$(2,000)	$(114,000)

Net loss allocated to members	$(2,000)	$(114,000)

Net loss allocated to members per weighted average membership unit	$(0.00)	$(0.06)

Weighted average membership units	2,024,424	2,024,424

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF OTHER COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012

Net loss	$(2,000)	$(114,000)

Unrealized gains on available-for-sale securities
Unrealized holding gains	--	36,000
Net change in unrealized gains on available-for-sale securities	--	36,000
Total Other Comprehensive Loss, net of tax	--	36,000

Comprehensive Loss	$(2,000)	$(78,000)

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENT OF MEMBERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2012	2,024,424	$1,642,000

Net loss		(2,000)

Members' equity at March 31, 2013 (unaudited)	2,024,424	$1,640,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)
	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,000)	$(114,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan loss	--	46,000
Recovery of allowance for doubtful notes receivable	(2,000)	--
Income from equity method investee held for sale	(25,000)	--
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(10,000)	(8,000)
Due to/from related parties	(84,000)	26,000
Other assets	(2,000)	(6,000)
Net cash used in operating activities	(125,000)	(56,000)

Cash flows from investing activities:
Proceeds from notes receivable	2,000	--
Net cash provided by investing activities	2,000	--

NET CHANGE IN CASH	(123,000)	(56,000)

Cash, beginning of period	354,000	101,000

Cash, end of period	$231,000	$45,000
Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$--	$103,000
Reclassify loan and related allowance to note receivable	$--	$442,000
Real estate held for sale acquired through foreclosure, net of prior allowance	$--	$167,000
Unrealized gain on marketable securities - related party	$--	$36,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of March 31, 2013, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis or as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011 and June 15, 2012, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, and $0.4 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note G – Members’ Equity.

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

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.  Because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of March 31, 2013, the financial statements are presented assuming the Fund will continue as a going concern.

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC, (“Fund I”) and Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC, (“Fund II).  These entities have been formed to invest in real estate loans.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and VRM II.  The CFO of our manager and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is managed by LL Bradford and Company, LLC ("LL Bradford"), a certified public accounting firm that has provided non-audit accounting services to us.  The principal manager of LL Bradford was a former officer of our manager from April 1999 through January 1, 2005.  Strategix Solutions is owned by certain partners of LL Bradford, none of whom are currently or were previously officers of our manager.  On January 14, 2013, Eric Bullinger resigned his position as Chief Financial Officer of Vestin Realty Mortgage I, Inc., Vestin Realty Mortgage II, Inc and the equivalent of Chief Financial Officer of Vestin Fund III, LLC (hereafter referred to collectively as the “Vestin Entities”).  On January 14, 2013, the Board of Directors appointed Tracee Gress as the Chief Financial Officer of the Vestin Entities.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the 2012 annual report filed on Form 10-K.

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

Deferred Revenue Recognition

Deferred income supports the amount of sales proceeds withheld on a sale of our building during November 2006, with which we were required to establish an irrevocable stand by letter of credit which was to expire August 31, 2014.  See Note F – Related Party Transactions.

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

Segments

We operate as one business segment.

Reclassifications

Certain amounts in the March 31, 2012 financial statements have been reclassified to conform to the March 31, 2013 presentation. The income (loss) from real estate held for sale section on the Statement of Operations is now presented as Discontinued operations.  The reclassification had no impact on the Company’s financial condition, results of operations or cashflows.

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

NOTE C — FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

Financial instruments consist of cash, notes receivable, accounts payable and accrued liabilities, and due to/from related parties.  The carrying value of these instruments approximates their fair values due to their short-term nature.

Financial instruments with concentration of credit and market risk include cash, notes receivable, accounts payable and accrued liabilities, and due to/from related parties.

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of March 31, 2013 and December 31, 2012, we had no amounts in excess of the federally insured limits.

NOTE D — REAL ESTATE HELD FOR SALE

At March 31, 2013, we held four properties with a total carrying value of approximately $0.3 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the three months ended March 31, 2013 and 2012 related to our REO totaled approximately $6,000 and $15,000, respectively.  Our REO is accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2013
Real estate held for sale acquired through foreclosure	$300,000
Additional investment in REO	--
Proceeds on nonrefundable extension fee	--
Write down	--
Sale	--
Ending balance, March 31, 2013	$300,000

NOTE E – INVESTMENTS IN EQUITY METHOD INVESTEE HELD FOR SALE

During May 2012, we, VRM I and VRM II foreclosed on a loan with a balance of approximately $6.0 million, of which our portion was approximately $1.5 million. The property includes 23 cottage units in a retirement community located in Eugene, Oregon. The property includes operations, which are reported as an investment under the equity method from the date of this foreclosure. As our ownership percentage of the property is approximately 25%, the property is reported as an investment in equity method investee held for sale.

We account for investments using the equity method of accounting if the investments give us the ability to exercise significant influence, but not control, over the investees. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an incorporated investee of between 20% and 50%, although other factors, such as representation on an investee’s board of managers, specific voting and veto rights held by each investor and the effects of commercial arrangements, are considered in determining whether equity method accounting is appropriate. We record our respective interests in the losses or income of such investees within the equity-method investees held for sale category on our statements of operations for each period. The carrying amount of our equity-method investments held for sale is recorded on our balance sheets as investments in equity-method investees held for sale.

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

The following is a summary of the results of operations related to the investment in equity method investee held for sale for the three months ended March 31, 2013:

	For The Three Months Ended March 31, 2013

Revenue	$168,000
Expenses	(69,000	) )

Net Income	$99,000
% of ownership	25%
Equity method income	$25,000

NOTE F — RELATED PARTY TRANSACTIONS

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

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three months ended March 31, 2013 and 2012.

As of March 31, 2013 and 2012, our manager owned 54,863 of our units.  There were no distributions in either period.

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2011, the court granted a summary judgment to the Purchaser.  Vestin Group and Mike Shustek have provided us with a written agreement to fully indemnify and hold us harmless for any such withdrawals, including the full amount of the $985,000 drawn to date under the letter of credit.  Vestin Group’s obligation is to make us whole no later than August 2014.  However, Mr. Shustek has assigned all future liquidating distributions for the 292,681 units he holds directly and indirectly to the company to commence paying such obligation.  In June 2012, we made distributions of approximately $50,000 directly and indirectly to Mr. Shustek, which we have recorded as revenue and decreased the receivable discussed below.  For a discussion of litigation between us, Vestin Group and the building owner, see Note I - Legal Matters Involving The Manager.

As of March 31, 2013 and December 31, 2012, we had receivables from our manager totaling approximately $0.9 million, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of March 31, 2013, we owed VRM II approximately $17,000.  As of December 31, 2012, we owed VRM II approximately $90,000.

As of March 31, 2013, we had a receivable from VRM I of approximately $5,000.  As of December 31, 2012, we owed VRM I approximately $8,000.

The net change in due to/from related parties have been classified as operating activities on the accompanying statements of cash flows. These activities are primarily related to expenses being incurred from operations and maintenance of investments which are co-owned by related parties. These balances are satisfied in subsequent periods under terms consistent with the underlying vendor terms.

As of March 31, 2013 and 2012, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.72% of our total membership units.  There were no distributions in either period.

As of March 31, 2013 and 2012, Shustek Investments, Inc., a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.88% of our total membership units.  There were no distributions in either period.

As of March 31, 2013 and 2012, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  There were no distributions in either period.

NOTE G — MEMBERS’ EQUITY

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

Contingency Reserve

In accordance with the Plan, we attempt to maintain a contingency reserve of $300,000 for the payment of ongoing expenses, any contingent liabilities or to account for loan or other investment losses: however, the amount of the reserve may fluctuate based on cash expenditure requirements.  Our manager will have the discretion to increase or decrease the amount of the reserve, but will ensure that the reserve is adequate to pay our outstanding obligations.  The amount of the contingency reserve is based upon estimates and opinions of our manager or through consultation with an outside expert, if our manager determines that it is advisable to retain such expert.  In determining the size of the reserve, our manager reviewed among other things, the value of our non-performing assets and the likelihood of repayment, our estimated contingent liabilities and our estimated expenses, including without limitation, estimated professional, legal and accounting fees, rent, payroll and other taxes, miscellaneous office expenses, facilities costs and expenses accrued in our financial statements.

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2013.  Based on this review, the value of members’ capital accounts was adjusted from $0.84 per unit to $0.81 per unit, as of April 1, 2013.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

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

NOTE H — RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements have been defined that would materially impact our financial statements.

NOTE I— LEGAL MATTERS INVOLVING THE MANAGER

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

NOTE J — LEGAL MATTERS INVOLVING THE COMPANY

From time to time, we may become involved in litigation in the ordinary course of business.  We do not believe that any pending legal proceedings are likely to have a material adverse effect on our financial condition or results of operations or cash flows.  It is not possible to predict the outcome of any such proceedings.

NOTE K — SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of this filing and determined that no such events have occurred that would require adjustment to or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2013 and 2012.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report filed on Form 10-K, Part II, Item 7 for the year ended December 31, 2012.

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

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results should not be viewed as indicative of future results as we implement the Plan.  We currently anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of March 31, 2013, the financial statements are presented assuming the Fund will continue as a going concern.

We currently have no outstanding loans and our future operations will be focused on disposition of four properties acquired through foreclosure.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis or as funds become available, subject to reasonable reserve established to provide for payment of the Company’s ongoing expenses and contract liabilities.  Our manager has established a reserve to cover our ongoing expenses and future obligations.  As of March 31, 2013, our cash was approximately $0.2 million.

On January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011 and June 15, 2012, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million and $0.4 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note G –  Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

Our operating results have been adversely affected by increases in allowances for loan losses and increases in non-performing assets.  This negative trend accelerated sharply during the year ended December 31, 2008 and continues to affect our operations.  See Note D – Real Estate Held for Sale of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

We believe that the significant level of our non-performing assets is a direct result of the deterioration of the economy and credit markets.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  These depressed conditions persist in 2013 as the weak economic recovery and the threat of a double dip recession has prevented a recovery of real estate values in our principal markets.  Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which, until the approval of the Plan, entailed more lenient underwriting standards and expedited loan approval procedures.  Moreover, real estate values in the principal markets in which we operate declined dramatically, which in many cases eroded the current value of the security underlying our loans.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended March 31, 2013, to the three months ended March 31, 2012.

Total Revenue:	2013	2012	$ Change	% Change
Interest income from investment in real estate loans	$--	$5,000	$(5,000)	(100%)
Recovery of allowance for doubtful notes receivable	2,000	14,000	(12,000)	(86%)
Total	$2,000	$19,000	$(17,000)	(90%)

Our revenue from interest income is dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Starting in May 2012, we have no investments in real estate loans in our portfolio.  Accordingly, our future revenues will be derived primarily from the disposition of our remaining assets and income from properties held for sale.  Final payments on fully reserved notes receivable in the three months ended March 31, 2012 resulted in a decrease in recovery of allowance for doubtful notes receivable during the same period in 2013.

Total Operating Expenses:	2013	2012	$ Change	% Change
Provision for loan loss	$--	$46,000	$(46,000)	100%
Professional fees	15,000	64,000	(49,000)	(77%)
Other	8,000	9,000	(1,000)	12%
Total	$23,000	$119,000	$(96,000)	(81%)

Operating expenses decreased as a result of a decrease in the provision for loan loss due to currently having no loans in our portfolio and by a decrease in professional fees due to a decrease in pending litigation.

See Note J – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Discontinued Operations	2013	2012	$Change	% Change
Net gain on sale of real estate held for sale	$--	$1,000	$(1,000)	(100)%
Income from equity method investee held for sale	25,000	--	25,000	100%
Expenses related to real estate held for sale	(6,000)	(15,000)	9,000	60%
Total	$19,000	$(14,000)	$33,000	235%

During the three months ended March 31, 2012, we recorded net gains of $1,000 on sale of real estate held for sale for properties sold in prior periods due to payments on settlement agreements.  There were no similar gains recorded during the three months ended March 31, 2013.  During the three months ended March 31, 2013, we received income from equity method investee held for sale and did not have similar income in the three months ended March 31, 2012.  The overall decrease in losses from discontinued operations was affected by both the receipt of income from equity method investee held for sale and a decrease in expenses related to real estate held for sale.

For additional information see Note D – Real Estate Held for Sale and Note E – Investment in Equity Method Investee Held for Sale of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2013.  Based on this review, the value of members’ capital accounts was adjusted from $0.84 per unit to $0.81 per unit, as of April 1, 2013.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions:  At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the SEC pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.  As of July 2, 2009, the total redemptions made from inception were approximately $10.4 million.  For additional information regarding members redemptions, see Note G – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2013, net cash flows used in operating activities totaled approximately $0.1 million.  Operating cash flows were used for the payment of normal operating expenses such as, accounting fees, legal bills and expenses related to real estate held for sale.  Cash flows provided by investing activities for the three months ended March 31, 2013 totaled approximately $2,000 and were from proceeds from notes receivable.

At March 31, 2013 we had approximately $0.2 million in unrestricted cash and approximately $2.6 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of March 31, 2013 and December 31, 2012, we had no investments in real estate loans.  In accordance with the Plan, we will no longer invest in new loans.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

RELATED PARTY TRANSACTIONS

Prior to July 2, 2009, we may have acquired or sold investments in real estate loans from/to our manager or other related parties.  Pursuant to the terms of our Operating Agreement, such acquisitions and sales were made without any mark up or mark down.  No gain or loss was recorded on these transactions, as it was not our intent to make a profit on the purchase or sale of such investments.  The purpose was generally to diversify our portfolio by syndicating loans, thereby providing us with additional capital to make additional loans.  From time to time, we may continue to sell performing investments in real estate loans to our manager or other related parties, without any mark up or mark down.  No gain or loss will be recorded on these transactions.  For further information regarding related party transactions, refer to Note F – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note H – Recent Accounting Pronouncements of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control over Financial Reporting

During first quarter we replaced a financial accounting position which we believe enhanced the company’s internal control over financial controls.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note I – Legal Matters Involving the Manager and Note J – Legal Matters Involving the Company in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q, for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Market Information

There is no established public trading market for the trading of units.

Holders

As of May 15, 2013, approximately 509 unit holders held 2,024,424 units in the Company.

Liquidation Distribution Policy

On January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011 and June 15, 2012, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million and $0.4 million, respectively, in accordance with the Plan.  The amount distributed to each Member of the Fund was calculated based upon the percentage ownership interest of such Member in the Fund.  See Note G – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

We intend to make liquidating distributions in accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  We will distribute to our members the net proceeds we receive from the sale of our real estate held for sale, less a reasonable Reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  A final liquidating distribution will be made after we have completed the winding up of our business operations and made appropriate provision for any remaining obligations.

We anticipate that the liquidation of the sale of foreclosed properties may take five or more years, with the Dissolution process being substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of March 31, 2013, the financial statements are presented assuming the Fund will continue as a going concern.

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
101
The following material from the Company's quarterly report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012, (ii) Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Statements of Other Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Statement of Equity for the three months ended March 31, 2013, (v) Statements of Cash Flows for the three months ended March 31, 2013 and the year ended December 31, 2012 and (vi) Notes to the Financial Statements

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

Date:  May 15, 2013

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

Date: May 15, 2013

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

Date: May 15, 2013

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

(1)
The Registrant’s Report on Form 10-Q for the three months ended March 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  May 15, 2013

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director*
of Vestin Mortgage, LLC., sole Manager of the Registrant

Date:  May 15, 2013

/s/ Tracee Gress
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