Form 10-Q
period 2013-08-13
VESTIN FUND III LLC
filed 2013-08-19
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-51310

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

Yes  [   ]    No   [X]

As of August 14, 2013, 2,024,424 membership units in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

(UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS
Assets
Cash and cash equivalents	$316,000	$354,000
Notes receivable, net of allowance of $782,000 at June 30, 2013 and $871,000 at December 31, 2012	--	--
Real estate held for sale	300,000	300,000
Investment in equity method investee held for sale	994,000	1,103,000
Due from related parties	929,000	928,000
Other assets	4,000	2,000

Total assets	$2,543,000	$2,687,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$4,000	$13,000
Deferred income	935,000	935,000
Due to related parties	8,000	97,000
Total liabilities	947,000	1,045,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at June 30, 2013 and December 31, 2012	1,596,000	1,642,000

Total members' equity	1,596,000	1,642,000

Total liabilities and members' equity	$2,543,000	$2,687,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
ARevenues
Interest income from investment in real estate loans	$--	--	--	6,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	17,000	--	17,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	--	2,000	2,000	16,000
Total revenues	--	19,000	2,000	39,000

Operating expenses
Provision for loan losses	--	--	--	46,000
Professional fees	51,000	42,000	66,000	104,000
Other	6,000	10,000	14,000	22,000
Total operating expenses	57,000	52,000	80,000	172,000

Loss from operations	(57,000)	(33,000)	(78,000)	(133,000)

Non-operating income
Recovery from settlement with loan guarantor	--	114,000	--	114,000
Total non-operating income, net	--	114,000	--	114,000

Discontinued Operations
Write-down of real estate held for sale	--	(66,000)	--	(66,000)
Gain on sale of building	--	50,000	--	50,000
Gain on sale of marketable securities – related party	--	27,000	--	27,000
Income from equity method investee held for sale	18,000	10,000	43,000	10,000
Net gain on sale of real estate held for sale	--	2,000	--	3,000
Expenses related to real estate held for sale	(5,000)	(25,000)	(11,000)	(40,000)
Total income(loss) from discontinued operations	13,000	(2,000)	32,000	(16,000)

NET INCOME (LOSS)	$(44,000)	79,000	(46,000)	(35,000)

Net income (loss) allocated to members	$(44,000)	79,000	(46,000)	(35,000)

Net loss allocated to members per weighted average membership units	$(0.02)	0.04	(0.02)	(0.02)

Weighted average membership units	2,024,424	2,024,424	2,024,424	2,024,424

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$(44,000)	79,000	(46,000)	(35,000)

Unrealized holding loss on available-for-sale securities – related party	--	(36,000)	--	--

Comprehensive income (loss)	$(44,000)	43,000	(46,000)	(35,000)

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENT OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2012	2,024,424	$1,642,000

Comprehensive loss:

Net loss		(46,000)

Total comprehensive loss		(46,000)

Members' equity at June 30, 2013 (unaudited)	2,024,424	$1,596,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)
	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(46,000)	(35,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan loss	--	46,000
Gain on sale of marketable securities – related party	--	(27,000)
Gain related to sale of real estate held for sale	--	(3,000)
Gain related to recovery of allowance for loan loss	--	(17,000)
Recovery of allowance for doubtful notes receivable	(2,000)	(16,000)
Gain related to recovery of allowance for loan loss	--	(114,000)
Gain on sale of building	--	(50,000)
Write-downs on real estate held for sale	--	66,000
Income from equity method investee held for sale	(43,000)	(10,000)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(9,000)	(2,000)
Due to/from related parties	(90,000)	76,000
Deferred income	--	(50,000)
Other assets	(2,000)	--
Net cash used in operating activities	(192,000)	(136,000)
Cash flows from investing activities:
Proceeds from loan payoff	--	194,000
Proceeds from sale of marketable securities – related party	--	161,000
Proceeds from settlement from loan guarantor	--	114,000
Proceeds related to sale of building	--	50,000
Proceeds from notes receivable	2,000	17,000
Proceeds related to real estate held for sale	--	183,000
Proceeds from distribution from investment in equity method investee	152,000	--
Net cash provided by investing activities	154,000	719,000

Cash flows from financing activities:
Liquidating distributions, net of reinvestments	--	(350,000)
Net cash used by financing activities	--	(350,000)

NET CHANGE IN CASH	(38,000)	233,000

Cash, beginning of period	354,000	101,000

Cash, end of period	$316,000	$334,000
Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$--	$103,000
Reclassify loan and related allowance to note receivable	$--	$622,000
Adjustment to note receivable and related allowance	$88,000	$--
Investment in equity method investee – held for sale acquired through foreclosure, net of prior allowance	$--	$1,049,000
Real estate held for sale acquired through foreclosure, net of prior allowance	$--	$167,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may be longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of June 30, 2013, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members on a quarterly basis or as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

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

Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). On January 7, 2011, Vestin Mortgage converted from a corporation to a limited liability company.  Michael Shustek, the CEO and managing member of our manager and CEO, President and a director of us, wholly owns Vestin Group, which is engaged in asset management, real estate lending and other financial services through its subsidiaries.  The business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Advant Mortgage, LLC (“MVP Mortgage”), a licensed Nevada mortgage broker, which is indirectly wholly owned by Michael V. Shustek.

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.  Because of numerous uncertainties, the liquidation may be longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of June 30, 2013, the financial statements are presented assuming the Fund will continue as a going concern.

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

Segments

We operate as one business segment.

Reclassifications

Certain amounts in the June 30, 2012 financial statements have been reclassified to conform to the June 30, 2013 presentation. Income from Equity Method Investee Held for Sale, previously reported as non-operating income, is now presented as a part of Discontinued Operations.  The reclassification had no impact on the Company’s financial condition, results of operations or cash flows.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of June 30, 2013 and December 31, 2012, we had approximately $66,000 and $104,000, respectively, in excess of the federally insured limits.

NOTE D — REAL ESTATE HELD FOR SALE

At June 30, 2013, we held five properties with a total carrying value of approximately $0.3 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the six months ended June 30, 2013 and 2012 related to our REO totaled approximately $11,000 and $40,000, respectively.  Our REO is accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2013
Real estate held for sale acquired through foreclosure	$300,000
Additional investment in REO	--
Proceeds on nonrefundable extension fee	--
Write down	--
Sale	--
Ending balance, June 30, 2013	$300,000

NOTE E – INVESTMENTS IN EQUITY METHOD INVESTEE HELD FOR SALE

During May 2012, we, VRM I and VRM II foreclosed on a loan with a balance of approximately $6.0 million, of which our portion was approximately $1.5 million. The property includes 23 cottage units in a retirement community located in Eugene, Oregon. The property includes operations, which are reported as an investment under the equity method from the date of this foreclosure. As our ownership percentage of the property is approximately 25%, the property is reported as an investment in equity method investee held for sale.  During May 2013 we, VRM I and VRM II received a distribution in the amount of $600,000 of which our portion was $152,000.

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

The following is a summary of the results of operations related to the investment in equity method investee held for sale for the three and six months ended June 30, 2013:
	For The Three Months Ended June 30, 2013	For The Six Months Ended June 30, 2013

Revenue	$172,000	340,000
Expenses	(102,000	(171,000)
Net Income	70,000	169,000
% of ownership	25%	25%
Equity method income	$18,000	43,000

NOTE F — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three and six months ended June 30, 2013 and 2012.

As of June 30, 2013 and 2012, our manager owned 54,863 of our units.  There were no distributions in either period.

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2011, the court granted a summary judgment to the Purchaser.  Vestin Group and Michael Shustek have provided us with a written agreement to fully indemnify and hold us harmless for any such withdrawals, including the full amount of the $985,000 drawn to date under the letter of credit.  Vestin Group’s obligation is to make us whole no later than August 2014.  However, Mr. Shustek has assigned all future liquidating distributions for the 292,681 units he holds directly and indirectly to the company to commence paying such obligation.  In June 2012, we made distributions of approximately $50,000 directly and indirectly to Mr. Shustek, which we have recorded as revenue and decreased the receivable discussed below.  For a discussion of litigation between us, Vestin Group and the building owner, see Note I - Legal Matters Involving The Manager.

As of June 30, 2013 and December 31, 2012, we had receivables from our manager totaling approximately $0.9 million, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of June 30, 2013, we owed VRM II approximately $8,000. As of December 31, 2012, we owed VRM II approximately $90,000.

As of December 31, 2012, we owed VRM I approximately $8,000.  As of June 30, 2013, we had no receivables or payables.

The net changes in the amounts due to/from related parties have been classified as operating activities on the accompanying statements of cash flows. These activities are primarily related to expenses being incurred from operations and maintenance of investments which are co-owned by related parties. These balances are satisfied in subsequent periods under terms consistent with the underlying vendor terms.

As of June 30, 2013 and 2012, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.72% of our total membership units.  There were no distributions in either period.

As of June 30, 2013 and 2012, Shustek Investments, Inc., a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.88% of our total membership units.  There were no distributions in either period.

As of June 30, 2013 and 2012, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  There were no distributions in either period.

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

Contingency Reserve

In accordance with the Plan, we attempt to maintain a contingency reserve of $300,000 for the payment of ongoing expenses, any contingent liabilities or to account for loan or other investment losses: however, the amount of the reserve may fluctuate based on cash expenditure requirements.  Our manager has the discretion to increase or decrease the amount of the reserve, but will ensure that the reserve is adequate to pay our outstanding obligations.  The amount of the contingency reserve is based upon estimates and opinions of our manager or through consultation with an outside expert, if our manager determines that it is advisable to retain such expert.  In determining the size of the reserve, our manager reviewed among other things, the value of our non-performing assets and the likelihood of repayment, our estimated contingent liabilities and our estimated expenses, including without limitation, estimated professional, legal and accounting fees, rent, payroll and other taxes, miscellaneous office expenses, facilities costs and expenses accrued in our financial statements.

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the six months ended June 30, 2013.  Based on this review, the value of members’ capital accounts was adjusted from $0.81 per unit to $0.79 per unit, as of July 1, 2013.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

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

NOTE H— NOTES RECEIVABLE

As of November 30, 2010, we had five loans totaling approximately $19.0 million, of which our portion is approximately $0.9 million, before allowances totaling approximately $7.3 million, of which our portion was approximately $0.5 million, and were guaranteed by common guarantors. Pursuant to agreements entered into on March 16, 2009 and July 2, 2009, which modified these loans, three of these loans continued to be secured by real property and two became unsecured due to the permanent financing being obtained for less than the outstanding balance on the loans. On November 30, 2010, we entered into additional agreements to modify the terms related to these five loans in order to further enhance our investment. Pursuant to these additional agreements, we obtained an additional guarantor, interest in operating profits and any aggregate sales proceeds of approximately $542,000 less operating profits previously received related to these properties. The new guarantor is the managing member of the borrowing entities who is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.   As a result of releasing our deeds of trust we classified these loans as unsecured notes receivable for the same amount and recognized a full allowance on this balance.

During June 2013, we terminated the unsecured note receivable on one of the properties, 8960 Sunset Road, with a balance of $1.5 million, of which our portion was approximately $88,000.  We also in connection with the termination released the guarantor who is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005 and forfeited our rights to participate in the operating profits and any aggregate sales proceeds of approximately $88,000 less operating profits previously received related to the property located at 8960 Sunset Road.  We terminated this agreement in relation to MVP REIT an entity managed by a company majority owned by Mr. Shustek, acquiring this property. During August 2013, 10,046 shares of common stock of MVP REIT, Inc. (“MVP REIT”) were assigned by SERE, LLC, the seller of the property and loan guarantor, whose managing member is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005. The 10,046 shares have an equivalent value of approximately $88,000 pursuant to MVP REIT’s current offering. We will recognize the receipt of these shares as Investment in MVP REIT on our balance sheet and as a gain related to recovery of notes receivable previously written off on the consolidated statements of operations during the quarter ending September 30, 2013.

On July 26, 2013, as part of the 8930 Sunset Road property acquisition, MVP REIT has agreed to acquire four additional buildings, for a total of five buildings related to this transaction, located in the same office park. These properties are subject to approximately $454,000 in unsecured notes receivable held by the Company. The buildings are located at 8880 West Sunset Road, Las Vegas, Nevada (the “8880 Sunset Property”) which houses the corporate headquarters of the MVP REIT, 8905 West Post Road, Las Vegas, Nevada (the “8905 Post Property”), 8945 West Post Road, Las Vegas, Nevada (the “8945 Post Property”), 8925 West Post Road, Las Vegas, Nevada (the “8925 Post Property”) and 8930 Sunset Road, Las Vegas, Nevada (the “8930 Sunset Property”). The purchase price for (i) the 8880 Sunset Property is $15.0 million less debt assumed in the approximate amount of $10.2 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $129,000, (ii) the 8905 Property is $6.0 million less debt assumed in the approximate amount of $3.5 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $39,000, (iii) the 8945 Property is $6.2 million less debt assumed in the approximate amount of $3.2 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $73,000, (iv) the 8925 Property is $6.4 million less debt assumed in the approximate amount of $4.0 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $84,000, and (v) the 8930 Property is $6.4 million less debt assumed in the approximate amount of $4.0 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $129,000. The purchase for the five buildings will be paid for with a combination of MVP REIT’s common stock and the assumption of debt. The purchase of the buildings are subject to MVP REIT’s completion of due diligence and the closing of one building is not dependent upon the closing of any other building. To compensate the Company for the termination of our interest we expect to receive additional shares of MVP REIT common stock upon the closing of each building by MVP REIT.

NOTE I — RECENT ACCOUNTING PRONOUNCEMENTS

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

During August 2013 10,046 shares of common stock of MVP REIT, Inc. (“MVP REIT”) were assigned by SERE, LLC the seller of the property and loan guarantor, whose managing member is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005. The 10,046 shares have an equivalent value of approximately $88,000 pursuant to MVP REIT’s current offering. We will recognize the receipt of these shares as Investment in MVP REIT on our balance sheet and as a gain related to recovery of notes receivable previously written off on the consolidated statements of operations during the quarter ending September 30, 2013.

On July 26, 2013, as part of the 8930 Sunset Road property acquisition, MVP REIT has agreed to acquire four additional buildings, for a total of five buildings related to this transaction, located in the same office park. These properties are subject to approximately $454,000 in unsecured notes receivable held by the Company. The buildings are located at 8880 West Sunset Road, Las Vegas, Nevada (the “8880 Sunset Property”) which houses the corporate headquarters of the MVP REIT, 8905 West Post Road, Las Vegas, Nevada (the “8905 Post Property”), 8945 West Post Road, Las Vegas, Nevada (the “8945 Post Property”), 8925 West Post Road, Las Vegas, Nevada (the “8925 Post Property”) and 8930 Sunset Road, Las Vegas, Nevada (the “8930 Sunset Property”). The purchase price for (i) the 8880 Sunset Property is $15.0 million less debt assumed in the approximate amount of $10.2 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $129,000, (ii) the 8905 Property is $6.0 million less debt assumed in the approximate amount of $3.5 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $39,000, (iii) the 8945 Property is $6.2 million less debt assumed in the approximate amount of $3.2 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $73,000, (iv) the 8925 Property is $6.4 million less debt assumed in the approximate amount of $4.0 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $84,000, and (v) the 8930 Property is $6.4 million less debt assumed in the approximate amount of $4.0 million, which was subject to an unsecured note receivable with a balance of $2.2 million, of which our portion was approximately $129,000. The purchase for the five buildings will be paid for with a combination of MVP REIT’s common stock and the assumption of debt. The purchase of the buildings are subject to MVP REIT’s completion of due diligence and the closing of one building is not dependent upon the closing of any other building. To compensate the Company for the termination of our interest we expect to receive additional shares of MVP REIT common stock upon the closing of each building by MVP REIT.

For additional information see Note I – Notes Receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2013 and 2012.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report filed on Form 10-K, Part II, Item 7 for the year ended December 31, 2012.

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

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results should not be viewed as indicative of future results as we implement the Plan.  We currently anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may be longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of June 30, 2013, the financial statements are presented assuming the Fund will continue as a going concern.

We currently have no outstanding loans and our future operations will be focused on disposition of five properties acquired through foreclosure.  Pursuant to the Plan, we will make liquidating distributions to members or as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contract liabilities.  Our manager has established a reserve to cover our ongoing expenses and future obligations.  As of June 30, 2013, our cash was approximately $0.3 million.

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

We believe that the significant level of our non-performing assets is a direct result of the deterioration of the economy and credit markets.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who develop and sell commercial real estate projects have been unable to complete their projects, obtain takeout financing or have been otherwise adversely impacted.  While the general economy has recovered from the 2008 – 2009 recession, commercial real estate values in our principal markets have not fully recovered. Our exposure to the negative developments in the credit markets and general economy has likely been increased by our business strategy, which, until the approval of the Plan, entailed more lenient underwriting standards and expedited loan approval procedures.  Moreover, real estate values in the principal markets in which we operate declined dramatically, which in many cases eroded the current value of the security underlying our loans.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended June 30, 2013, to the three months ended June 30, 2012.

Total Revenue:	2013	2012	$ Change	% Change
Recovery of allowance for doubtful notes receivable	$--	2,000	(2,000)	(100%)
Recovery of allowance for loan loss	--	17,000	(17,000)	(100%)
Total	$--	19,000	69,000	(100%)

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

Total Operating Expenses:	2013	2012	$ Change	% Change
Professional fees	$51,000	42,000	9,000	21%
Other	6,000	10,000	(4,000)	(40%)
Total	$57,000	52,000	5,000	10%

Operating expenses increased as a result of final billings from prior auditors.

See Note J – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Non-operating income:	2013	2012	$ Change	% Change
Recovery from settlement with loan guarantor	$--	114,000	(114,000)	(100%)
Total	$--	114,000	(114,000)	(100%)

During January 2011, we, VRM I and VRM II were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $0.1 million during April 2012.

Total Discontinued Operations	2013	2012	$ Change	% Change
Net gain on sale of real estate held for sale	$--	2,000	(2,000)	(100%)
Gain on sale of building	--	50,000	(50,000)	(100%)
Gain on sale of marketable securities – related party	--	27,000	(27,000)	(100%)
Write-down of real estate held for sale	--	(66,000)	66,000	100%
Income from equity method investee held for sale	18,000	10,000	8,000	80%
Expenses related to real estate held for sale	(5,000)	(25,000)	20,000	80%
Total	$13,000	(2,000)	15,000	750%

During the three months ended June 30, 2012, we recorded net gains of $2,000 on sale of real estate held for sale.  There were no similar gains recorded during the three months ended June 30, 2013.  During the three months ended June 30, 2012, we recorded gain on sale of building of approximately $50,000, which was partial recognition of deferred income in connection with the sale of an office building located in Las Vegas, Nevada, deferred pending recovery of our letter of credit from Vestin Group and Michael Shustek.  In June 2012, we made distributions of approximately $50,000 to Mr. Shustek, which were assigned back to us as partial repayment of the letter of credit.  As a result, we recorded this recovery as revenue.  No such transaction occurred during the three months ended June 30, 2013.  As of December 31, 2011, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.90% of the total outstanding shares.  On June 11, 2012, our Chairman and Chief Executive Officer, Michael Shustek purchased these shares.  This sale resulted in a gain of approximately $27,000.  The decrease in write-downs and expenses related to real estate held for sale is due to the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties.

For additional information see Note D – Real Estate Held for Sale and Note E – Investment in Equity Method Investee Held for Sale of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the six months ended June 30, 2013, to the six months ended June 30, 2012.

Total Revenue:	2013	2012	$ Change	% Change
Interest income from investment in real estate loans	$--	6,000	(6,000)	(100%)
Recovery of allowance for loan loss	--	17,000	(17,000)	(100%)
Recovery of allowance for doubtful notes receivable	2,000	16,000	(14,000)	(88%)
Total	$2,000	39,000	(37,000)	(95%)

Our revenue from interest income was dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Since May 2012, we have had no investments in real estate loans in our portfolio.  Accordingly, our future revenues will be derived primarily from the disposition of our remaining assets and income from properties held for sale.  Final payments on fully reserved notes receivable in the three months ended March 31, 2012 resulted in a decrease in recovery of allowance for doubtful notes receivable during the same period in 2013. During May 2012, we, VRM I and VRM II sold our portions of a fully reserved loan of $14.0 million, of which our portion was $0.2 million to a third party.  We received a payment of approximately $17,000.

Total Operating Expenses:	2013	2012	$ Change	% Change
Provision for loan loss	$--	46,000	(46,000)	100%
Professional fees	66,000	104,000	(38,000)	(37%)
Other	14,000	22,000	(8,000)	(37%)
Total	$80,000	172,000	(92,000)	(54%)

Operating expenses decreased as a result of a decrease in the provision for loan loss due to currently having no loans in our portfolio and by a decrease in professional fees due to a decrease in pending litigation and a reduction in accounting fees due to change of auditors.

See Note J – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Non-operating income:	2013	2012	$ Change	% Change
Recovery from settlement with loan guarantor	$--	114,000	(114,000)	(100%)
Total	$--	114,000	(114,000)	(100%)

During January 2011, we, VRM I and VRM II were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $0.1 million during April 2012.

Total Discontinued Operations	2013	2012	$ Change	% Change
Net gain on sale of real estate held for sale	$--	3,000	(3,000)	(100%)
Gain on sale of building	--	50,000	(50,000)	(100%)
Gain on sale of marketable securities – related party	--	27,000	(27,000)	(100%)
Write-down of real estate held for sale	--	(66,000)	66,000	100%
Income from equity method investee held for sale	43,000	10,000	33,000	330%
Expenses related to real estate held for sale	(11,000)	(40,000)	29,000	73%
Total	$32,000	(16,000)	48,000	300%

During the six months ended June 30, 2012, we recorded net gains of $3,000 on sale of real estate held for sale.  There were no similar gains recorded during the six months ended June 30, 2013.  During the six months ended June 30, 2012, we recorded gain on sale of building of approximately $50,000, which was partial recognition of deferred income in connection with the sale of an office building located in Las Vegas, Nevada, deferred pending recovery of our letter of credit from Vestin Group and Michael Shustek.  In June 2012, we made distributions of approximately $50,000 to Mr. Shustek, which were assigned back to us as partial repayment of the letter of credit.  As a result, we recorded this recovery as revenue.  No such transaction occurred during the six months ended June 30, 2013.  As of December 31, 2011, we owned 114,117 shares of VRM II’s common stock, representing approximately 0.90% of the total outstanding shares.  On June 11, 2012, our Chairman and Chief Executive Officer, Michael Shustek purchased these shares.  This sale resulted in a gain of approximately $27,000.  Increase in income from equity method investee is due to property acquired in 2nd quarter 2012 resulting in one quarter revenue recorded in the six months ended June 30, 2012 and two quarters in the same period in 2013.  The decrease in write-downs and expenses related to real estate held for sale is due to the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties.

For additional information see Note D – Real Estate Held for Sale and Note E – Investment in Equity Method Investee Held for Sale of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended June 30, 2013.  Based on this review the value of members’ capital accounts was adjusted from $0.81 per unit to $0.79 per unit, as of July 1, 2013.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

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

During the six months ended June 30, 2013, net cash flows used in operating activities totaled approximately $0.2 million.  Operating cash flows were used for the payment of normal operating expenses such as, accounting fees, legal bills and expenses related to real estate held for sale.  Cash flows provided by investing activities for the six months ended June 30, 2013 totaled approximately $154,000, in which $2,000 were from proceeds from notes receivable and $152,000 is distribution from our investment in equity method investee.

At June 30, 2013, we had approximately $0.3 million in unrestricted cash and approximately $2.6 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of June 30, 2013 and December 31, 2012, we had no investments in real estate loans.  In accordance with the Plan, we will no longer invest in new loans.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CRITICAL ACCOUNTING ESTIMATES

Real Estate Held for Sale

Real estate held for sale and other real estate owned includes real estate acquired through foreclosure or deed in lieu and will be carried at the lower of the recorded amount, inclusive of any senior indebtedness, or the property’s estimated fair value, less estimated costs to sell, with fair value based on appraisals and knowledge of local market conditions.  The carrying values of real estate held for sale are assessed on a regular basis from updated appraisals, comparable sales values or purchase offers.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Holders

As of August 15, 2013, approximately 509 unit holders held 2,024,424 units in the Company.

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

We anticipate that the liquidation of the sale of foreclosed properties may take five or more years, with the Dissolution process being substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of June 30, 2013, the financial statements are presented assuming the Fund will continue as a going concern.

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
101
The following material from the Company's quarterly report on Form 10-Q for the six  months ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012, (ii) Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Statements of Other Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Statement of Equity for the six months ended June 30, 2013, (v) Statements of Cash Flows for the six months ended June 30, 2013 and the year ended December 31, 2012 and (vi) Notes to the Financial Statements

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

Date: August 14, 2013

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

Date: August 14, 2013

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

Date: August 14, 2013

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

(1)
The Registrant’s Report on Form 10-Q for the six months ended June 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  August 14, 2013

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director*
of Vestin Mortgage, LLC., sole Manager of the Registrant

Date:  August 14, 2013

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