Form 10-Q
period 2013-09-30
VESTIN FUND III LLC
filed 2013-11-14
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes  [   ]    No   [X]

As of November 14, 2013, 2,024,424 membership units in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
Assets
Cash and cash equivalents	$288,000	$354,000
Notes receivable, net of allowance of $439,000 at September 30, 2013 and $871,000 at December 31, 2012	--	--
Investment in MVP REIT, Inc.	431,000	--
Real estate held for sale	297,000	300,000
Investment in equity method investee held for sale	1,014,000	1,103,000
Due from related parties	928,000	928,000
Other assets	6,000	2,000

Total assets	$2,964,000	$2,687,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$6,000	$13,000
Deferred income	935,000	935,000
Due to related parties	2,000	97,000
Total liabilities	943,000	1,045,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at September 30, 2013 and December 31, 2012	2,021,000	1,642,000

Total members' equity	2,021,000	1,642,000

Total liabilities and members' equity	$2,964,000	$2,687,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Interest income from investment in real estate loans	$--	$--	$--	$6,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	--	--	17,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	431,000	4,000	433,000	20,000
Total revenues	431,000	4,000	433,000	43,000

Operating expenses
Provision for loan losses	--	--	--	46,000
Professional fees	24,000	34,000	90,000	139,000
Other	3,000	10,000	18,000	31,000
Total operating expenses	27,000	44,000	108,000	216,000

Income (loss) from operations	404,000	(40,000)	325,000	(173,000)

Non-operating income Gain on sale of marketable securities- related party		2,000		29,000
Recovery from settlement with loan guarantor	--	42,000	--	156,000
Total non-operating income, net	--	44,000	--	185,000

Discontinued Operations
Write-down of real estate held for sale	--	--	--	(66,000)
Gain on sale of building	--	--	--	50,000
Gain on sale of marketable securities – related party	--	--	--	--
Income from equity method investee held for sale	20,000	20,000	63,000	30,000
Net gain on sale of real estate held for sale	4,000	--	4,000	3,000
Expenses related to real estate held for sale	(2,000)	(5,000)	(13,000)	(45,000)
Total income (loss) from discontinued operations	22,000	15,000	54,000	(28,000)

NET INCOME (LOSS)	$426,000	$19,000	$379,000	$(16,000)

Net income (loss) allocated to members	$426,000	$19,000	$379,000	$(16,000)

Net income (loss) allocated to members per weighted average membership units	$0.21	$0.01	$0.19	$(0.01)

Weighted average membership units	2,024,424	2,024,424	2,024,424	2,024,424

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENT OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2012	2,024,424	$1,642,000

Comprehensive loss:

Net income		379,000

Total comprehensive income		379,000

Members' equity at September 30, 2013 (unaudited)	2,024,424	$2,021,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS

(UNAUDITED)
	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$379,000	(16,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan loss	--	46,000
Gain on sale of marketable securities – related party	--	(29,000)
Gain related to sale of real estate held for sale	--	(3,000)
Gain related to recovery of allowance for loan loss	--	(17,000)
Recovery of allowance for doubtful notes receivable	(433,000)	(20,000)
Gain related to recovery of allowance from settlement with loan guarantor	--	(156,000)
Gain on sale of building	--	(50,000)
Write-downs on real estate held for sale	--	66,000
Income from equity method investee held for sale	(63,000)	(30,000)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(7,000)	(17,000)
Due to/from related parties	(95,000)	128,000
Deferred income	--	(50,000)
Other assets	(4,000)	--
Net cash used in operating activities	(223,000)	(148,000)
Cash flows from investing activities:
Investment in real estate held for sale	--	(20,000)
Proceeds from loan payoff	--	194,000
Proceeds from sale of marketable securities – related party	--	161,000
Proceeds from settlement from loan guarantor	--	156,000
Proceeds related to sale of building	--	50,000
Proceeds from notes receivable	2,000	37,000
Proceeds related to real estate held for sale	--	183,000
Proceeds from distribution from investment in equity method investee	152,000	--
Proceeds from nonrefundable earnest money deposit on real estate held for sale	3,000	1,000
Net cash provided by investing activities	157,000	762,000
Cash flows from financing activities:
Liquidating distributions, net of reinvestments	--	(350,000)
Net cash used by financing activities	--	(350,000)

NET CHANGE IN CASH	(66,000)	264,000
Cash, beginning of period	354,000	101,000
Cash, end of period	$288,000	$365,000
Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$--	$103,000
Reclassify loan and related allowance to note receivable	$--	$622,000
Adjustment to note receivable and related allowance	$431,000	$--
Investment in equity method investee – held for sale acquired through foreclosure, net of prior allowance	$--	$1,049,000
Real estate held for sale acquired through foreclosure, net of prior allowance	$--	$167,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may be longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of September 30, 2013, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

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

Pursuant to our Operating Agreement and the Plan of Complete Liquidation and Dissolution approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.  Because of numerous uncertainties, the liquidation may be longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of September 30, 2013, the financial statements are presented assuming the Fund will continue as a going concern.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of September 30, 2013 and December 31, 2012, we had approximately $38,000 and $104,000, respectively, in excess of the federally insured limits.

NOTE D — REAL ESTATE HELD FOR SALE

At September 30, 2013, we held five properties with a total carrying value of approximately $0.3 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the nine months ended September 30, 2013 and 2012 related to our REO totaled approximately $13,000 and $45,000, respectively.  Our REO is accounted for at the lower of cost or fair value less costs to sell, with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2013
Real estate held for sale acquired through foreclosure	$300,000
Additional investment in REO	--
Proceeds on nonrefundable earnest money deposit	3,000
Write down	--
Sale	--
Ending balance, September 30, 2013	$297,000

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

We evaluate our investments in the equity-method investees for impairment each quarter by comparing the carrying amount of each investment to its fair value. Because no active market exists for the investees’ limited liability company membership interests, we evaluate our investments in the equity-method investees for impairment based on our evaluation of the fair value of the equity-method investees’ net assets relative to their carrying values. If we were to determine that the carrying values of our investments in equity-method investees were greater than their fair values, we would write the investments down to their fair values.

The following is a summary of the results of operations related to the investment in equity method investee held for sale for the three and nine months ended September 30, 2013:
	For The Three Months Ended September 30, 2013	For The Nine Months Ended September 30, 2013

Revenue	$172,000	$512,000
Expenses	(93,000)	(264,000)
Net Income	79,000	248,000
% of ownership	25%	25%
Equity method income	$20,000	63,000

NOTE F — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three and nine months ended September 30, 2013 and 2012.

As of September 30, 2013 and 2012, our manager owned 54,863 of our units.  There were no distributions in either period.

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group is currently engaged in litigation with the Purchaser and has not paid certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2011, the court granted a summary judgment to the Purchaser.  Vestin Group and Michael Shustek have provided us with a written agreement to fully indemnify and hold us harmless for any such withdrawals, including the full amount of the $985,000 drawn to date under the letter of credit.  Vestin Group’s obligation is to make us whole no later than August 2014.  Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units which he holds directly and indirectly to the company to commence paying such obligation.  In June 2012, we made distributions of approximately $50,000 directly and indirectly to Mr. Shustek, which we have recorded as revenue and decreased the receivable discussed below.  For a discussion of litigation between us, Vestin Group and the building owner, see Note K - Legal Matters Involving The Manager.

As of September 30, 2013 and December 31, 2012, we had receivables from our manager totaling approximately $0.9 million, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of September 30, 2013, we owed VRM II approximately $2,000. As of December 31, 2012, we owed VRM II approximately $90,000.

As of December 31, 2012, we owed VRM I approximately $8,000.  As of September 30, 2013, we had no receivables or payables.

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

As of September 30, 2013 we owned 48,999 of our common shares of MVP REIT common stock.  For the three and nine months ended September 30, 2013 no dividend income was declared from MVP REIT.

As of September 30, 2013 and 2012, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.72% of our total membership units.  There were no distributions in the three month ended September 2013 or 2012.

As of September 30, 2013 and 2012, Shustek Investments, Inc., a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.88% of our total membership units.  There were no distributions in the three month ended September 2013 or 2012.

As of September 30, 2013 and 2012, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  There were no distributions in the three month ended September 2013 or 2012.

See, also, Notes H and I regarding our interest in MVP REIT, an entity managed by a company which is majority-owned and controlled by Michael Shustek.

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

Contingency Reserve

In accordance with the Plan, we attempt to maintain a contingency reserve of approximately $300,000 for the payment of ongoing expenses, any contingent liabilities or to account for loan or other investment losses: however, the amount of the reserve may fluctuate based on cash expenditure requirements.  Our manager has the discretion to increase or decrease the amount of the reserve, but will endeavor to ensure that the reserve is adequate to pay our outstanding obligations.  The amount of the contingency reserve is based upon estimates and opinions of our manager or through consultation with an outside expert, if our manager determines that it is advisable to retain such expert.  In determining the size of the reserve, our manager reviewed among other things, the value of our non-performing assets and the likelihood of repayment, our estimated contingent liabilities and our estimated expenses, including without limitation, estimated professional, legal and accounting fees, rent, payroll and other taxes, miscellaneous office expenses, facilities costs and expenses accrued in our financial statements.

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the nine months ended September 30, 2013.  Based on this review, the value of members’ capital accounts was adjusted from $0.79 per unit to $1.00 per unit, as of October 1, 2013.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

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

During 2013, SERE, LLC (“SERE”), the loan guarantor whose managing member is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005,  entered into a purchase agreement with MVP REIT, Inc. (“MVP REIT”) to sell six office buildings associated with the unsecured notes receivables mentioned above.  Upon the closing of the sale of each office building, we will terminate the unsecured note receivable and receive from SERE MVP REIT shares of common stock which equate to the amount of our notes receivables pursuant to MVP REIT’s current offering.  We have  recorded  these shares  as Investment in MVP REIT on our balance sheet and recognized their receipt as a gain related to recovery of notes receivable previously written off on the consolidated statements of operations  for the quarter ending September 30, 2013.

The following is a summary of the MVP REIT shares we have or will receive in consideration of cancelling the unsecured notes receivable:

Property Name	Date shares received	Approximate Receivable Balance	Price Per Share	Number of shares received
Wolfpack, LLC	August 2013	$88,000	8.865	9,944
Building C, LLC	August 2013	$130,000	8.775	14,755
Building A, LLC	September 2013	$130,000	8.775	14,755
Devonshire, LLC	September 2013	$83,000	8.775	9,546
SE Property, LLC	October 2013	$39,000	8.775	4,396
ExecuSuites, LLC	Estimated November 2013	$73,000	8.775	8,318

NOTE I — INVESTMENT IN MVP REIT, INC.

As of September 30, 2013, we owned 48,999 shares of common stock of MVP REIT, Inc. (“MVP REIT”), a non-traded REIT.  The shares were assigned to us by SERE, LLC in consideration of the cancellation of certain unsecured notes, as described in Note H above. We recorded a gain of approximately $431,000 upon receipt of such shares and the shares are recorded on our balance sheet as Investment in MVP REIT valued at $431,000.  Such amount was determined based upon the offer price for such shares in MVP REIT’s pending public offering.

NOTE J — RECENT ACCOUNTING PRONOUNCEMENTS

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

During November 2013, we, VRM I and VRM II sold a REO property to an unrelated third party for approximately $0.2 million, of which our portion was approximately $58,000.  This property is fully allowed for and a net gain will be recorded for the full amount.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report filed on Form 10-K, Part II, Item 7 for the year ended December 31, 2012.

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

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Section 14(a) of the Securities and Exchange Act of 1934 on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results should not be viewed as indicative of future results as we implement the Plan.  We currently anticipate that the liquidation will be substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may be longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of September 30, 2013, the financial statements are presented assuming the Fund will continue as a going concern.

We currently have no outstanding loans and our future operations will be focused on disposition of five properties acquired through foreclosure.  In addition, we will attempt to convert our other non-cash assets into cash which may be distributed under the Plan.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contract liabilities.  Our manager has established a reserve to cover our ongoing expenses and future obligations.  As of September 30, 2013, our cash was approximately $0.3 million.

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

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended September 30, 2013, to the three months ended September 30, 2012.

Total Revenue:	2013	2012	$ Change	% Change
Recovery of allowance for doubtful notes receivable	$431,000	$4,000	$427,000	10675%
Total	$431,000	$4,000	$427,000	10675%

Our revenue from interest income was historically dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Since May 2012, we have had no investments in real estate loans in our portfolio.  Accordingly, our future revenues will be derived primarily from the disposition of our remaining assets and income from properties held for sale.

Our revenues for the three month period ended  September 30, 2013 consisted entirely of a non-cash gain realized upon the receipt of 48,999 shares of common stock of MVP REIT, Inc. (“MVP REIT”) in consideration of cancellation of certain unsecured notes guaranteed by SERE, LLC.  The unsecured notes had previously been written off.  The value of the gain was based upon the price charged by MVP REIT for its shares in its pending public offering.  The managing member of SERE, LLC is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.   For further information on this transaction, see Note H to our Financial Statements.  As we have liquidated all of our loans and/or or foreclosed on the underlying properties, we do not expect any future interest income from loans.

Total Operating Expenses:	2013	2012	$ Change	% Change
Professional fees	$24,000	$34,000	$(10,000)	(29%)
Other	3,000	10,000	(7,000)	(70%)
Total	$27,000	$44,000	$(17,000)	39%

Operating expenses decreased as a result of a decrease in pending litigation and a reduction in accounting fees due to change of auditors.

See Note L – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Non-operating income:	2013	2012	$ Change	% Change
Gain on sale of marketable securities, related party	$--	$2.000	$(2,000)	(100%)
Recovery from settlement with loan guarantor	--	42,000	(42,000)	(100%)
Total	$--	$44,000	$(44,000)	(100%)

During January 2011, we, VRM I and VRM II were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $42,000 during the three months ended September 30, 2012.  No such transaction occurred during the same time period in 2013.

Total Discontinued Operations	2013	2012	$ Change	% Change
Net gain on sale of real estate held for sale	$4,000	$--	$4,000	100%
Income from equity method investee held for sale	20,000	20,000	--	--
Expenses related to real estate held for sale	(2,000)	(5,000)	3,000	60%
Total	$22,000	$15,000	$7,000	46%

During the three months ended September 30, 2013, we recorded net gains of $4,000 from settlement received on real estate held for sale.  There were no similar gains recorded during the three months ended September 30, 2012.

For additional information see Note D – Real Estate Held for Sale and Note E – Investment in Equity Method Investee Held for Sale of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the nine months ended September 30, 2013, to the nine months ended September 30, 2012.

Total Revenue:	2013	2012	$ Change	% Change
Interest income from investment in real estate loans	$--	$6,000	$(6,000)	100%)
Recovery of allowance for loan loss	--	17,000	(17,000)	(100%)
Recovery of allowance for doubtful notes receivable	433,000	20,000	413,000	2065%
Total	$433,000	$43,000	$390,000	906%

Our revenue from interest income was historically dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Since May 2012, we have had no investments in real estate loans in our portfolio.  Accordingly, our future revenues will be derived primarily from the disposition of our remaining assets and income from properties held for sale.

Our revenues for the three month period ended September 30, 2013 consisted entirely of a non-cash gain realized upon the receipt of 48,999 shares of common stock of MVP REIT, Inc. (“MVP REIT”) in consideration of cancellation of certain unsecured notes guaranteed by SERE, LLC.  The unsecured notes had previously been written off.  The value of the gain was based upon the price charged by MVP REIT for its shares in its pending public offering.  The managing member of SERE, LLC is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.   For further information on this transaction, see Note H to our Financial Statements.  As we have liquidated all of our loans and/or or foreclosed on the underlying properties, we do not expect any future interest income from loans.  During May 2012, we, VRM I and VRM II sold our portions of a fully reserved loan of $14.0 million, of which our portion was $0.2 million to a third party.  We received a payment of approximately $17,000.

Total Operating Expenses:	2013	2012	$ Change	% Change
Provision for loan loss	$--	$46,000	$(46,000)	100%
Professional fees	90,000	139,000	(49,000)	(35%)
Other	18,000	31,000	(13,000)	(42%)
Total	$108,000	$216,000	$(108,000)	(50%)

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

Total Non-operating income:	2013	2012	$ Change	% Change
Gain on sale of marketable security- related party	$--	$29,000	$29,000	(100%)
Recovery from settlement with loan guarantor	--	156,000	(156,000)	(100%)
Total	$--	$185,000	$(185,000)	(100%)

During January 2011, we, VRM I and VRM II were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $0.2 million during the nine months ended September 30, 2012.  No similar transaction occurred in 2013.  The decrease in gain on sale of marketable securities is primarily due to the sale of our 114,117 shares of VRM II’s common stock to our Chairman and Chief Executive Officer, Michael Shustek on June 11, 2012. No similar transaction occurred in 2013.

Total Discontinued Operations	2013	2012	$ Change	% Change
Net gain on sale of real estate held for sale	$4,000	$3,000	$1,000	33%
Gain on sale of building	--	50,000	(50,000)	(100%)
Write-down of real estate held for sale	--	(66,000)	66,000	100%
Income from equity method investee held for sale	63,000	30,000	33,000	110%
Expenses related to real estate held for sale	(13,000)	(45,000)	32,000	71%
Total	$54,000	$(28,000)	$82,000	293%

During the nine months ended September 30, 2013, we recorded net gains of $4,000 from settlement received on a real estate held for sale, while during the same period in 2012, we recorded net gains of $3,000 on sale of real estate held for sale. During the nine months ended September 30, 2012, we recorded gain on sale of building of approximately $50,000, which was partial recognition of deferred income in connection with the sale of an office building located in Las Vegas, Nevada, deferred pending recovery of our letter of credit from Vestin Group and Michael Shustek.  In June 2012, we made distributions of approximately $50,000 to Mr. Shustek, which were assigned back to us as partial repayment of the letter of credit.  As a result, we recorded this recovery as revenue.  No such transaction occurred during the nine months ended September 30, 2013.  Increase in income from equity method investee is due to property acquired in second quarter 2012, resulting in two quarters’ revenue recorded during the nine months ended September 30, 2012 and three quarters’ revenue recorded during the same period in 2013.  The decrease in write-downs and expenses related to real estate held for sale is due to the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties.

For additional information see Note D – Real Estate Held for Sale and Note E – Investment in Equity Method Investee Held for Sale of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended September 30, 2013.  Based on this review the value of members’ capital accounts was adjusted from $0.79 per unit to $1.00 per unit, as of October 1, 2013.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

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

During the nine months ended September 30, 2013, net cash flows used from operating activities totaled approximately $0.2 million.  Operating cash flows were used for the payment of normal operating expenses such as accounting fees, legal bills and expenses related to real estate held for sale.  Cash flows provided by investing activities for the nine months ended September 30, 2013 totaled approximately $0.2 million, in which $3,000 was from proceeds from a nonrefundable extension fee on real estate held for sale, $2,000 from proceeds from notes receivable and $152,000 from distributions from our investment in equity method investee.

At September 30, 2013, we had approximately $0.3 million in unrestricted cash and approximately $3.0 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of September 30, 2013 and December 31, 2012, we had no investments in real estate loans.  In accordance with the Plan, we will no longer invest in new loans.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Holders

As of November 14, 2013, approximately 509 unit holders held 2,024,424 units in the Company.

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

We anticipate that the liquidation of the sale of foreclosed properties may take five or more years, with the Dissolution process being substantially completed by the second half of 2014.  However, because of numerous uncertainties, the liquidation may take longer or shorter than expected.  Because the liquidation of the Fund was not imminent, as of September 30, 2013, the financial statements are presented assuming the Fund will continue as a going concern.

There are a number of factors that could delay our anticipated timetable, including the following:

•
Delays in the sale of real estate held by us through foreclosures, which may take many years to complete due to the time required to resolve pending litigation and bankruptcy matters involving foreclosed properties and to identify suitable buyers and consummate the sale of such properties;

•	Delays in the disposition of other non-cash assets;

•	Lawsuits or other claims asserted by or against us;

•	Unanticipated legal, regulatory or administrative requirements; and

•	Delays in settling our remaining obligations.

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
101
The following material from the Company's quarterly report on Form 10-Q for the nine months ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012, (ii) Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Statement of Equity for the nine months ended September 30, 2013, (iv) Statements of Cash Flows for the nine months ended September 30, 2013 and the year ended December 31, 2012 and (v) Notes to the Financial Statements

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

Date: November 14, 2013

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

Date: November 14, 2013

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

Date: November 14, 2013

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

(1)
The Registrant’s Report on Form 10-Q for the nine months ended September 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  November 14, 2013

/s/ Michael V. Shustek
Michael V. Shustek
Chief Executive Officer and Director*
of Vestin Mortgage, LLC., sole Manager of the Registrant

Date:  November 14, 2013

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