Form 10-K
VESTIN FUND III LLC
filed 2014-03-31
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-51310

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

As of March 31, 2014, the Company had 2,024,424 units outstanding.

PART I

Special Note Regarding Forward-Looking Statements

This report includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Such forward-looking statements may be identified by the use of such words as “expects,” “plans,” “estimates,” “intend,” “might,” “may,” “could,” “will,” “feel,” “forecasts,” “projects,” “anticipates,” “believes” and words of similar expression.  Forward-looking statements may relate to, without limitation, our ability and the timing required to execute and carry out our plan of liquidation and dissolution, the timing and anticipated proceeds available for distribution, pending litigation involving us and  future  economic conditions and other developments and trends in the commercial real estate industry.   Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties discussed in this Annual Report on Form 10-K and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans. We had anticipated that the liquidation would be substantially completed by the second half of 2014.  However, the orderly sale of each of our remaining assets will take longer to complete than we had anticipated.  As a result, we now do not expect to be able to complete the liquidation before the end of this year, and are targeting completion by the end of 2015.  The exact timing for completion of the liquidation will be impacted by real estate market conditions and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able complete the liquidation within a particular date or by the anticipated time frame.

Because the liquidation of the Fund was not imminent, as of December 31, 2013, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On January 14, 2014, we made liquidation distributions to all Fund Members in the aggregate amount of approximately $0.3 million in accordance with the Plan.  This distribution follows liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, and June 15, 2012,  in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, and $0.4 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note G – Members’ Equity in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

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

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC, (“Fund I”) and Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC, (“Fund II).  These entities have been formed to invest in real estate loans and other investments in real property.

Business Objectives

As a result of our members’ decision to liquidate the Company, we will not make any new loans and are in the process of winding up our affairs by pursuing remedies with respect to defaulted loans and preparing for sale/selling of our real estate held for sale.  As of December 31, 2013, we no longer have investments in real estate loans.  Below is a brief description of our prior business activities.

Employees

We have no employees.  Our manager has provided, and will continue to provide, most of the employees necessary to carry our plan of liquidation and dissolution, except as described below regarding Strategix Solutions, LLC.  As of December 31, 2013, the Vestin entities had a total of 6 full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees, and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2016.

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

Our manager shares office facilities in Las Vegas, Nevada through a sublease with its affiliate, Vestin Group.  In March, 2010, Vestin Group entered into a ten-year lease agreement for office facilities in Las Vegas, Nevada.

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

Holders

As of March 31, 2014, approximately 509 unit holders held 2,024,424 units in the Company.

Liquidation Distribution Policy

On January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, June 15, 2012, and January 14, 2014, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, $0.4 million, and $0.3 million, respectively, in accordance with the Plan.  The amount distributed to each Member of the Fund was calculated based upon the percentage ownership interest of such Member in the Fund.  See Note G – Members’ Equity of Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

We intend to make liquidating distributions in accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the SEC on May 11, 2009.  We will distribute to our members the net proceeds we receive from the sale of our real estate held for sale, less a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  A final liquidating distribution will be made after we have completed the winding up of our business operations and made appropriate provision for any remaining obligations.

We are targeting completion of the liquidation by the end of 2015.  The exact timing for completion of the liquidation will be impacted by real estate market conditions and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able complete the liquidation within a particular date or by the anticipated time frame.  Because the liquidation of the Fund was not imminent, as of December 31, 2013, the financial statements are presented assuming the Fund will continue as a going concern.

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

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2013, and 2012.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Annual Report on Form 10-K.  In light of the decision in July 2009 to liquidate the Company, our historical operating results should not be viewed as indicative of future operating results.  The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results should not be viewed as indicative of future results as we implement the Plan. We had anticipated that the liquidation would be substantially completed by the second half of 2014.  However, the orderly sale of each of our remaining assets will take longer to complete than we had anticipated.  As a result, we now do not expect to be able to complete the liquidation before the end of this year, and are targeting completion by the end of 2015.  The exact timing for completion of the liquidation will be impacted by real estate market conditions and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able complete the liquidation within a particular date or by the anticipated time frame.

Because the liquidation of the Fund was not imminent, as of December 31, 2013, the financial statements are presented assuming the Fund will continue as a going concern.

We currently have no outstanding loans and our future operations will be focused on disposition of two properties acquired through foreclosure.  In addition, we will attempt to convert our other non-cash assets into cash which may be distributed under the Plan.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contract liabilities.  Our manager has established a reserve to cover our ongoing expenses and future obligations.  As of December 31, 2013, our cash was approximately $0.4 million.

On January 14, 2014, we made liquidation distributions to all Fund Members in the aggregate amount of approximately $0.3 million in accordance with the Plan.  This distribution follows liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, and, June 15, 2012, and January 14, 2014, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, and $0.4 million, and $0.3 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note G –  Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

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

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the year ended December 31, 2013, to the year ended December 31, 2012.

Total Revenue:	2013	2012	$ Change	% Change
Interest income from investment in real estate loans	$--	$6,000	$(6,000)	(100%)
Recovery of allowance for loan loss	--	17,000	(17,000)	(100%)
Recovery of allowance for doubtful notes receivable	553,000	22,000	531,000	2414%
Total	$553,000	$45,000	$508,000	1129%

Our revenue from interest income was historically dependent upon the balance of our investment in real estate loans and the interest earned on these loans.  Since May 2012, we have had no investments in real estate loans in our portfolio.  Accordingly, our future revenues will be derived primarily from the disposition of our remaining assets and income from properties held for sale.

Our revenues for the year ended December 31, 2013 consisted entirely of a non-cash gain realized upon the receipt of 61,714 shares of common stock of MVP REIT, Inc. (“MVP REIT”) in consideration of cancellation of certain unsecured notes guaranteed by SERE Holdings, LLC. (“SERE”)  The unsecured notes had previously been written off.  The value of the gain was based upon the price charged by MVP REIT for its shares in its ongoing public offering.  The managing member of SERE is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.   For further information on this transaction, see Note H to our Financial Statements.  As we have liquidated all of our loans and/or foreclosed on the underlying properties, we do not expect any future interest income from loans.  During May 2012, we, VRM I and VRM II sold our portions of a fully reserved loan of $14.0 million, of which our portion was $0.2 million to a third party.  We received a payment of approximately $17,000.

Total Operating Expenses:	2013	2012	$ Change	% Change
Provision for loan loss	$--	$46,000	$(46,000)	100%
Professional fees	111,000	170,000	(59,000)	(35%)
Consulting	18,000	24,000	(6,000)	(25%)
Other	11,000	18,000	(7,000)	(39%)
Total	$140,000	$258,000	$(118,000)	(46%)

Operating expenses decreased as a result of a decrease in the provision for loan loss due to currently having no loans in our portfolio and by a decrease in professional fees due to a decrease in pending litigation and a reduction in accounting fees due to a change of auditors.

See Note J – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Total Non-operating income:	2013	2012	$ Change	% Change
Gain on sale of marketable security- related party	$--	$29,000	$(29,000)	(100%)
Distribution income	8,000	--	8,000	100%
Recovery from settlement with loan guarantor	--	157,000	(157,000)	(100%)
Total	$8,000	$186,000	$(178,000)	(96%)

In 2013 we received dividend income of approximately $8,000 for our shares in MVP REIT.  During January 2011, we, VRM I and VRM II were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $0.2 million during the year ended December 31, 2012.  No similar transaction occurred in 2013.  The decrease in gain on sale of marketable securities is primarily due to the sale of our 114,117 shares of VRM II’s common stock to our Chairman and Chief Executive Officer, Michael Shustek on June 11, 2012. No similar transaction occurred in 2013.

Total Discontinued Operations	2013	2012	$ Change	% Change
Net gain on sale of real estate held for sale	$78,000	$3,000	$75,000	2500%
Gain on sale of building	--	50,000	(50,000)	(100%)
Write-down of real estate held for sale	--	(302,000)	(302,000)	100%
Income from equity method investee held for sale	84,000	54,000	30,000	56%
Expenses related to real estate held for sale	(19,000)	(60,000)	41,000	68%
Total	$143,000	$(255,000)	$(206,000)	81%

During the year ended December 31, 2013, we recorded net gains of $78,000 from settlement received on and sale of real estate held for sale, while during the same period in 2012, we recorded net gains of $3,000 on sale of real estate held for sale. During the year ended December 31, 2012, we recorded gain on sale of building of approximately $50,000, which was partial recognition of deferred income in connection with the sale of an office building located in Las Vegas, Nevada, deferred pending recovery of our letter of credit from Vestin Group and Michael Shustek.  In September 2012, we made distributions of approximately $50,000 to Mr. Shustek, which were assigned back to us as partial repayment of the letter of credit.  As a result, we recorded this recovery as revenue.  No such transaction occurred during the year ended December 31, 2013.  Increase in income from equity method investee is due to property acquired in second quarter 2012, eight months revenue was recorded during the year ended December 31, 2012, and a full years revenue was recorded during the same period in 2013.  The decrease in write-downs and expenses related to real estate held for sale is due to the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties.

For additional information see Note D – Real Estate Held for Sale, Note F – Related Party Transactions and Note E – Investment in Equity Method Investee Held for Sale of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended December 31, 2013.  Based on this review the value of members’ capital accounts was adjusted from $1.00 per unit to $1.09 per unit, as of January 1, 2014.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions:  At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the SEC on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.  As of July 2, 2009, the total redemptions made from inception were approximately $10.4 million.  For additional information regarding members redemptions, see Note G – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

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

During the year ended December 31, 2013, net cash flows used from operating activities totaled approximately $0.3 million.  Operating cash flows were used for the payment of normal operating expenses such as accounting fees, legal bills and expenses related to real estate held for sale.  Cash flows provided by investing activities for the year ended December 31, 2013 totaled approximately $0.3 million, in which $3,000 was from proceeds from a nonrefundable extension fee on real estate held for sale, $128,000 from proceeds from sale of real estate held for sale, $11,000 from proceeds from notes receivable and $202,000 from distributions from our investment in equity method investee.

At December 31, 2013, we had approximately $0.4 million in unrestricted cash and approximately $3.1 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of December 31, 2013 and 2012, we had no investments in real estate loans.  In accordance with the Plan, we will no longer invest in new loans.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2013, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note J – Recent Accounting Pronouncements of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
Vestin Fund III, LLC

We have audited the accompanying balance sheet of Vestin Fund III, LLC (the “Company”) as of December 31, 2013, and the related statements of operations, members’ equity and other comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund III, LLC as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ De Joya Griffith, LLC
Henderson, Nevada
March 20, 2014

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

/s/ JLK Rosenberger, LLP

Irvine, California
March 28, 2013

FINANCIAL STATEMENTS

VESTIN FUND III, LLC
BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Assets
Cash and cash equivalents	$409,000	$354,000
Notes receivable, net of allowance of $327,000 at December 31, 2013 and $871,000 at December 31, 2012	--	--
Marketable securities – related party	551,000	--
Real estate held for sale	249,000	300,000
Investment in equity method investee held for sale	985,000	1,103,000
Due from related parties	948,000	928,000
Other assets	5,000	2,000

Total assets	$3,147,000	$2,687,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$6,000	$13,000
Deferred income	935,000	935,000
Due to related parties	--	97,000
Total liabilities	941,000	1,045,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at December 31, 2013 and 2012	2,206,000	1,642,000

Total members' equity	2,206,000	1,642,000

Total liabilities and members' equity	$3,147,000	$2,687,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2013	2012
Revenues
Interest income from investment in real estate loans	$--	$6,000
Gain related to pay off of real estate loan, including recovery of allowance for loan loss	--	17,000
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	553,000	22,000
Total revenues	553,000	45,000

Operating expenses
Provision for loan losses	--	46,000
Professional fees	111,000	170,000
Consulting	18,000	24,000
Other	11,000	18,000
Total operating expenses	140,000	258,000

Income (loss) from operations	413,000	(213,000)

Non-operating income Gain on sale of marketable securities- related party	--	29,000
Recovery from settlement with loan guarantor	--	157,000
Distribution income	8,000
Total non-operating income, net	8,000	186,000

Discontinued Operations
Write-down of real estate held for sale	--	(302,000)
Gain on sale of building	--	50,000
Gain on sale of marketable securities – related party	--	--
Income from equity method investee held for sale	84,000	54,000
Net gain on sale of real estate held for sale	78,000	3,000
Expenses related to real estate held for sale	(19,000)	(60,000)
Total income (loss) from discontinued operations	143,000	(255,000)

NET INCOME (LOSS)	$564,000	$(282,000)

Net income (loss) allocated to members	$564,000	$(282,000)

Basic and diluted income (loss) per weighted average membership unit
Continuing operations	$0.21	$(0.01)
Discontinued operations	$0.07	$(0.13)
Total basic and diluted income (loss) per weighted average membership unit	$0.28	$(0.14)
Dividends declared per membership unit	$--	$--
Weighted average membership units	2,024,424	2,024,424

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC
STATEMENTS OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE LOSS

	Units	Amount
Members' equity at December 31, 2011	2,024,424	$2,274,000

Comprehensive loss:

Net loss		(282,000)

Total comprehensive loss		(282,000)

Distributions		(350,000)

Members' equity at December 31, 2012	2,024,424	$1,642,000

Comprehensive loss:

Net income		564,000

Total comprehensive loss		564,000

Distributions		--

Members' equity at December 31, 2013	2,024,424	$2,206,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC
STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$564,000	$(282,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan loss	--	46,000
Gain on sale of marketable securities – related party	--	(29,000)
Gain related to sale of real estate held for sale	(78,000)	(3,000)
Gain related to recovery of allowance for loan loss	--	(17,000)
Recovery of allowance for doubtful notes receivable	(553,000)	(22,000)
Dividend income	(8,000)	--
Gain related to recovery of allowance from settlement with loan guarantor	--	(157,000)
Gain on sale of building	--	(50,000)
Write-downs on real estate held for sale	--	302,000
Income from equity method investee held for sale	(84,000)	(54,000)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(7,000)	(4,000)
Due to/from related parties	(117,000)	161,000
Deferred income	--	(50,000)
Other assets	(3,000)	--
Net cash used in operating activities	$(286,000)	$(159,000)
Cash flows from investing activities:
Investment in real estate held for sale	--	(20,000)
Proceeds from loan payoff	--	194,000
Proceeds from sale of marketable securities – related party	--	161,000
Proceeds from settlement from loan guarantor	--	157,000
Proceeds related to sale of building	--	50,000
Proceeds from notes receivable	11,000	37,000
Proceeds related to real estate held for sale	128,000	183,000
Proceeds from distribution from investment in equity method investee	202,000	--
Proceeds from nonrefundable earnest money deposit on real estate held for sale	3,000	--
Net cash provided by investing activities	$341,000	$762,000
Cash flows from financing activities:
Liquidating distributions, net of reinvestments	--	(350,000)
Net cash used by financing activities	$--	$(350,000)
NET CHANGE IN CASH	55,000	253,000
Cash, beginning of period	354,000	101,000
Cash, end of period	$409,000	$354,000
Non-cash investing and financing activities:
Write-off of interest receivable and related allowance	$--	$103,000
Reclassify loan and related allowance to note receivable	$--	$622,000
Shares received in settlement of notes receivable	$542,000	$--
Investment in equity method investee – held for sale acquired through foreclosure, net of prior allowance	$--	$1,049,000
Real estate held for sale acquired through foreclosure, net of prior allowance	$--	$167,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We had anticipated that the liquidation would be substantially completed by the second half of 2014.  However, the orderly sale of each of our remaining assets will take longer to complete than we had anticipated.  As a result, we now do not expect to be able to complete the liquidation before the end of this year, and are targeting completion by the end of 2015.  The exact timing for completion of the liquidation will be impacted by real estate market conditions and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able complete the liquidation within a particular date or by the anticipated time frame.

Because the liquidation of the Fund was not imminent, as of December 31, 2013, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On January 14, 2014, we made liquidation distributions to all Fund Members in the aggregate amount of approximately $0.3 million in accordance with the Plan.  This distribution follows liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, and June 15, 2012,  in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, and $0.4 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note G – Members’ Equity in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of December 31, 2013 and 2012, we had approximately $159,000 and $104,000, respectively, in excess of the federally insured limits.

NOTE D — REAL ESTATE HELD FOR SALE

At December 31, 2013, we held two properties with a total carrying value of approximately $0.3 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the year ended December 31, 2013 and 2012 related to our REO totaled approximately $19,000 and $60,000, respectively.  Our REO is accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

During December 2013, we, VRM I and VRM II sold a REO property to an unrelated third party for approximately $1.7 million, of which our portion was approximately $52,000.  A net gain of approximately $4,000 was recorded.

During December 2013, we, VRM I and VRM II sold a REO property to an unrelated third party for approximately $0.2 million, of which our portion was approximately $56,000.  This property is fully allowed for and a net gain was recorded for the full amount.

We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2013	$300,000
Proceeds on nonrefundable extension fee	(3,000)
Sales	(48,000)
Ending balance, December 31, 2013	$249,000

NOTE E – INVESTMENTS IN EQUITY METHOD INVESTEE HELD FOR SALE

During May 2012, we, VRM I and VRM II foreclosed on a loan with a balance of approximately $6.0 million, of which our portion was approximately $1.5 million. The property includes 23 cottage units in a retirement community located in Eugene, Oregon. The property includes operations, which will be reported as an asset held for sale from the date of this foreclosure. During May and December 2013 we, VRM I and VRM II received distributions in the amount of $797,000 of which our portion was $202,000.

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

Our acquisition of VREO XXV was accounted for in accordance with this standard and the Company has allocated the purchase price of VREO XXV based upon the estimated fair value of the net assets acquired and liabilities assumed and the fair value of the non-controlling interest measured at the acquisition date. The estimated fair value of VREO XXV at the time of the acquisition totaled $4.1 million.

We performed an allocation as of the foreclosure date as follows:

Cash	$308,000
Property and equipment	3,841,000
Current assets	14,000
Accounts payable and accrued liabilities	(23,000)

Net assets	$4,140,000

In addition, we estimated the fair value of the asset at $1.0 million, which is 25% of the total asset.

The following is a summary of the results of operations related to the investment in equity method investee held for sale for the year ended December 31, 2013 and 2012:
For The Year Ended December 31, 2013

Revenue	$686,000
Expenses	(356,000)
Net Income	$330,000
% of ownership	25%
Equity method income	$84,000

For The Period from May 1, 2012 (foreclosure) through December 31, 2012

Revenue	$435,000
Expenses	(220,000)

Net Income	$215,000

NOTE F — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the years ended December 31, 2013 and 2012.

As of December 31, 2013 and 2012, our manager owned 54,863 of our units. During the year ended December, 2012, we made liquidating distributions to our manager of approximately $9,000, in accordance with the Plan. This distribution was returned to the company as partial repayment of the letter of credit mentioned below.  There were no distributions in 2013.

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  Vestin Group and Michael Shustek have provided us with a written agreement to fully indemnify and hold us harmless for any such withdrawals, including the full amount of the $985,000 drawn to date under the letter of credit.  Vestin Group’s obligation is to make us whole by no later than August 2014.  Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units which he holds directly and indirectly to the company to commence paying such obligation.  In June 2012, we made distributions of approximately $50,000 directly and indirectly to Mr. Shustek, which we have recorded as revenue and decreased the receivable discussed above.

As of December 31, 2013 and 2012, we had receivables from our manager totaling approximately $0.9 million, primarily related to the withdrawal of the letter of credit referred to above.

During May 2012, our manager received total consultation fees of approximately $17,000, related to the sale of a VRM I, VRM II and our REO property.
Transactions with Other Related Parties

As of December 31, 2013, we had a receivable from VRM II of approximately $20,000. As of December 31, 2012, we owed VRM II approximately $90,000.

As of December 31, 2012, we owed VRM I approximately $8,000.  As of December 31, 2013, we had no receivables or payables.

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

As of December 31, 2013 and 2012, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.7% of our total membership units.  There were no distributions made during the year ended December 31, 2013.  During the year ended December 31, 2012, we made liquidating distributions to inVestin of approximately $6,000.  Distributions were returned to the company as partial repayment of the letter of credit mentioned above

As of December 31, 2013 and 2012, Shustek Investments, Inc., a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.9% of our total membership units.  There were no distributions during the year ended December 2013.  During the year ended December 31, 2012, we made liquidating distributions to Shustek Investments of approximately $35,000.  Distributions were returned to the company as partial repayment of letter of credit mentioned above.

As of December 31, 2013 and 2012, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  There were no distributions during the year ended December 31, 2013. During the year ended December 31, 2012, we made liquidating distributions to Mr. Shustek’s spouse of approximately $400.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the year ended December 31, 2013.  Based on this review, the value of members’ capital accounts was adjusted from $1.00 per unit to $1.09 per unit, as of January 1, 2014.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

Liquidating Distributions

On January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, June 15, 2012, and January 14, 2014 we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, $0.4 million, and $0.3 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.

Redemption Limitation

In accordance with the Plan, our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

NOTE H — NOTES RECEIVABLE

As of November 30, 2010, we had five loans totaling approximately $19.0 million, of which our portion is approximately $0.9 million, before allowances totaling approximately $7.3 million, of which our portion was approximately $0.5 million, and were guaranteed by common guarantors. Pursuant to agreements entered into on March 16, 2009 and July 2, 2009, which modified these loans, three of these loans continued to be secured by real property and two became unsecured due to the permanent financing being obtained for less than the outstanding balance on the loans. On November 30, 2010, we entered into additional agreements to modify the terms related to these five loans in order to further enhance our investment. Pursuant to these additional agreements, we obtained an additional guarantor, interest in operating profits and aggregate sales proceeds of approximately $543,000 less operating profits previously received related to these properties. The new guarantor is the managing member of the borrowing entities who is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005.  As a result of releasing our deeds of trust we classified these loans as unsecured notes receivable for the same amount and recognized a full allowance on this balance.

During 2013, SERE, the loan guarantor whose managing member is also the principal manager of L.L. Bradford and was a former officer of our manager from April 1999 through January 2005,  entered into a purchase agreement with MVP REIT, Inc. (“MVP REIT”) to sell six office buildings associated with the unsecured notes receivables mentioned above.  Upon the closing of the sale of each office building, we terminated the unsecured note receivable and received from SERE MVP REIT shares of common stock which equate to the amount of our notes receivables pursuant to MVP REIT’s current offering.  We have recorded these shares as Marketable securities – related party on our balance sheet and recognized their receipt as a gain related to recovery of notes receivable previously written off on the consolidated statements of operations for the year ending December 31, 2013.

The following is a summary of the MVP REIT shares we have or will receive in consideration of cancelling the unsecured notes receivable:

Property Name	Date shares received	Approximate Receivable Balance	Price Per Share	Number of shares received
Wolfpack, LLC	August 2013	$88,000	8.865	9,944
Building C, LLC	August 2013	$130,000	8.775	14,755
Building A, LLC	September 2013	$130,000	8.775	14,755
Devonshire, LLC	September 2013	$83,000	8.775	9,546
SE Property, LLC	October 2013	$39,000	8.775	4,396
ExecuSuites, LLC	November 2013	$73,000	8.775	8,318

During February 2012, we, VRM I and VRM II received a payment in full satisfaction of an investment in real estate loan secured by a first deed of trust and a partial payment of an investment in real estate loan secured by a second deed of trust on the same real estate.  The remaining balance due on the second deed of trust was previously fully allowed for, of approximately $0.4 million was moved to notes receivable and remains fully allowed for.  As of December 31, 2013, the balance is approximately $0.3 million.

NOTE I — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2013, we owned 61,714 shares of common stock of MVP REIT, Inc. (“MVP REIT”), a non-traded REIT.  The shares were assigned to us by SERE, LLC in consideration of the cancellation of certain unsecured notes, as described in Note H above.  We recorded a gain of approximately $551,000 upon receipt of such shares and the shares are recorded on our balance sheet as Investment in related party valued at $551,000.  Such amount was determined based upon the offer price for such shares in MVP REIT’s pending public offering.

NOTE J — RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements have been defined that would materially impact our financial statements.

NOTE K— LEGAL MATTERS INVOLVING THE MANAGER

[The United States Securities and Exchange Commission (the “Commission”), conducted an investigation of certain matters related to us, our manager, Vestin Capital, VRM I, and VRM II.  We fully cooperated during the course of the investigation.  On September 27, 2006, the investigation was resolved through the entry of an Administrative Order by the Commission (the “Order”).  Our manager, Vestin Mortgage and its Chief Executive Officer, Michael Shustek, as well as Vestin Capital (collectively, the “Respondents”), consented to the entry of the Order without admitting or denying the findings therein.

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

On January 14, 2014, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $0.3 million in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund. inVestin, Vestin Mortgage and Shustek Investments returned their entire distribution amounts to us in partial satisfaction of their outstanding obligations to us as described in this report above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our manager, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, our manager carried out an evaluation, under the supervision and with the participation of our manager’s CEO and CFO, as of December 31, 2013, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our manager’s evaluation, our manager’s CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers of the Manager, believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our manager’s CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2013.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We do not have a Board of Directors or any corporate officers.  We are managed by Vestin Mortgage, a privately held company which is majority owned by Vestin Group, Inc.  The powers, responsibilities and obligations of our manager are set forth in our Operating Agreement.  The CEO and CFO of Vestin Mortgage function as the equivalent of our CEO and CFO.

Michael Shustek is the principal executive of our manager.  Accordingly, we do not have an audit committee or anybody that functions as the equivalent of an audit committee.  Our units are not listed on any exchange and we are not required to have an audit committee which consists of independent directors and meets the other requirements of Section 10A(m) of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

Our manager is responsible for overseeing management of the Company’s risks.

The following table sets forth the names, ages as of March 31, 2014 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager) or our affiliates:

Name	Age	Title
Michael V. Shustek	55	President, Chief Executive Officer and Chairman
Tracee Gress (1)	43	Chief Financial Officer
Michael J. Whiteaker	64	Vice President of Regulatory Affairs

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

Tracee Gress has acted as the equivalent of our Chief Financial Officer (CFO) since January 14, 2013.  In addition, Ms. Gress was appointed as the Chief Financial Officer of Vestin Realty Mortgage I, Inc. (“VRM I”) and Vestin Realty Mortgage II, Inc. (“VRM II”). Ms. Gress’ services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Strategix Solutions is managed by LL Bradford, a certified public accounting firm, and provides accounting and financial reporting services on our behalf. Ms. Gress is a Certified Public Accountant and has worked for LL Bradford for approximately 5 years. Ms. Gress has audited various public and private companies.  Additionally, she has also acted as Chief Financial Officer for various private companies.  She received a Bachelor of Business Administration degree in Accounting from the University of Nevada, Las Vegas.

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

We do not compensate any executive officers.  We are required to pay our manager a management (acquisition and advisory) fee and certain other fees in accordance with the terms of our Operating Agreement.  For the years ended December 31, 2013 and 2012, no such fees were paid.  In addition, we may pay our manager or its affiliates for services rendered in selling properties acquired through foreclosure.  We also pay a fee to Strategix Solutions which is based upon the wages of the employees providing the services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of March 31, 2014, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of number of membership units by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding membership units.  Unless otherwise noted, the percentage ownership is calculated based on 2,024,424 membership units as of March 31, 2014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Michael V. Shustek 8880 West Sunset Rd, Ste 200 Las Vegas, NV 89118	Sole voting and investment power of 289,718 units & shared voting and investment power of 2,963 units held by his spouse	14.5%

The following table sets forth the total number and percentage of our membership units beneficially owned as of March 31, 2014 by:

•	our manager’s chief executive officer and other executive officers; and

•	all of our manager’s executive officers as a group.

Unless otherwise noted, the percentage ownership is calculated based on 2,024,424 units of our total outstanding membership units as of March 31, 2014.

		Common Shares Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek (1)	8880 West Sunset Rd, Ste 200 Las Vegas, NV 89148	292,682	14.5%
All directors and executive officers of our manager as a group		292,682	14.5%

(1)
Includes 54,863 units held by our manager and 200,000 units held by Shustek Investments, 34,856 units held by inVestin and 2,963 units held by his spouse.  Mr. Shustek is the Principle Executive Officer.  Mr. Shustek is the sole owner, Chairman, President and Chief Executive Officer of Shustek Investments, Inc.  Mr. Shustek is the sole owner, Chairman, President and Chief Executive Officer of inVestin Nevada, Inc.  Mr. Shustek has sole voting and investment power in all these units, except for the units held by his spouse.

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

During the year ended December 31, 2013 and 2012, De Joya Griffith, LP (“De Joya Griffith”) and JLK Rosenberger, LLP (“JLK”) services to us as follows:

	De Joya Griffith December 31, 2013	JLK December 31, 2012
Audit Fees	$13,000	$55,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

De Joya Griffith and JLK did not perform any non-audit services for us in the years ended December 31, 2013 and 2012.

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

(a) 3.  Exhibits

Reference is made to the Exhibit Index appearing immediately after the signature page to this report for a list of exhibits filed as part of this report.

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
Tracee Gress
Chief Financial Officer of the Manager
(Principal Financial and Accounting Officer of the Manager)

Date:  March 31, 2014

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Plan of Complete Liquidation and Dissolution
3.1(2)	Articles of Organization
3.2(3)	Certificate of Amendment to Articles of Organization
3.3(4)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)
4.4(5)	Distribution Reinvestment Plan
10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Group, Inc.
10.10(7)	Indemnification agreement dated March 25, 2009 by and between Vestin Group, Inc. and Vestin Fund III, LLC
10.11 (8)	Agreement between Strategix Solutions, LLC and Vestin Fund III, LLC for accounting services.
10.12 (9)	Plan of Complete Liquidation and Dissolution
10.13 (10)	Deed in Lieu
21.1*	List of Subsidiaries of Vestin Fund III, LLC
31.1*	Section 302 Certification of Michael V. Shustek
31.2*	Section 302 Certification of Tracee Gress
32*	Certification Pursuant to 18 U.S.C. Sec. 1350

(1)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on May 11, 2009 (File No. 000-51301)
(2)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003 (File No. 333-105017)
(3)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004 (File No. 333-105017)
(4)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on January 29, 2007 (File No. 000-51301)
(5)	Incorporated herein by reference to Exhibit 4.4 of our Post-Effective Amendment No. 5 to Form S-11 Registration Statement filed on April 28, 2006 (File No. 333-105017)
(6)	Incorporated herein by reference to our Form 10-KSB filed on March 30, 2005 (File No. 333-105017)
(7)	Incorporated herein by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 27, 2009 (File No. 000-51301)
(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed on May 14, 2009 (File No. 000-51301)
(9)	Incorporated herein by reference to the Proxy Statement dated May 11, 2009 (File No. 000-51301)
(10)	Incorporated herein by reference to the Annual Report on Form 10-K filed on May 16, 2012 (File No. 000-51301)
*	Filed concurrently herewith.