Form 10-Q
period 2014-05-12
VESTIN FUND III LLC
filed 2014-05-14
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes  [   ]    No   [X]

As of May 13, 2014, 2,024,424 membership units in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Assets
Cash and cash equivalents	$162,000	$409,000
Marketable securities – related party	560,000	551,000
Notes receivable, net of allowance of $318,000 at March 31, 2014 and December 31, 2013	--	--
Real estate held for sale	249,000	249,000
Investment in equity method investee held for sale	1,005,000	985,000
Due from related parties	877,000	948,000
Other assets	1,000	5,000

Total assets	$2,854,000	$3,147,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$10,000	$6,000
Deferred income	935,000	935,000
Total liabilities	945,000	941,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at March 31, 2014 and December 31, 2013	1,909,000	2,206,000

Total members' equity	1,909,000	2,206,000

Total liabilities and members' equity	$2,854,000	$3,147,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)
	For the Three Months Ended March 31,
	2014	2013
Revenues
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	$--	$2,000
Total revenues	--	2,000

Operating expenses
Professional fees	20,000	15,000
Other	12,000	8,000
Total operating expenses	32,000	23,000

Loss from operations	(32,000)	(21,000)

Non-operating income
Recovery from settlement with loan guarantor	16,000	--
Dividend income – related party	9,000
Total non-operating income, net	25,000	--

Loss from continuing operations	(7,000)	(21,000)

Discontinued operations
Income from equity method investee held for sale	20,000	25,000
Expenses related to real estate held for sale	(13,000)	(6,000)
Total income (loss) from discontinued operations	7,000	19,000

Net income (loss)	$--	$(2,000)

Net income (loss) allocated to members	$--	$(2,000)

Basic and diluted income (loss) per weighted average membership unit
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	0.01	0.01
Total basic and diluted income (loss) per weighted average membership unit	$0.00	$(0.00)
Dividends declared per membership unit	$--	$--
Weighted average membership units	2,024,424	2,024,424

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENT OF MEMBERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2013	2,024,424	$2,206,000

Net income		--

Liquidating distributions		(297,000)

Members' equity at March 31, 2014 (unaudited)	2,024,424	$1,909,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$--	$(2,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recovery of allowance for doubtful notes receivable	--	(2,000)
Dividend income – related party	(9,000)
Income from equity method investee held for sale	(20,000)	(25,000)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	4,000	(10,000)
Due to/from related parties	71,000	(84,000)
Other assets	4,000	(2,000)
Net cash provided by (used in) operating activities	50,000	(125,000)
Cash flows from investing activities:
Proceeds from notes receivable	--	2,000
Net cash provided by investing activities	--	2,000
Cash flows from financing activities:
Liquidating distributions, net of reinvestments	(297,000)	--
Net cash used by financing activities	(297,000)	--

NET CHANGE IN CASH	(247,000)	(123,000)
Cash, beginning of period	409,000	354,000
Cash, end of period	$162,000	$231,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014
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

Because the liquidation of the Fund was not imminent, as of March 31, 2014, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

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

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC, (“Fund I”) and Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC, (“Fund II).  These entities have been formed to invest in real estate loans and direct investments in real estate.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.  The information included in this Form 10-Q should be read in conjunction with information included in the 2013 annual report filed on Form 10-K.

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

Deferred Revenue Recognition

Deferred income supports the amount of sales proceeds withheld on a sale of our building during November 2006, with which we were required to establish an irrevocable stand by letter of credit in favor of the purchaser of the building.  See Note F – Related Party Transactions.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of March 31, 2014 and December 31, 2013, we had approximately no funds and $159,000, respectively, in excess of the federally insured limits.

NOTE D — REAL ESTATE HELD FOR SALE

At March 31, 2014, we held two properties with a total carrying value of approximately $0.3 million, which were acquired through foreclosure and recorded as investments in REO.  Expenses incurred during the three months ended March 31, 2014 and 2013 related to our REO totaled approximately $13,000 and $6,000, respectively.  Our REO is accounted for at the lower of cost or fair value less costs to sell with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2014	$249,000
Sales	--
Ending balance, March 31, 2014	$249,000

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

The following is a summary of the results of operations related to the investment in equity method investee held for sale for the three months ended March 31, 2014:

For The Three Months Ended March 31, 2014

Revenue	$174,000
Expenses	(94,000)
Net Income	80,000
% of ownership	25%
Equity method income	20,000

NOTE F — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three months ended March 31, 2014 and 2013.

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  Vestin Group and Michael Shustek have provided us with a written agreement to fully indemnify and hold us harmless for any such withdrawals, including the full amount of the $985,000 drawn to date under the letter of credit.  Vestin Group’s obligation is to make us whole by no later than August 2014.  Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units which he holds directly and indirectly to the company to commence paying such obligation.  In January 2014, we made distributions of approximately $42,000 directly and indirectly to Mr. Shustek, with which we have decreased the receivable discussed above.

As of March 31, 2014 and December 31, 2013, our manager owned 54,863 of our units.  During the three months ended March 31, 2014, we made liquidating distributions to Vestin Mortgage of approximately $8,000, in accordance with the plan.  The distributions were returned to the company as partial repayment of the letter of credit mentioned above.  There were no distributions made during the year ended December 31, 2013.

As of March 31, 2014 and December 31, 2013, we had receivables from our manager totaling approximately $0.9 million, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of March 31, 2014, we owed VRM II approximately $8,500. As of December 31, 2013, we had a receivable from VRM II of approximately $20,000.

As of March 31, 2014 and December 31, 2013, we had no receivables or payables with VRM I.

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

As of March 31, 2014 and December 31, 2013, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.7% of our total membership units.  During the three months ended March 31, 2014, we made liquidating distributions to inVestin of approximately $5,000.  These distributions were returned to the company as partial repayment of the letter of credit mentioned above.  There were no distributions made during the year ended December 31, 2013.

As of March 31, 2014 and December 31, 2013, Shustek Investments, Inc., a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.9% of our total membership units.  During the three months ended March 31, 2014, we made liquidating distributions to Shustek Investments of approximately $30,000.  These distributions were returned to the company as partial repayment of letter of credit mentioned above.  There were no distributions during the year ended December 2013.

As of March 31, 2014 and December 31, 2013, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  During the three months ended March 31, 2014, we made liquidating distributions to Mr. Shustek’s spouse of approximately $400. There were no distributions during the year ended December 31, 2013.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2014.  Based on this review, the value of members’ capital accounts was adjusted from $1.09 per unit to $0.95 per unit, as of April 1, 2014.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

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

NOTE H — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of March 31, 2014 and December 31, 2013, we owned 62,806 and 61,714 shares of common stock, respectively, of MVP REIT, Inc. (“MVP REIT”), a non-traded REIT.  The shares were assigned to us by SERE Holdings, LLC in consideration of the cancellation of certain unsecured notes.  During the year ended December 31, 2013, we recorded a gain of approximately $551,000 upon receipt of such shares and the shares are recorded on our balance sheet as Marketable securities - related party, currently valued at $560,000.  Such amount was determined based upon the offer price for such shares in MVP REIT’s pending public offering.  During the three months ended March 31, 2014 we received 1,092 shares through MVP REIT’s distribution reinvestment program.

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

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2014 and 2013.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report filed on Form 10-K, Part II, Item 7 for the year ended December 31, 2013.

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

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  Our historical operating results should not be viewed as indicative of future results as we implement the Plan. We had anticipated that the liquidation would be substantially completed by the second half of 2014.  However, the orderly sale of each of our remaining assets will take longer to complete than we had anticipated.  As a result, we now do not expect to be able to complete the liquidation before the end of this year, and are targeting completion by the end of 2015.  The exact timing for completion of the liquidation will be impacted by real estate market conditions and other matters beyond our control.  A number of the non-real estate items on our balance sheet are not readily marketable and may require some time to convert into cash.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able complete the liquidation within a particular date or by the anticipated time frame.

Because the liquidation of the Fund was not imminent, as of March 31, 2014, the financial statements are presented assuming the Fund will continue as a going concern.

We currently have no outstanding loans and our future operations will be focused on disposition of two properties acquired through foreclosure.  In addition, we will attempt to convert our other non-cash assets into cash which may be distributed under the Plan.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contract liabilities.  Our manager has established a reserve to cover our ongoing expenses and future obligations.  As of March 31, 2014, our cash was approximately $0.2 million.

On January 14, 2014, we made liquidation distributions to all Fund Members in the aggregate amount of approximately $0.3 million in accordance with the Plan.  This distribution follows liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, and, June 15, 2012, to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, and $0.4 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note G –  Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

We believe that the significant level of our non-performing assets is a direct result of the deterioration of the economy and credit markets.  As the economy weakened and credit became more difficult to obtain, many of our borrowers who developed and sold commercial real estate projects were unable to complete their projects, obtain takeout financing or were otherwise adversely impacted.  Our exposure to the negative developments in the credit markets and general economy was likely increased by our business strategy, which, until the approval of the Plan, entailed more lenient underwriting standards and expedited loan approval procedures.  Moreover, real estate values in the principal markets in which we operated declined dramatically, which eroded the current value of the security underlying our loans.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended March 31, 2014, to the three months ended March 31, 2013.

Total Revenue:	2014	2013	$ Change	% Change
Recovery of allowance for doubtful notes receivable	$--	$2,000	$(2,000)	(100%)
Total	$--	$2,000	$(2,000)	(100%)

Total Operating Expenses:	2014	2013	$ Change	% Change
Professional fees	$20,000	$15,000	$5,000	33%
Other	12,000	8,000	4,000	50%
Total	$32,000	$23,000	$9,000	39%

Total Non-operating income:	2014	2013	$ Change	% Change
Dividend income	$9,000	$--	$9,000	100%
Recovery from settlement with loan guarantor	16,000	--	16,000	100%
Total	$25,000	$--	$25,000	100%

During the three months ended March 31, 2014, we received dividend income of approximately $9,000 on our shares in MVP REIT.  During January 2011, we, VRM I and VRM II were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $16,000 during the three months ended March 31, 2014.  No similar transaction occurred in 2013.

Total Discontinued Operations	2014	2013	$ Change	% Change
Income from equity method investee held for sale	$20,000	$25,000	$(5,000)	(20%)
Expenses related to real estate held for sale	(13,000)	(6,000)	(7,000)	116%
Total	$7,000	$19,000	$(12,000)	(63%)

For additional information see Note D – Real Estate Held for Sale, Note F – Related Party Transactions and Note E – Investment in Equity Method Investee Held for Sale of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2014.  Based on this review the value of members’ capital accounts was adjusted from $1.09 per unit to $0.95 per unit, as of April 1, 2014.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

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

During the three months ended March 31, 2014, net cash flows provided by operating activities totaled approximately $50,000.  Cash flows provided by financing activities for the three months ended March 31, 2014 totaled approximately $0.3 million from liquidating distributions to members.

At March 31, 2014, we had approximately $0.2 million in unrestricted cash and approximately $2.9 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of March 31, 2014 and December 31, 2013, we had no investments in real estate loans.  In accordance with the Plan, we will no longer invest in new loans.

RELATED PARTY TRANSACTIONS

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the Purchaser, which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  Vestin Group and Michael Shustek have provided us with a written agreement to fully indemnify and hold us harmless for any such withdrawals, including the full amount of the $985,000 drawn to date under the letter of credit.  For additional information regarding this and other related party transactions, please see Note F – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note I – Recent Accounting Pronouncements of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note J – Legal Matters Involving the Manager and Note K – Legal Matters Involving the Company in the notes to the financial statement under Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q, for information regarding our legal proceedings, which are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Market Information

There is no established public trading market for the trading of units.

Holders

As of May 13, 2014, approximately 509 unit holders held 2,024,424 units in the Company.

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

We are targeting completion of the liquidation by the end of 2015.  The exact timing for completion of the liquidation will be impacted by real estate market conditions and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able complete the liquidation within a particular date or by the anticipated time frame.  Because the liquidation of the Fund was not imminent, as of March 31, 2014, the financial statements are presented assuming the Fund will continue as a going concern.

There are a number of factors that could delay our anticipated timetable, including the following:

•
Delays in the sale of real estate held by us through foreclosures, which may take many years to complete due to the time required to resolve pending litigation and bankruptcy matters involving foreclosed properties and to identify suitable buyers and consummate the sale of such properties;

•	Delays in the disposition of our shares of MVP REIT common stock and other non-cash assets;

•	Lawsuits or other claims asserted by or against us;

•	Unanticipated legal, regulatory or administrative requirements; and

•	Delays in settling our remaining obligations.

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
101**
The following material from the Company's quarterly report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i)  Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited), (ii)  Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited) (iii)  Statement of Equity for the three months ended March 31, 2014 (unaudited) (iv)  Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited) and (v) Notes to the  Financial Statements (unaudited)

(1)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on May 11, 2009 (File No. 000-51301)
(2)	Incorporated herein by reference to our Pre-Effective Amendment No. 3 to Form S-11 Registration Statement filed on September 2, 2003 (File No. 333-105017)
(3)	Incorporated herein by reference to our Form 10-Q filed on August 16, 2004 (File No. 333-105017)
(4)	Incorporated herein by reference to our Schedule 14A Definitive Proxy Statement filed on January 29, 2007 (File No. 000-51301)
*	Filed concurrently herewith.
**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 an d 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934..

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

Date: May 13, 2014