Form 10-Q
period 2014-06-30
VESTIN FUND III LLC
filed 2014-08-13
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes  [   ]    No   [X]

As of August 12, 2014, 2,024,424 membership units in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
Assets
Cash and cash equivalents	$160,000	$409,000
Marketable securities – related party	570,000	551,000
Notes receivable, net of allowance of $318,000 at June 30, 2014 and $327,000 at December 31, 2013	--	--
Real estate held for sale	--	249,000
Investment in equity method investee held for sale	990,000	985,000
Due from related parties	833,000	948,000
Other assets	--	5,000

Total assets	$2,553,000	$3,147,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$4,000	$6,000
Deferred income	935,000	935,000
Total liabilities	939,000	941,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at June 30, 2014 and December 31, 2013	1,614,000	2,206,000

Total members' equity	1,614,000	2,206,000

Total liabilities and members' equity	$2,553,000	$3,147,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	$--	--	--	2,000
Total revenues	--	--	--	2,000

Operating expenses
Professional fees	14,000	51,000	34,000	66,000
Other	8,000	6,000	20,000	14,000
Total operating expenses	24,000	57,000	54,000	80,000

Loss from operations	(24,000)	(57,000)	(54,000)	(78,000)

Non-operating income
Recovery from settlement with loan guarantor	--	--	16,000	--
Gain from former loan defeasance	15,000	--	15,000	--
Divided income	10,000	--	19,000	-
Total non-operating income, net	25,000	--	50,000	--

Discontinued Operations
Income from equity method investee held for sale	22,000	18,000	42,000	43,000
Net loss on sale of real estate held for sale	(14,000)	--	(14,000)	--
Expenses related to real estate held for sale	(3,000)	(5,000)	(16,000)	(11,000)
Total income from discontinued operations	5,000	13,000	12,000	32,000

NET INCOME (LOSS)	$8,000	(44,000)	8,000	(46,000)

Net income (loss) allocated to members	$8,000	(44,000)	8,000	(46,000)

Net income (loss) allocated to members per weighted average membership units	$0.01	(0.02)	0.01	(0.02)

Weighted average membership units	2,024,424	2,024,424	2,024,424	2,024,424

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENT OF MEMBERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

	Units	Amount
Members' equity at December 31, 2013	2,024,424	$2,206,000

Net loss		8,000

Liquidating distributions		(600,000)

Members' equity at June 30, 2014 (unaudited)	2,024,424	$1,614,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$8,000	$(46,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recovery of allowance for doubtful notes receivable	--	(2,000)
Dividend income – related party	(19,000)	--
Gain from former loan defeasance	(15,000)	--
Loss on sale of real estate held for sale	14,000	--
Income from equity method investee held for sale	(42,000)	(43,000)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,000)	(9,000)
Due to/from related parties	115,000	(90,000)
Other assets	5,000	(2,000)
Net cash provided by (used in) operating activities	64,000	(192,000)
Cash flows from investing activities:
Proceeds from notes receivable	--	2,000
Proceeds from former loan defeasance	15,000	--
Proceeds from real estate held for sale	235,000	--
Proceeds from distribution from investment in equity method investee	37,000	152,000
Net cash provided by investing activities	287,000	154,000
Cash flows from financing activities:
Liquidating distributions	(600,000)	--
Net cash used by financing activities	(600,000)	--

NET CHANGE IN CASH	(249,000)	(38,000)
Cash, beginning of period	409,000	354,000
Cash, end of period	$160,000	$316,000

Non-cash investing and financing activities:
Adjustment to note receivable and related allowance	$--	88,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014
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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We had anticipated that the liquidation would be substantially completed by the second half of 2014.  However, the orderly sale of each of our remaining assets will take longer to complete than we had anticipated.  As a result, we now do not expect to be able to complete the liquidation before the end of this year, and are targeting completion by the end of 2015.  The exact timing for completion of the liquidation will be impacted by real estate market conditions and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able to complete the liquidation within a particular date or by the anticipated time frame.

Because the liquidation of the Fund was not imminent, as of June 30, 2014, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On January 14, and June 30, 2014, we made liquidation distributions to all Fund Members in the aggregate amount of approximately $0.3 million for each period, in accordance with the Plan.  These distributions follow liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, and June 15, 2012,  in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, and $0.4 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note G – Members’ Equity.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of June 30, 2014 and December 31, 2013, we had approximately no funds and $159,000, respectively, in excess of the federally insured limits.

NOTE D — REAL ESTATE HELD FOR SALE

At June 30, 2014, we held one property with no carrying value, which was acquired through foreclosure and recorded as investment in REO.  Expenses incurred during the six months ended June 30, 2014 and 2013 related to our REO totaled approximately $16,000 and $11,000, respectively.  Our REO is accounted for at the lower of cost or fair value less costs to sell, with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2014	$249,000
Sales	(249,000)
Ending balance, June 30, 2014	$--

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

The following is a summary of the results of operations related to the investment in equity method investee held for sale for the three and six months ended June 30, 2014:
	For The Three Months Ended June 30, 2014	For The Six Months Ended June 30, 2014

Revenue	$182,000	356,000
Expenses	(96,000)	(190,000)
Net Income	86,000	166,000
% of ownership	25%	25%
Equity method income	$22,000	42,000

NOTE F — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three and six months ended June 30, 2014 and 2013.

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  Vestin Group and Michael Shustek have provided us with a written agreement to fully indemnify and hold us harmless for any such withdrawals, including the full amount of the $985,000 drawn to date under the letter of credit.  Vestin Group’s obligation is to make us whole by no later than August 2014.  Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units which he holds directly and indirectly to the Company to commence paying such obligation.  In January 2014 and June 30, 2014, we made distributions of approximately $42,000 each period, directly and indirectly to Mr. Shustek, with which we have decreased the receivable discussed above. See also "Transactions with Other Related Parties" below.

As of June 30, 2014 and December 31, 2013, our manager owned 54,863 of our units.  During the three and six months ended June 30, 2014, we made liquidating distributions to Vestin Mortgage of approximately $8,000 and $16,000, respectively, in accordance with the plan.  The distributions were returned to the company as partial repayment of the letter of credit mentioned above.  There were no distributions made during the year ended December 31, 2013.

As of June 30, 2014 and December 31, 2013, we had receivables from our manager totaling approximately $0.8 and $0.9 million, respectively, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of June 30, 2014, we owed VRM II approximately $8,300. As of December 31, 2013, we had a receivable from VRM II of approximately $20,000.

As of June 30, 2014 we owed VRM I approximately $1,000.  As of December 31, 2013, we had no receivables or payables with VRM I.

The net changes in the amounts due to/from related parties have been classified as operating activities on the accompanying statements of cash flows. These activities are primarily related to expenses being incurred from operations and maintenance of investments that are co-owned by related parties. These balances are satisfied in subsequent periods under terms consistent with the underlying vendor terms.

As of June 30, 2014 and December 31, 2013, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.7% of our total membership units.  During the three and six months ended June 30, 2014, we made liquidating distributions to inVestin of approximately $5,000 and $10,000, respectively.  These distributions were returned to the company as partial repayment of the letter of credit mentioned above.  There were no distributions made during the year ended December 31, 2013.

As of June 30, 2014 and December 31, 2013, Shustek Investments, Inc., a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.9% of our total membership units.  During the three and six months ended June 30, 2014, we made liquidating distributions to Shustek Investments of approximately $30,000 and $60,000, respectively.  These distributions were returned to the company as partial repayment of letter of credit mentioned above.  There were no distributions during the year ended December 2013.

As of June 30, 2014 and December 31, 2013, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  During the three and six months ended June 30, 2014, we made liquidating distributions to Mr. Shustek’s spouse of approximately $400 and $800, respectively. There were no distributions during the year ended December 31, 2013.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended June 30, 2014.  Based on this review, the value of members’ capital accounts was adjusted from $0.95 per unit to $0.80 per unit, as of July 1, 2014.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

Liquidating Distributions

On January 14 and June 30, 2014, we made liquidation distributions to all Fund Members in the aggregate amount of approximately $0.3 million for each period in accordance with the Plan.  These distributions follow liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, and June 15, 2012,  in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, and $0.4 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.

Redemption Limitation

In accordance with the Plan, our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

NOTE H — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of June 30, 2014 and December 31, 2013, we owned 63,916 and 61,714 shares of common stock, respectively, of MVP REIT, Inc. (“MVP REIT”), a non-traded REIT.  The shares were assigned to us by SERE Holdings, LLC in consideration of the cancellation of certain unsecured notes.  During the year ended December 31, 2013, we recorded a gain of approximately $551,000 upon receipt of such shares, and the shares are recorded on our balance sheet as Marketable securities - related party, currently valued at $570,000.  Such amount was determined based upon the offer price for such shares in MVP REIT’s pending public offering.  During the three and six months ended June 30, 2014 we received 1,110 and 2,202 shares through MVP REIT’s distribution reinvestment program.

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

VRM I has approach the Company expressing their interest in purchasing our 25% interests in VREO XXV, LLC.  No agreement has been reached as of the time of filing and there is no assurance whatsoever that a transaction will be completed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2014 and 2013.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report filed on Form 10-K, Part II, Item 7 for the year ended December 31, 2013.

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

Because the liquidation of the Fund was not imminent, as of June 30, 2014, the financial statements are presented assuming the Fund will continue as a going concern.

We currently have no outstanding loans and our future operations will be focused on disposition of two properties acquired through foreclosure.  In addition, we will attempt to convert our other non-cash assets into cash which may be distributed under the Plan.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contract liabilities.  Our manager has established a reserve to cover our ongoing expenses and future obligations.  As of June 30, 2014, our cash was approximately $0.2 million.

On January 14 and June 30, 2014, we made liquidation distributions to all Fund Members in the aggregate amount of approximately $0.3 million during each period in accordance with the Plan.  This distribution follows liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, and, June 15, 2012, to all Fund Members, in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, and $0.4 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note G –  Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended June 30, 2014, to the three months ended June 30, 2013.

Total Operating Expenses:	2014	2013	$ Change	% Change
Professional fees	$14,000	$51,000	$(37,000)	(73%)
Other	9,000	6,000	3,000	50%
Total	$23,000	$57,000	$(34,000)	(60%)

Total Non-operating income:	2014	2013	$ Change	% Change
Dividend income	$10,000	$--	$10,000	100%
Other income	15,000	--	15,000	100%
Total	$25,000	$--	$25,000	100%

During the three months ended June 30, 2014, we received dividend income of approximately $10,000 on our shares in MVP REIT.  We did not hold these shares during the same period in 2013.

Total Discontinued Operations	2014	2013	$ Change	% Change
Income from equity method investee held for sale	$22,000	$18,000	$4,000	22%
Net loss on sale of real estate held for sale	(14,000)	--	(14,000)	(100%)
Expenses related to real estate held for sale	(3,000)	(5,000)	2,000	40%
Total	$5,000	$13,000	$(8,000)	(62%)

For additional information see Note D – Real Estate Held for Sale, Note F – Related Party Transactions and Note E – Investment in Equity Method Investee Held for Sale of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Comparison of Operating Results for the six months ended June 30, 2014, to the six months ended June 30, 2013.

Revenue:	2014	2013	$ Change	% Change
Recovery of allowance for doubtful notes receivable	$--	$2,000	$(2,000)	(100%)
Total revenue	$--	$2,000	$(2,000)	(100%)

Total Operating Expenses:	2014	2013	$ Change	% Change
Professional fees	$34,000	$66,000	$(32,000)	(48%)
Other	21,000	14,000	7,000	50%
Total	$55,000	$80,000	$(25,000)	(31%)

Total Non-operating income:	2014	2013	$ Change	% Change
Dividend income	$19,000	$--	$19,000	100%
Other income	15,000	--	15,000	100%
Recovery from settlement with loan guarantor	16,000	--	16,000	100%
Total	$50,000	$--	$50,000	100%

During the six months ended June 30, 2014, we received dividend income of approximately $19,000 on our shares in MVP REIT.  We did not hold these shares during the same period in 2013.  During January 2011, we, VRM I and VRM II were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $16,000 during the six months ended June 30, 2014.  No similar transaction occurred in 2013.

Total Discontinued Operations	2014	2013	$ Change	% Change
Income from equity method investee held for sale	$42,000	$43,000	$(1,000)	(2%)
Net gain (loss) on sale of real estate held for sale	(14,000)	--	(14,000)	(100%)
Expenses related to real estate held for sale	(16,000)	(11,000)	(5,000)	(45%)
Total	$12,000	$32,000	$(20,000)	(63%)

For additional information see Note D – Real Estate Held for Sale, Note F – Related Party Transactions and Note E – Investment in Equity Method Investee Held for Sale of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended June 30, 2014.  Based on this review the value of members’ capital accounts was adjusted from $0.95 per unit to $0.80 per unit, as of July 1, 2014.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

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

During the six months ended June 30, 2014, net cash flows provided by operating activities totaled approximately $0.1 million.  Cash flows provided by investing activities for the six months ended June 30, 2014 totaled approximately $0.3 million from proceeds from sale of real estate held and distributions from our investment in equity method investee held for sale.  Cash flows used in financing activities for the six months ended June 30, 2014 totaled approximately $0.6 million from liquidating distributions to members.

At June 30, 2014, we had approximately $0.2 million in unrestricted cash and approximately $2.5 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of June 30, 2014 and December 31, 2013, we had no investments in real estate loans.  In accordance with the Plan, we will no longer invest in new loans.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Holders

As of August 12, 2014, approximately 509 unit holders held 2,024,424 units in the Company.

Liquidation Distribution Policy

On January 14 and June 30, 2014, we made liquidation distributions to all Fund Members in the aggregate amount of approximately $0.3 million for each period, in accordance with the Plan.  These distributions follow liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, and June 15, 2012,  in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, and $0.4 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note G – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

We are targeting completion of the liquidation by the end of 2015.  The exact timing for completion of the liquidation will be impacted by real estate market conditions and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able complete the liquidation within a particular date or by the anticipated time frame.  Because the liquidation of the Fund was not imminent, as of June 30 2014, the financial statements are presented assuming the Fund will continue as a going concern.

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
101**
The following material from the Company's quarterly report on Form 10-Q for the six months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i)  Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited), (ii)  Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited) (iii)  Statement of Equity for the six months ended June 30, 2014 (unaudited) (iv)  Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited) and (v) Notes to the  Financial Statements (unaudited)

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

Date: August 12, 2014