Form 10-K
VESTIN FUND III LLC
filed 2015-03-31
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of March 31, 2015, the Company had 2,024,424 units outstanding.

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

We had initially anticipated that the liquidation would be substantially completed by the second half of 2014.  However, the orderly sale of each of our remaining assets will take longer to complete than we had anticipated.  As a result, we now do not expect to be able to complete the liquidation before the end of this year, and are targeting completion by the end of 2016.  However, because of numerous uncertainties and other matters beyond our control, the timing to complete the liquidation may extend beyond 2016.  Among other things, the exact timing for completion of the liquidation will be impacted by the payment of Vestin Group’s indemnity obligation, the liquidation of securities owned by the Company..  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able to complete the liquidation within a particular date or by the anticipated time frame.

Because the liquidation of the Fund was not imminent, as of December 31, 2014, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

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

Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). The business of brokerage and placement of real estate loans have been performed by affiliated or non-affiliated mortgage brokers, including Advant Mortgage, LLC, now known as MVP Mortgage, (“MVP Mortgage”), a licensed Nevada mortgage broker, which is indirectly wholly owned by Michael V. Shustek.

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

Business Objectives

As a result of our members’ decision to liquidate the Company, we will not make any new loans and are in the process of winding up our affairs by pursuing remedies with respect to defaulted loans and preparing for sale/selling of our real estate held for sale.  Since May 2012, we no longer have investments in real estate loans.  Below is a brief description of our prior business activities.

Employees

We have no employees.  Our manager has provided, and will continue to provide, most of the employees necessary to carry our plan of liquidation and dissolution, except as described below regarding Strategix Solutions, LLC.  As of December 31, 2014, the Vestin entities had a total of 6 full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees, and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and VRM II.  The CFO of our manager and other members of our accounting staff are employees of Strategix Solutions.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is owned by our CFO, Ms. Gress.  As of December 31, 2014, Strategix Solutions dedicates to us, and other Vestin affiliates, a total of three full time employees.

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

We previously owned an approximately 42,000 square foot office building in Las Vegas, Nevada, that was sold to an unrelated third party in November 2006.  This building was leased to the parent company of our Manager, Vestin Group and the lease agreement governing this property expired in August 2014.  For a discussion of litigation between Vestin Group and the building owner, see Note F – Related Party Transactions in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Note J - Legal Matters Involving The Manager and Note K - Legal Matters Involving The Company in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for the trading of units.

Holders

As of March 31, 2015, approximately 512 unit holders held 2,024,424 units in the Company.

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

We are now targeting completion of the liquidation by the end of 2016.  The exact timing for completion of the liquidation will be impacted by real estate market conditions and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able complete the liquidation within a particular date or by the anticipated time frame.  Because the liquidation of the Fund was not imminent, as of December 31, 2014, the financial statements are presented assuming the Fund will continue as a going concern.

There are a number of factors that could delay our anticipated timetable, including the following:

•	Delays in the disposition of our shares of MVP REIT common stock and other non-cash assets;

•	Payment of Vestin Group’s indemnity obligations as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions.”

•	Lawsuits or other claims asserted by or against us;

•	Unanticipated legal, regulatory or administrative requirements; and

•	Delays in settling our remaining obligations.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2014, and 2013.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Annual Report on Form 10-K.  In light of the decision in July 2009 to liquidate the Company, our historical operating results should not be viewed as indicative of future operating results.  The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We had anticipated that the liquidation would be substantially completed by the second half of 2014.  However, the orderly sale of each of our remaining assets will take longer to complete than we had anticipated.  As a result, we did not complete the liquidation before the end of this year, and are now targeting completion by the end of 2015.  The exact timing for completion of the liquidation will be impacted by the payment of Vestin Group’s indemnity obligation and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able to complete the liquidation within a particular date or by the anticipated time frame.

Because the liquidation of the Fund was not imminent, as of December 31, 2014, the financial statements are presented assuming the Fund will continue as a going concern.

We currently have no outstanding loans. In addition, we will attempt to convert our other non-cash assets into cash which may be distributed under the Plan.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contract liabilities.  Our manager has established a reserve to cover our ongoing expenses and future obligations.  As of December 31, 2014, our cash was approximately $0.5 million.

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

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the year ended December 31, 2014, to the year ended December 31, 2013.

Total Revenue:	2014	2013	$ Change	% Change
Recovery of allowance for doubtful notes receivable	$13,000	$553,000	$(540,000)	(98%)
Total	$13,000	$553,000	$(540,000)	(98%)

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

For further information on this transaction, see Note H Investment in Marketable Securities – Related Party of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

As we have liquidated all of our loans and/or foreclosed on the underlying properties, we do not expect any future interest income from loans.

Total Operating Expenses:	2014	2013	$ Change	% Change
Professional fees	$87,000	$111,000	$(24,000)	(22%)
Consulting	25,000	18,000	7,000	39%
Other	10,000	11,000	(1,000)	(9%)
Total	$122,000	$140,000	$(18,000)	(13%)

Operating expenses decreased as a result of a decrease in professional fees due to a decrease in pending litigation and a reduction in accounting fees due to a change of auditors.

See Note K – Legal Matters Involving The Company of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Total Non-operating income:	2014	2013	$ Change	% Change
Recovery from settlement with loan guarantor	$16,000	$--	$16,000	100%
Recognition of deferred revenue	250,000	--	250,000	100%
Gain from former loan defeasance	15,000	--	15,000	100%
Dividend income – related party	40,000	8,000	32,000	400%
Total	$321,000	$8,000	$313,000	3,913%

During January 2011, we, VRM I and VRM II were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $16,000 during the year ended December 31, 2014.  During 2014 we received approximately $0.3 million from Mr. Shustek through liquidating distributions in satisfaction of the amounts associated with the due from related party balance reported on the accompanying balance sheet, which resulted in the recognition of deferred revenue of approximately $0.3 million.  During the year ended December 31, 2014, we received dividend income of approximately $40,000 on our shares in MVP REIT.  In 2013, we received dividend income of approximately $8,000 for our shares in MVP REIT.

Total Discontinued Operations	2014	2013	$ Change	% Change
Net gain on sale of investment in equity method investee	$300,000	$--	$300,000	100%
Income from equity method investee held for sale	39,000	84,000	(45,000)	(54%)
Net gain on sale of real estate held for sale	29,000	78,000	(49,000)	(63%)
Expenses related to real estate held for sale	(22,000)	(19,000)	(3,000)	16%
Total	$346,000	$143,000	$203,000	142%

On August 29, 2014, VRM I purchased our 25% interest in VREO XXV reported as an Investment in Equity Method Investee held for sale.  This resulted in a gain of approximately $300,000.  No such transaction occurred in 2013.  Decrease in income from equity method investee is due to the sale of this investment in August 2014: eight months’ revenue was recorded during the year ended December 31, 2014, while a full year of revenue was recorded during the same period in 2013.  During the year ended December 31, 2014, we recorded net gains of $29,000 from a settlement received on and sale of real estate held for sale, while during the same period in 2013, we recorded net gains of $78,000 on sale of real estate held for sale.    The decrease in expenses related to real estate held for sale is due to the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties, along with the disposal of property in 2014.

For additional information see Note D – Real Estate Held for Sale, Note E – Investment in Equity Method Investee Held for Sale and Note F – Related Party Transactions of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended December 31, 2014.  Based on this review, the value of members’ capital accounts was adjusted from $0.52 per unit to $0.53 per unit, as of January 1, 2015.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

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

During the year ended December 31, 2014, net cash flows provided by operating activities totaled approximately $0.2 million.  Cash flows provided by investing activities for the year ended December 31, 2014 totaled approximately $1.6 million and include proceeds from sale of real estate held of approximately $0.2 million, proceeds from sale of investment in equity method investee of approximately $1.3 million, distributions from our investment in equity method investee held for sale of approximately $37,000 and proceeds from former loan defeasance of approximately $15,000.  Cash flows used in financing activities for the year ended December 31, 2014 totaled approximately $1.7 million from liquidating distributions to members.

At December 31, 2014, we had approximately $0.5 million in unrestricted cash and approximately $1.8 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of December 31, 2014 and 2013, we had no investments in real estate loans.  In accordance with the Plan, we will no longer invest in new loans.

RELATED PARTY TRANSACTIONS

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the Purchaser, which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2015, Mr. Shustek and the Company entered into an Extension Agreement extending the due date of the obligation until August 31, 2016. Mr. Shustek paid to the Company an extension fee of $10,120 which is equal to one and one-half percent (1.50%) of the outstanding obligation. In addition, Mr. Shustek agreed to pay interest on the outstanding balance at the rate of one percent (1%) per month, retroactive to October, 2014. As of March, 2015, Mr. Shustek has paid interest in the amount of $48,816 in connection with the Extension Agreement. Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units that he holds directly and indirectly to the Company to commence paying such obligation.  In January 2014, June, 2014 and September 2014, we made distributions of approximately $42,000, $42,000 and $157,000, directly and indirectly to Mr. Shustek, with which we have decreased the receivable discussed above.

For additional information regarding this and other related party transactions, please see Note F – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
Vestin Fund III, LLC

We have audited the accompanying balance sheet of Vestin Fund III, LLC (“the Company”) as of December 31, 2014 and 2013, and the related statements of operations, members’ equity and other comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund III, LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

De Joya Griffith, LLC

/s/ De Joya Griffith, LLC
Henderson, NV
March 25, 2015

VESTIN FUND III, LLC

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Assets
Cash and cash equivalents	$485,000	$409,000
Notes receivable, net of allowance of $308,000 at December 31, 2014 and $327,000 at December 31, 2013	--	--
Marketable securities – related party	588,000	551,000
Real estate held for sale	--	249,000
Investment in equity method investee held for sale	--	985,000
Due from related parties	681,000	948,000
Other assets	--	5,000

Total assets	$1,754,000	$3,147,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$5,000	$6,000
Deferred gain	685,000	935,000
Total liabilities	690,000	941,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at December 31, 2014 and 2013	1,064,000	2,206,000

Total members' equity	1,064,000	2,206,000

Total liabilities and members' equity	$1,754,000	$3,147,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013
Revenues
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	$13,000	$553,000
Total revenues	13,000	553,000

Operating expenses
Professional fees	87,000	111,000
Consulting	25,000	18,000
Other	10,000	11,000
Total operating expenses	122,000	140,000

Income (loss) from operations	(109,000)	413,000

Non-operating income
Recovery from settlement with loan guarantor	16,000	--
Recognition of deferred gain	250,000	--
Gain from former loan defeasance	15,000	--
Dividend income – related party	40,000	8,000
Total non-operating income, net	321,000	8,000

Discontinued Operations
Net gain on sale of investment in equity method investee	300,000	--
Income from equity method investee held for sale	39,000	84,000
Net gain on sale of real estate held for sale	29,000	78,000
Expenses related to real estate held for sale	(22,000)	(19,000)
Total income from discontinued operations	346,000	143,000

NET INCOME	$558,000	$564,000

Net income allocated to members	$558,000	$564,000

Basic and diluted income per weighted average membership unit
Continuing operations	$0.10	$0.21
Discontinued operations	0.18	0.07
Total basic and diluted income per weighted average membership unit	$0.28	$0.28
Dividends declared per membership unit	$--	$--
Weighted average membership units	2,024,424	2,024,424

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE INCOME

	Units	Amount
Members' equity at December 31, 2012	2,024,424	$1,642,000

Comprehensive income:

Net income		564,000

Total comprehensive income		564,000

Members' equity at December 31, 2013	2,024,424	$2,206,000

Comprehensive income:

Net income		558,000

Total comprehensive income		558,000

Distributions		(1,700,000)

Members' equity at December 31, 2014	2,024,424	$1,064,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$558,000	$564,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain from sale of investment in equity method investee	(300,000)	--
Gain from former loan defeasance	(15,000)	--
Gain related to sale of real estate held for sale	(29,000)	(78,000)
Recovery of allowance for doubtful notes receivable	(13,000)	(553,000)
Dividend income – related party	(40,000)	(8,000)
Recognition of deferred gain	(250,000)	--
Gain related to recovery of allowance from settlement with loan guarantor	(16,000)	--
Income from equity method investee held for sale	(39,000)	(84,000)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,000)	(8,000)
Due to/from related parties	280,000	(117,000)
Other assets	5,000	(5,000)
Net cash provided by (used in) operating activities	$140,000	$(289,000)
Cash flows from investing activities:
Proceeds from former loan defeasance	15,000	--
Proceeds related to dividend income	3,000	--
Proceeds from settlement from loan guarantor	16,000	--
Proceeds from sale of investment in equity method investee	1,287,000	--
Proceeds from notes receivable	13,000	11,000
Proceeds related to real estate held for sale	265,000	128,000
Proceeds from distribution from investment in equity method investee	37,000	202,000
Proceeds from nonrefundable earnest money deposit on real estate held for sale	--	3,000
Net cash provided by investing activities	$1,636,000	$344,000
Cash flows from financing activities:
Liquidating distributions	(1,700,000)	--
Net cash used by financing activities	$(1,700,000)	$--
NET CHANGE IN CASH	76,000	55,000
Cash, beginning of period	409,000	354,000
Cash, end of period	$485,000	$409,000
Non-cash investing and financing activities:
Adjustment to note receivable and related allowance	$13,000	$553,000
Shares received in settlement of notes receivable	$--	$542,000

VESTIN FUND III, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We had anticipated that the liquidation would be substantially completed by the second half of 2014.  However, the orderly sale of each of our remaining assets will take longer to complete than we had anticipated.  As a result, we did not complete the liquidation before the end of this year, and are now targeting completion by the end of 2016.  The exact timing for completion of the liquidation will be impacted by the payment of Vestin Group’s indemnity obligation and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able to complete the liquidation within a particular date or by the anticipated time frame.

Because the liquidation of the Fund was not imminent, as of December 31, 2014, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

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

Vestin Mortgage is also the manager of Vestin Realty Mortgage I, Inc. (“VRM I”), as the successor by merger to Vestin Fund I, LLC, (“Fund I”) and Vestin Realty Mortgage II, Inc. (“VRM II”), as the successor by merger to Vestin Fund II, LLC, (“Fund II”).  These entities have been formed to invest in real estate loans and direct investments in real estate.

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

Revenue Recognition

Revenue recognition – The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided, the sales price charged is fixed or determinable, and collectability is reasonably assured. This generally means that revenue is recognized when services have been provided to the customers.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of December 31, 2014 and 2013, we had approximately $235,000 and $159,000, respectively, in excess of the federally insured limits.

NOTE D — REAL ESTATE HELD FOR SALE

At December 31, 2014, we held one property with no carrying value, which was acquired through foreclosure and recorded as investment in REO.  Expenses incurred during the year ended December 31, 2014 and 2013 related to our REO totaled approximately $22,000 and $19,000, respectively.  Our REO is accounted for at the lower of cost or fair value less costs to sell, with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

Beginning balance, January 1, 2014	$249,000
Sales	(249,000)
Ending balance, December 31, 2014	$--

During June 2014, we, VRM I and VRM II sold an REO property to an unrelated third party for approximately $1.7 million, of which our portion was approximately $0.2 million.  A net loss of approximately $14,000 was recorded.

NOTE E – INVESTMENTS IN EQUITY METHOD INVESTEE HELD FOR SALE

During May 2012, we, VRM I and VRM II foreclosed on a loan with a balance of approximately $6.0 million, of which our portion was approximately $1.5 million. The property held by VREO XXV includes 23 cottage units in a retirement community located in Eugene, Oregon. The property includes operations, which will be reported as an asset held for sale from the date of this foreclosure.

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

The following is a summary of the results of operations related to the investment in equity method investee held for sale for the eight months ended August 31, 2014:

For The Eight Months Ended August 31, 2014

Revenue	$475,000
Expenses	(320,000)
Net Income	155,000
% of ownership	25%
Equity method income	$39,000

NOTE F — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the years ended December 31, 2014 and 2013.

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2015, Mr. Shustek and the Company entered into an Extension Agreement extending the due date of the obligation until August 31, 2016. Mr. Shustek paid to the Company an extension fee of $10,120 which is equal to one and one-half percent (1.50%) of the outstanding obligation. In addition, Mr. Shustek agreed to pay interest on the outstanding balance at the rate of one percent (1%) per month, retroactive to October, 2014. As of March 2015, Mr. Shustek has paid interest in the amount of $48,816 in connection with the Extension Agreement. Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units that he holds directly and indirectly to the Company to commence paying such obligation.  In January 2014, June, 2014 and September 2014, we made distributions of approximately $42,000, $42,000 and $157,000, directly and indirectly to Mr. Shustek, with which we have decreased the receivable discussed above.  See also “Transactions with Other Related Parties” below.

As of December 31, 2014 and 2013, our manager owned 54,863 of our units.  During the year ended December 31, 2014, we made liquidating distributions to Vestin Mortgage of approximately $30,000 and $46,000, respectively, in accordance with the Plan.  The distributions were returned to the company as partial repayment of the letter of credit mentioned above.  There were no distributions made during the year ended December 31, 2013.

As of December 31, 2014 and 2013, we had receivables from our manager totaling approximately $0.7 and $0.9 million, respectively, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of December 31, 2014, we owed VRM II approximately $4,000. As of December 31, 2013, we had a receivable from VRM II of approximately $20,000.

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

As of December 31, 2014 and 2013, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.7% of our total membership units.  During the year ended December 31, 2014, we made liquidating distributions to inVestin of approximately $19,000 and $29,000, respectively.  These distributions were returned to the Company as partial repayment of the letter of credit mentioned above.  There were no distributions made during the year ended December 31, 2013.

As of December 31, 2014 and 2013, Shustek Investments, Inc., a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.9% of our total membership units.  During the year ended December 31, 2014, we made liquidating distributions to Shustek Investments of approximately $109,000 and $169,000, respectively.  These distributions were returned to the Company as partial repayment of letter of credit mentioned above.  There were no distributions during the year ended December 2013.

As of December 31, 2014 and 2013, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  During the year ended December 31, 2014, we made liquidating distributions to Mr. Shustek’s spouse of approximately $1,000 and $2,000, respectively. There were no distributions during the year ended December 31, 2013.

As further described in Note E above, on August 29, 2014, VRM I purchased the remaining 26% interest in VREO XXV owned by us and VRM II for approximately $1.3 million, of which our portion was approximately $1.3 million.  This resulted in a gain of approximately $300,000.

Accounting services

During the years ended December 31, 2014 and 2013, Accounting Solutions, an entity partially owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $17,000 and $19,000, respectively, for accounting services.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended December 31, 2014.  Based on this review, the value of members’ capital accounts was adjusted from $0.52 per unit to $0.53 per unit, as of January 1, 2015.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

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

NOTE H — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2014 and 2013, we owned 66,902 and 62,808 shares of common stock, respectively, of MVP REIT, Inc. (“MVP REIT”), a non-traded REIT.  The shares were assigned to us by SERE Holdings, LLC in consideration of the cancellation of certain unsecured notes.  During the year ended December 31, 2013, we recorded a gain of approximately $551,000 upon receipt of such shares, and the shares are recorded on our balance sheet as Marketable securities - related party, currently valued at $588,000.  Such amount was determined based upon the offer price for such shares in MVP REIT’s pending public offering.  During the year ended December 31, 2014 we received 4,094 shares through MVP REIT’s distribution reinvestment program and a total of $40,000 in dividend income.

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

NOTE L — SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of this filing and determined that no such events have occurred that would require adjustment to or disclosure in the financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our manager, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, our manager carried out an evaluation, under the supervision and with the participation of our manager’s CEO and CFO, as of December 31, 2014, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our manager’s evaluation, our manager’s CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers of the Manager, believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our manager’s CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2014.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We do not have a Board of Directors or any corporate officers.  We are managed by Vestin Mortgage, a privately held company which is majority owned by Mike Shustek.  The powers, responsibilities and obligations of our manager are set forth in our Operating Agreement.  The CEO and CFO of Vestin Mortgage function as the equivalent of our CEO and CFO.

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

The following table sets forth the names, ages as of March 31, 2015 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager) or our affiliates:

Name	Age	Title
Michael V. Shustek	56	President, Chief Executive Officer and Chairman
Tracee Gress (1)	44	Chief Financial Officer
Michael J. Whiteaker	65	Vice President of Regulatory Affairs

(1)               During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and VRM II.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is owned by our CFO, Ms. Gress.  As of December 31, 2014, Strategix Solutions dedicates to us a total of three full time employees.

Directors, Executive Officers and certain significant employees of Vestin Mortgage (our manager), Vestin Group, Vestin Originations or our affiliates

Michael V. Shustek has been a director of our manager and Chairman of the board of directors, Chief Executive Officer and a director of Vestin Group since April 1999.  In addition, Mr. Shustek has been a Director and the CEO of VRM I and VRM II since January 2006.  In February 2004, Mr. Shustek became the President of Vestin Group.  Mr. Shustek also serves on the loan committee of our manager and its affiliates.  In 2003, Mr. Shustek became the Chief Executive Officer of our manager.  In 1995, Mr. Shustek founded Del Mar Mortgage, and has been involved in various aspects of the real estate industry in Nevada since 1990.  In 1993, he founded Foreclosures of Nevada, Inc., a company specializing in non-judicial foreclosures.  In 1993, Mr. Shustek also started Shustek Investments, a company that originally specialized in property valuations for third-party lenders or investors.  In 2012, Mr. Shustek became a Director and the CEO of MVP REIT, Inc.

In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history.  Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.”  Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics.  Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.  See Note J Legal Matters Involving The Manager in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for information regarding legal matters involving our manager and Mr. Shustek.

Tracee Gress was appointed as our Chief Financial Officer (CFO) on January 14, 2013.  In addition, Ms. Gress was appointed as the Chief Financial Officer of VRM II and the equivalent of our Chief Financial Officer of Fund III.  Ms. Gress’ services are furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions. Ms. Gress has been with Strategix Solutions since January 2013 and, prior to January 2013, Ms. Gress was an accountant with L.L. Bradford & Company, LLC from August 2008 to January 2013.  Ms. Gress is a Certified Public Accountant and has audited various public and private companies.  Additionally, she has also acted as Chief Financial Officer for various private companies.  She received a Bachelor of Business Administration degree in Accounting from the University of Nevada, Las Vegas.

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

We do not compensate any executive officers.  We are required to pay our manager a management (acquisition and advisory) fee and certain other fees in accordance with the terms of our Operating Agreement.  For the years ended December 31, 2014 and 2013, no such fees were paid.  In addition, we may pay our manager or its affiliates for services rendered in selling properties acquired through foreclosure.  We also pay a fee to Strategix Solutions which is based upon the wages of the employees providing the services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of March 31, 2015, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of number of membership units by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding membership units.  Unless otherwise noted, the percentage ownership is calculated based on 2,024,424 membership units as of March 31, 2015.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Michael V. Shustek 8880 West Sunset Rd, Ste 200 Las Vegas, NV 89118	Sole voting and investment power of 289,718 units & shared voting and investment power of 2,963 units held by his spouse	14.5%

The following table sets forth the total number and percentage of our membership units beneficially owned as of March 31, 2015 by:

•	our manager’s chief executive officer and other executive officers; and

•	all of our manager’s executive officers as a group.

Unless otherwise noted, the percentage ownership is calculated based on 2,024,424 units of our total outstanding membership units as of March 31, 2015.

		Units Beneficially Owned
Beneficial Owner	Address	Number	Percent

Michael V. Shustek (1)	8880 West Sunset Rd, Ste 200 Las Vegas, NV 89148	292,682	14.5%
All directors and executive officers of our manager as a group		292,682	14.5%

(1)
Includes 54,863 units held by our manager and 200,000 units held by Shustek Investments, 34,856 units held by inVestin and 2,963 units held by his spouse.  Mr. Shustek is the Principal Executive Officer.  Mr. Shustek is the sole owner, Chairman, President and Chief Executive Officer of Shustek Investments, Inc.  Mr. Shustek is the sole owner, Chairman, President and Chief Executive Officer of inVestin Nevada, Inc.  Mr. Shustek has sole voting and investment power in all these units, except for the units held by his spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the Purchaser, which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2015, Mr. Shustek and the Company entered into an Extension Agreement extending the due date of the obligation until August 31, 2016. Mr. Shustek paid to the Company an extension fee of $10,120 which is equal to one and one-half percent (1.50%) of the outstanding obligation. In addition, Mr. Shustek agreed to pay interest on the outstanding balance at the rate of one percent (1%) per month, retroactive to October, 2014.

As of March, 2015, Mr. Shustek has paid interest in the amount of $48,816 in connection with the Extension Agreement. Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units that he holds directly and indirectly to the Company to commence paying such obligation.  In January 2014, June, 2014 and September 2014, we made distributions of approximately $42,000, $42,000 and $157,000, directly and indirectly to Mr. Shustek, with which we have decreased the receivable discussed above.

Please refer to Note F – Related Party Transactions in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2014 and 2013, De Joya Griffith, LP (“De Joya Griffith”) provided services to us as follows:

	December 31, 2014	December 31, 2013
Audit Fees	$14,000	$13,000
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

De Joya Griffith did not perform any non-audit services for us in the years ended December 31, 2014 and 2013.

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

By: /s/ Tracee Gress
Tracee Gress
Chief Financial Officer of the Manager
(Principal Financial and Accounting Officer of the Manager)

Date:  March 31, 2015

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
2.1(1)	Plan of Complete Liquidation and Dissolution
3.1(2)	Articles of Organization
3.2(3)	Certificate of Amendment to Articles of Organization
3.3(4)	Amended and Restated Operating Agreement (included as Exhibit A to the prospectus)
4.4(5)	Distribution Reinvestment Plan
10.9(6)	Office lease agreement dated March 31, 2003 by and between Luke Properties, LLC and Vestin Group, Inc.
10.10(7)	Indemnification agreement dated March 25, 2009 by and between Vestin Group, Inc. and Vestin Fund III, LLC
10.11 (8)	Agreement between Strategix Solutions, LLC and Vestin Fund III, LLC for accounting services.
10.12 (9)	Plan of Complete Liquidation and Dissolution
10.13 (10)	Deed in Lieu Agreement, dated February 7, 2012
21.1*	List of Subsidiaries of Vestin Fund III, LLC
31.1*	Section 302 Certification of Michael V. Shustek
31.2*	Section 302 Certification of Tracee Gress
32*	Certification Pursuant to 18 U.S.C. Sec. 1350
101**
The following material from the Company's annual report on Form 10-KQ for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i)  Balance Sheets as of December 31, 2014 and 2013, (ii)  Statements of Operations for the years ended December 31, 2014 and 2013 (iii)  Statement of Equity for the years ended December 31, 2014 and 2013 (iv)  Statements of Cash Flows for the years ended December 31, 2014 and 2013 and (v) Notes to the Financial Statements

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
**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 an d 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934