Form 10-Q
period 2015-05-06
VESTIN FUND III LLC
filed 2015-05-12
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 000-51301

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

Yes  [   ]    No   [X]

As of May 12, 2015 2,024,424 membership units in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2015
ASSETS
Assets
Cash and cash equivalents	$724,000	$485,000
Notes receivable, net of allowance of $301,000 at March 31, 2015 and $305,000 at December 31, 2014	--	--
Marketable securities – related party	588,000	588,000
Due from related parties	681,000	681,000

Total assets	$1,993,000	$1,754,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$3,000	$5,000
Other	200,000	--
Deferred gain	685,000	685,000
Total liabilities	888,000	690,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at March 31, 2015 and December 31, 2014	1,105,000	1,064,000

Total members' equity	1,105,000	1,064,000

Total liabilities and members' equity	$1,993,000	$1,754,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended March 31,
	2015	2014
Revenues
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	$4,000	$--
Total revenues	4,000	--

Operating expenses
Professional fees	20,000	20,000
Other	9,000	12,000
Total operating expenses	29,000	32,000

Loss from operations	(25,000)	(32,000)

Non-operating income
Recovery from settlement with loan guarantor	--	16,000
Other income	58,000	--
Dividend income – related party	10,000	9,000
Total non-operating income, net	68,000	25,000

Income (loss) from continuing operations	43,000	(7,000)

Discontinued Operations
Income from equity method investee held for sale	--	20,000
Expenses related to real estate held for sale	(2,000)	(13,000)
Total income (loss) from discontinued operations	(2,000)	7,000

NET INCOME	$41,000	$--

Net income allocated to members	$41,000	$--

Basic and diluted income per weighted average membership unit
Continuing operations	$0.02	$(0.01)
Discontinued operations	0.00	0.01
Total basic and diluted income per weighted average membership unit	$0.02	$0.00
Dividends declared per membership unit	$--	$--
Weighted average membership units	2,024,424	2,024,424

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$41,000	$--
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Recovery of allowance for doubtful notes receivable	(4,000)	--
Dividend income – related party	(10,000)	(9,000)
Income from equity method investee held for sale	--	(20,000)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,000)	4,000
Due to/from related parties	4,000	71,000
Other assets	--	4,000
Net cash provided by operating activities	$29,000	$50,000

Cash flows from investing activities:
Proceeds for sale of marketable securities-related party to be sold	200,000	--
Proceeds related to dividend income	10,000	--
Net cash provided by investing activities	$210,000	$--

Cash flows from financing activities:
Liquidating distributions, net of reinvestments	--	(297,000)
Net cash used in investing activities	$--	$(297,000)

NET CHANGE IN CASH	239,000	(247,000)

Cash, beginning of period	485,000	409,000
Cash, end of period	$724,000	$162,000
Non-cash investing and financing activities:
Adjustment to note receivable and related allowance	$4,000	$--

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC
NOTES TO FINANCIAL STATEMENTS
March 31, 2015
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

Because the liquidation of the Fund was not imminent, as of March 31, 2015, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

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

Michael Shustek owns a significant majority of Vestin Mortgage, LLC, a Nevada limited liability company, which is our manager (the “manager” or “Vestin Mortgage”). The business of brokerage and placement of real estate loans has been performed by affiliated or non-affiliated mortgage brokers, including Advant Mortgage, LLC (“MVP Mortgage”), a licensed Nevada mortgage broker, which is indirectly wholly owned by Michael V. Shustek.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.  The information included in this Form 10-Q should be read in conjunction with information included in the 2014 annual report filed on Form 10-K.

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

Other

Proceeds received for sale of 22,690 shares of our investment in MVP REIT to JNL Parking for $200,000.  The principals of JNL Parking are officers of an affiliate of MVP REIT.  The shares were not transferred to the principals of JNL Parking until April 2015.  There was no gain or loss recognized with this sale.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of March 31, 2015 and 2014, we had approximately $0.5 million and no funds, respectively, in excess of the federally insured limits.

NOTE D — REAL ESTATE HELD FOR SALE

At March 31, 2015, we held one property with no carrying value, which was acquired through foreclosure and recorded as investment in REO.  Expenses incurred during the three months ended March 31, 2015 and 2014 related to our present and past REO totaled approximately $2,000 and $13,000, respectively.  Our REO is accounted for at the lower of cost or fair value less costs to sell, with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

NOTE F — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three months ended March 31, 2015 and 2014.

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  As of March 31, 2015, we have a receivable from Vestin Group and deferred gain of approximately $685,000.  In February 2015, Mr. Shustek and the Company entered into an Extension Agreement extending the due date of the obligation until August 31, 2016. Mr. Shustek paid to the Company an extension fee of $10,120 which is equal to one and one-half percent (1.50%) of the outstanding obligation. In addition, Mr. Shustek agreed to pay interest on the outstanding balance at the rate of one percent (1%) per month, retroactive to October, 2014. As of March 31, 2015, Mr. Shustek has paid interest in the amount of $48,816 in connection with the Extension Agreement. Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units that he holds directly and indirectly to the Company to commence paying such obligation.  In January 2014, June 2014 and September 2014, we made distributions of approximately $42,000, $42,000 and $157,000, were payable, directly and indirectly to Mr. Shustek. Such amounts have been applied to decrease the receivable discussed above.  See also “Transactions with Other Related Parties” below.

As of March 31, 2015 and December 31, 2014, our manager owned 54,863 of our units.  During the three months ended March 31, 2014, we made liquidating distributions to our manager of approximately $8,000.  These distributions were returned to the Company as partial repayment of the letter of credit mentioned above.  There were no distributions made during the three months ended March 31, 2015.

As of March 31, 2015 and December 31, 2014, we had receivables from our manager totaling approximately $0.7 primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of March 31, 2015 and December 31, 2014, we owed VRM II approximately $4,000.

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

As of March 31, 2015 and December 31, 2014, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.7% of our total membership units.  During the three months ended March 31, 2014, we made liquidating distributions to inVestin of approximately $5,000.  These distributions were returned to the Company as partial repayment of the letter of credit mentioned above.  There were no distributions made during the three months ended March 31, 2015.

As of March 31, 2015 and December 31, 2014, Shustek Investments, Inc., a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.9% of our total membership units.  During the three months ended March 31, 2014, we made liquidating distributions to Shustek Investments of approximately $30,000.  These distributions were returned to the Company as partial repayment of letter of credit mentioned above.  There were no distributions during the three months ended March 31, 2015.

As of March 31, 2015, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  During the three months ended March 31, 2014, we made liquidating distributions to Mr. Shustek’s spouse of approximately $400. There were no distributions during the three months ended March 31, 2015.

During March 2015, we sold 22,690 shares of our investment in MVP REIT, Inc. (“MVP REIT”), a non-traded REIT, to JNL Parking for $200,000.  The principals of JNL Parking are officers of an affiliate of MVP REIT.  The shares were not transferred to the principals of JNL Parking until April 2015.  There was no gain or loss recognized with this sale.

Accounting services

During the three months ended March 31, 2015 and 2014, Accounting Solutions, an entity owned by Tracee Gress, the Company’s Chief Financial Officer, received fees of approximately $3,000 and $2,000, respectively, for accounting services.

During the three months ended March 31, 2015 and 2014, Strategix Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $4,000 and $0, respectively, for accounting services.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2015.  Based on this review, the value of members’ capital accounts was adjusted from $0.53 per unit to $0.55 per unit, as of April 1, 2015.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

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

NOTE H — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of March 31, 2015 and December 31, 2014, we owned 44,212 and 66,902 shares of common stock, respectively, of MVP REIT.  The shares were assigned to us by SERE Holdings, LLC in consideration of the cancellation of certain unsecured notes.  During the three months ended March 31, 2015 and 2014 we received approximately $10,000 and $9,000, respectively, in dividend income.

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

On May 13, 2015, we made liquidating distributions to all Fund Members, in the aggregate amount of approximately $0.4 million in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund. inVestin, Vestin Mortgage and Shustek Investments returned their entire distribution amounts to us in partial satisfaction of their outstanding obligations to us as described in this report above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2015 and 2014.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report filed on Form 10-K, Part II, Item 7 for the year ended December 31, 2014.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this report on Form 10-Q.  We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical fact are forward-looking statements.  Certain of these forward-looking statements can be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “assumes,” “may,” “should,” “will,” or other similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other important factors, which could cause actual results, performance or achievements to differ materially from future results, performance or achievements.  These forward-looking statements are based on our current beliefs, intentions and expectations.  These statements are not guarantees or indicative of future performance.  Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements include, but are not limited to, those factors, risks and uncertainties described in this Quarterly Report on Form 10-Q, our annual report on Form 10-K and in our other securities filings with the Securities and Exchange Commission (“SEC”).  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and involve inherent risks and uncertainties.  Our estimates of the value of collateral securing our loans may change, or the value of the underlying property could decline subsequent to the date of our evaluation.  As a result, such estimates are not guarantees of the future value of the collateral.  The forward-looking statements contained in this report are made only as of the date hereof.  We undertake no obligation to update or revise information contained herein to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Because the liquidation of the Fund was not imminent, as of March 31, 2015, the financial statements are presented assuming the Fund will continue as a going concern.

We currently have no outstanding loans. In addition, we will attempt to convert our other non-cash assets into cash which may be distributed under the Plan.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contract liabilities.  Our manager has established a reserve to cover our ongoing expenses and future obligations.  As of March 31, 2015, our cash was approximately $0.7 million.

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

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended March 31, 2015, to the three months ended March 31, 2014.

Total Revenue:	2015	2014	$ Change	% Change
Recovery of allowance for doubtful notes receivable	$4,000	$--	$4,000	100%
Total	$4,000	$--	$4,000	100%

As we have liquidated all of our loans and/or foreclosed on the underlying properties, we do not expect any future interest income from loans.

Total Operating Expenses:	2015	2014	$ Change	% Change
Professional fees	$20,000	$20,000	$--	--
Other	9,000	12,000	(3,000)	(25%)
Total	$29,000	$32,000	$(3,000)	(9%)

Total Non-operating income:	2015	2014	$ Change	% Change
Recovery from settlement with loan guarantor	$--	$16,000	$(16,000)	(100%)
Other income	58,000	--	58,000	100%
Dividend income – related party	10,000	9,000	1,000	11%
Total	$68,000	$25,000	$43,000	172%

During January 2011, we, VRM I and VRM II were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $16,000 during the three months ended March 31, 2014.  During the three months ended March 31, 2015 and 2014, we received dividend income of approximately $10,000 and $9,000 on our shares in MVP REIT, respectively.  Additionally, during March 2015, we received approximately $58,000 in interest and fees from Michael Shustek based on the extension agreement related to the letter of credit.

For additional information see Note F – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Discontinued Operations	2015	2014	$ Change	% Change
Income from equity method investee held for sale	$--	$20,000	$(20,000)	(100%)
Expenses related to real estate held for sale	(2,000)	(13,000)	11,000	85%
Total	$(2,000)	$7,000	$(9,000)	(129%)

Decrease in income from equity method investee is due to the sale of this investment in August 2014.  The decrease in expenses related to real estate held for sale is due to the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties, along with the disposal of properties in 2014.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2015.  Based on this review, the value of members’ capital accounts was adjusted from $0.53 per unit to $0.55 per unit, as of April 1, 2015.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

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

During the three months ended March 31, 2015, net cash flows provided by operating activities totaled approximately $29,000.  Cash flows provided by investing activities for the three months ended March 31, 2015 totaled approximately $0.2 million and include proceeds from the partial sale of investment in MVP REIT, which were transferred in April 2015.

At March 31, 2015, we had approximately $0.7 million in unrestricted cash and approximately $1.8 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of March 31, 2015 and December 31, 2014, we had no investments in real estate loans.  In accordance with the Plan, we will no longer invest in new loans.

RELATED PARTY TRANSACTIONS

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the Purchaser, which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2015, Mr. Shustek and the Company entered into an Extension Agreement extending the due date of the obligation until August 31, 2016. Mr. Shustek paid to the Company an extension fee of $10,120 which is equal to one and one-half percent (1.50%) of the outstanding obligation. In addition, Mr. Shustek agreed to pay interest on the outstanding balance at the rate of one percent (1%) per month, retroactive to October 2014. As of March 2015, Mr. Shustek has paid interest in the amount of $48,816 in connection with the Extension Agreement. Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units that he holds directly and indirectly to the Company to commence paying such obligation.  In January 2014, June 2014 and September 2014, we made distributions of approximately $42,000, $42,000 and $157,000, were payable, directly and indirectly to Mr. Shustek, Such amounts have been applied to decrease the receivable discussed above.

For additional information regarding this and other related party transactions, please see Note F – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Holders

As of March 31, 2015, 512 unit holders held 2,024,424 units in the Company.

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

We are now targeting completion of the liquidation by the end of 2016.  The exact timing for completion of the liquidation will be impacted by real estate market conditions and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able complete the liquidation within a particular date or by the anticipated time frame.  Because the liquidation of the Fund was not imminent, as of March 31, 2015, the financial statements are presented assuming the Fund will continue as a going concern.

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
101**
The following material from the Company's quarterly report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i)  Balance Sheets as of March 31, 2015 and December 31, 2014 (unaudited), (ii)  Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited) (iii)  Statement of Equity for the three months ended March 31, 2015 (unaudited) (iv)  Statements of Cash Flows for the three months ended March 31,2015 and 2014 (unaudited) and (v) Notes to the  Financial Statements (unaudited)

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
                                                         Date: May 12, 2015