Form 10-Q
period 2015-07-23
VESTIN FUND III LLC
filed 2015-08-14
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  [   ]    No   [X]

As of August 14, 2015 2,024,424 membership units in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

BALANCE SHEETS
(UNAUDITED)
	June 30, 2015	December 31, 2014
ASSETS
Assets
Cash and cash equivalents	$382,000	$485,000
Notes receivable, net of allowance of $298,000 at June 30, 2015 and $305,000 at December 31, 2014	--	--
Marketable securities – related party	388,000	588,000
Due from related parties	625,000	681,000

Total assets	$1,395,000	$1,754,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$3,000	$5,000
Deferred gain	628,000	685,000
Total liabilities	631,000	690,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at June 30, 2015 and December 31, 2014	764,000	1,064,000

Total members' equity	764,000	1,064,000

Total liabilities and members' equity	$1,395,000	$1,754,000

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Recovery of allowance for doubtful notes receivable	$3,000	$--	$7,000	$--
Total revenues	3,000	--	7,000	--

Operating expenses
Professional fees	20,000	14,000	40,000	34,000
Other	8,000	8,000	16,000	20,000
Total operating expenses	28,000	22,000	56,000	54,000

Loss from operations	(25,000)	(22,000)	(49,000)	(54,000)

Non-operating income
Recovery from settlement with loan guarantor	--	--	--	16,000
Other income	78,000	--	135,000	--
Gain from former loan defeasance	--	15,000	--	15,000
Dividend income	8,000	10,000	18,000	19,000
Total non-operating income, net	86,000	25,000	153,000	50,000

Discontinued Operations
Income from equity method investee held for sale	--	22,000	--	42,000
Net loss on sale of real estate held for sale	--	(14,000)	--	(14,000)
Expenses related to real estate held for sale	(2,000)	(3,000)	(4,000)	(16,000)
Total income (loss) from discontinued operations	(2,000)	5,000	(4,000)	12,000

NET INCOME	$59,000	$8,000	$100,000	$8,000

Net income allocated to members	$59,000	$8,000	$100,000	$8,000

Net income allocated to members per weighted average membership units	$0.03	$0.01	$0.05	$0.01

Weighted average membership units	2,024,424	2,024,424	2,024,424	$2,024,424

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$100,000	$8,000
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of allowance for doubtful notes receivable	(7,000)	--
Dividend income – related party	(18,000)	(19,000)
Gain from former loan defeasance		(15,000)
Deferred income	(57,000)	--
Loss on sale of real estate held for sale	--	14,000
Income from equity method investee held for sale	--	(42,000)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,000)	(2,000)
Due from related parties	63,000	115,000
Other assets	--	5,000
Net cash provided by operating activities	$79,000	$64,000

Cash flows from investing activities:
Proceeds from former loan defeasance	--	15,000
Proceeds from real estate held for sale		235,000
Proceeds from distribution from investment in equity method investee	--	37,000
Proceeds for sale of marketable securities-related party to be sold	200,000	--
Proceeds related to dividend income	18,000	--
Net cash provided by investing activities	$218,000	$287,000

Cash flows from financing activities:
Liquidating distributions	(400,000)	(600,000)
Net cash used in financing activities	$(400,000)	$(600,000)

NET CHANGE IN CASH	(103,000)	(249,000)

Cash, beginning of period	485,000	409,000
Cash, end of period	$382,000	$160,000
Non-cash investing and financing activities:
Adjustment to note receivable and related allowance	$7,000	$--

The accompanying notes are an integral part of these financial statements.

VESTIN FUND III, LLC
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015
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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We had anticipated that the liquidation would be substantially completed by the second half of 2014.  However, the orderly sale of each of our remaining assets will take longer to complete than we had anticipated.  As a result, we will not complete the liquidation before the end of this year, and are now targeting completion by the end of 2016.  The exact timing for completion of the liquidation will be impacted by the payment of Vestin Group’s indemnity obligation and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able to complete the liquidation within a particular date or by the anticipated time frame.

Because the liquidation of the Fund was not imminent, as of June 30, 2015, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On May 13, 2015, we made liquidation distributions to all Fund Members in the aggregate amount of approximately $0.4 million, in accordance with the Plan.  These distributions follow liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, June 15, 2012, January 14, 2014, June 30, 2014, and September 15, 2014 in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, $0.4 million, $0.3 million, $0.3 million and $1.1 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note G – Members’ Equity

We are not a mutual fund or an investment company within the meaning of the Investment Company Act of 1940, nor are we subject to any regulation thereunder.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of June 30, 2015 and 2014, we had approximately $0.1 million and no funds, respectively, in excess of the federally insured limits.

NOTE D — REAL ESTATE HELD FOR SALE

At June 30, 2015, we held one property with no carrying value, which was acquired through foreclosure and recorded as investment in REO.  Expenses incurred during the six months ended June 30, 2015 and 2014 related to our present and past REO totaled approximately $4,000 and $16,000, respectively.  Our REO is accounted for at the lower of cost or fair value less costs to sell, with fair value based on appraisals and knowledge of local market conditions.  We seek to sell properties acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

NOTE F — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the six months ended June 30, 2015 and 2014.

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  As of June 30, 2015, we have a receivable from Vestin Group and deferred gain of approximately $628,000.  In February 2015, Mr. Shustek and the Company entered into an Extension Agreement extending the due date of the obligation until August 31, 2016. Mr. Shustek paid to the Company an extension fee of $10,120, which is equal to one and one-half percent (1.50%) of the outstanding obligation. In addition, Mr. Shustek agreed to pay interest on the outstanding balance at the rate of one percent (1%) per month, retroactive to September 2014. As of June 30, 2015, Mr. Shustek has paid interest in the amount of $68,789 in connection with the Extension Agreement. Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units that he holds directly and indirectly to the Company to commence paying such obligation.  In May 2015, distributions payable directly and indirectly to Mr. Shustek in the amount of approximately $57,000 were applied to decrease the receivable discussed above.  In January 2014, June 2014 and September 2014, distributions payable directly and indirectly to Mr. Shustek in the amounts of approximately $42,000, $42,000 and $157,000, respectively, were applied to decrease the receivable discussed above.  See also “Transactions with Other Related Parties” below.

As of June 30, 2015 and December 31, 2014, our manager owned 54,863 of our units.  During the six months ended June 30, 2015 and 2014, we made liquidating distributions to our manager of approximately $11,000 and $57,000, respectively.  These distributions were returned to the Company as partial repayment of the letter of credit mentioned above.

As of June 30, 2015 and December 31, 2014, we had receivables from our manager totaling approximately $0.6 million, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of June 30, 2015 and December 31, 2014, we owed VRM II approximately $3,000.

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

As of June 30, 2015 and December 31, 2014, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.7% of our total membership units.  During the six months ended June 30, 2015 and 2014, we made liquidating distributions to inVestin of approximately $7,000 and $10,000, respectively.  These distributions were returned to the Company as partial repayment of the letter of credit mentioned above.

As of June 30, 2015 and December 31, 2014, Shustek Investments, Inc., a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.9% of our total membership units.  During the six months ended June 30, 2015 and 2014, we made liquidating distributions to inVestin of approximately $40,000 and $60,000, respectively.  These distributions were returned to the Company as partial repayment of letter of credit mentioned above.

As of June 30, 2015, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  During the six months ended June 30, 2015 and 2014, we made liquidating distributions to inVestin of approximately $500 and $800, respectively.

During March 2015, we sold 22,690 shares of our investment in MVP REIT, Inc. (“MVP REIT”), a non-traded REIT, to JNL Parking for $200,000.  The principals of JNL Parking are officers of an affiliate of MVP REIT.  The shares were not transferred to the principals of JNL Parking until April 2015.  There was no gain or loss recognized with this sale.  The transaction was entered into to increase our holdings of cash, and the proceeds from the sale were included in the distribution made to Fund Members in May 2015.

Accounting services

During the six months ended June 30, 2015 and 2014, Accounting Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $6,000 and $5,000, respectively, for accounting services.

During the six months ended June 30, 2015, Strategix Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $12,000, for accounting services.  There were no fees paid during the six months ended June 30, 2014.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended June 30, 2015.  Based on this review, the value of members’ capital accounts was adjusted from $0.55 per unit to $0.38 per unit, as of July 1, 2015.  The change in valuation is primarily for tax and capital account purposes and does not reflect the change in the value of the units calculated in accordance with GAAP.  Accordingly, unit prices calculated under GAAP may be different than the adjusted price per unit.

Liquidating Distributions

On May 13, 2015, we made liquidation distributions to all Fund Members in the aggregate amount of approximately $0.4 million, in accordance with the Plan.  These distributions follow liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, June 15, 2012, January 14, 2014, June 30, 2014, and September 15, 2014 in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, $0.4 million, $0.3 million, $0.3 million and $1.1 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.

Redemption Limitation

In accordance with the Plan, our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

NOTE H — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of June 30, 2015 and December 31, 2014, we owned 44,212 and 66,902 shares of common stock, respectively, of MVP REIT.  The shares were assigned to us by SERE Holdings, LLC in consideration of the cancellation of certain unsecured notes.  During the six months ended June 30, 2015 and 2014 we received approximately $18,000 and $19,000, respectively, in dividend income.

During April 2015, we sold 22,690 shares of our investment in MVP REIT to JNL Parking for $200,000.  The principals of JNL Parking are officers of an affiliate of MVP REIT.  There was no gain or loss recognized with this sale.

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

The following is a financial review and analysis of our financial condition and results of operations for the three and six months ended June 30, 2015 and 2014.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report filed on Form 10-K, Part II, Item 7 for the year ended December 31, 2014.

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

RESULTS OF OPERATIONS

OVERVIEW

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We had anticipated that the liquidation would be substantially completed by the second half of 2014.  However, the orderly sale of each of our remaining assets will take longer to complete than we had anticipated.  As a result, we will not complete the liquidation before the end of this year, and are now targeting completion by the end of 2016.  The exact timing for completion of the liquidation will be impacted by the payment of Vestin Group’s indemnity obligation and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able to complete the liquidation within a particular date or by the anticipated time frame.

Because the liquidation of the Fund was not imminent, as of June 30, 2015, the financial statements are presented assuming the Fund will continue as a going concern.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended June 30, 2015.  Based on this review, the value of members’ capital accounts was adjusted from $0.55 per unit to $0.38 per unit, as of July 1, 2015.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.  The change in valuation is primarily related to the liquidating distributions of $0.4 million or $0.20 per unit.

We currently have no outstanding loans. In addition, we will attempt to convert our other non-cash assets into cash which may be distributed under the Plan.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contract liabilities.  Our manager has established a reserve to cover our ongoing expenses and future obligations.  As of June 30, 2015, our cash was approximately $0.4 million.

During April 2015, we sold 22,690 shares of our investment in MVP REIT to JNL Parking for $200,000.  The principals of JNL Parking are officers of an affiliate of MVP REIT.  There was no gain or loss recognized with this sale.  The transaction was entered into in order to increase our holdings of cash, and the proceeds from the sale were included in the distribution made to Fund Members in May 2015.

On May 13, 2015, we made liquidation distributions to all Fund Members in the aggregate amount of approximately $0.4 million, in accordance with the Plan.  These distributions follow liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, June 15, 2012, January 14, 2014, June 30, 2014, and September 15, 2014 in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, $0.4 million, $0.3 million, $0.3 million and $1.1 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note G – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended June 30, 2015, to the three months ended June 30, 2014.

Total Revenue:	2015	2014	$ Change	% Change
Recovery of allowance for doubtful notes receivable	$3,000	$--	$3,000	100%
Total	$3,000	$--	$3,000	100%

As we have liquidated all of our loans and/or foreclosed on the underlying properties, we do not expect any future interest income from loans.

Total Operating Expenses:	2015	2014	$ Change	% Change
Professional fees	$20,000	$14,000	$6,000	43%
Other	8,000	8,000	--	--
Total	$28,000	$22,000	$6,000	27%

Total Non-operating income:	2015	2014	$ Change	% Change
Other income	$78,000	$--	$78,000	100%
Gain from former loan defeasance	--	15,000	(15,000)	(100%)
Dividend income – related party	8,000	10,000	(2,000)	(20%)
Total	$86,000	$25,000	$61,000	260%

During the three months ended June 30, 2015, we received approximately $21,000 in interest and fees from Michael Shustek based on the extension agreement related to the letter of credit and approximately $57,000 was recorded as a recovery of deferred revenue.  Additionally, during the three months ended June 30, 2015 and 2014, we received dividend income of approximately $8,000 and $10,000 on our shares in MVP REIT, respectively.

For additional information see Note F – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Discontinued Operations	2015	2014	$ Change	% Change
Income from equity method investee held for sale	$--	$22,000	$(22,000)	(100%)
Net loss on sale of real estate held for sale	--	(14,000)	14,000	100%
Expenses related to real estate held for sale	(2,000)	(3,000)	1,000	33%
Total	$(2,000)	$5,000	$(7,000)	(140%)

Decrease in income from equity method investee is due to the sale of this investment in August 2014.  The decrease in expenses related to real estate held for sale is due to the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties, along with the disposal of properties in 2014.

Comparison of Operating Results for the six months ended June 30, 2015, to the six months ended June 30, 2014.

Total Revenue:	2015	2014	$ Change	% Change
Recovery of allowance for doubtful notes receivable	$7,000	$--	$7,000	100%
Total	$7,000	$--	$7,000	100%

As we have liquidated all of our loans and/or foreclosed on the underlying properties, we do not expect any future interest income from loans.

Total Operating Expenses:	2015	2014	$ Change	% Change
Professional fees	$40,000	$34,000	$6,000	18%
Other	16,000	20,000	(4,000)	(20%)
Total	$56,000	$54,000	$2,000	4%

Total Non-operating income:	2015	2014	$ Change	% Change
Recovery from settlement with loan guarantor	$--	$16,000	$(16,000)	(100%)
Other income	135,000	--	135,000	100%
Gain from former loan defeasance	--	15,000	(15,000)	(100%)
Dividend income – related party	18,000	19,000	(1,000)	(5%)
Total	$153,000	$50,000	$103,000	206%

During January 2011, we, VRM I and VRM II were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $16,000 during the six months ended June 30, 2014.    Additionally, during the six months ended June 30, 2015, we received approximately $78,000 in interest and fees from Michael Shustek based on the extension agreement related to the letter of credit and approximately $57,000 was recorded as a recovery of deferred revenue.  During the six months ended June 30, 2015 and 2014, we received dividend income of approximately $18,000 and $19,000 on our shares in MVP REIT, respectively.

For additional information see Note F – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Discontinued Operations	2015	2014	$ Change	% Change
Income from equity method investee held for sale	$--	$42,000	$(42,000)	(100%)
Net loss on sale of real estate held for sale	--	(14,000)	14,000	100%
Expenses related to real estate held for sale	(4,000)	(16,000)	12,000	75%
Total	$(4,000)	$12,000	$(16,000)	(133%)

Decrease in income from equity method investee is due to the sale of this investment in August 2014.  The decrease in expenses related to real estate held for sale is due to the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties, along with the disposal of properties in 2014.

Stated Unit Value Adjustment:  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended June 30, 2015.  Based on this review, the value of members’ capital accounts was adjusted from $0.55 per unit to $0.38 per unit, as of July 1, 2015.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

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

During the six months ended June 30, 2015, net cash flows provided by operating activities totaled approximately $0.1 million.  Cash flows provided by investing activities for the six months ended June 30, 2015 totaled approximately $0.2 million and include proceeds from the partial sale of shares in MVP REIT, which were transferred in April 2015.

At June 30, 2015, we had approximately $0.4 million in unrestricted cash and approximately $1.4 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of June 30, 2015 and December 31, 2014, we had no investments in real estate loans.  In accordance with the Plan, we will no longer invest in new loans.

RELATED PARTY TRANSACTIONS

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the Purchaser, which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2015, Mr. Shustek and the Company entered into an Extension Agreement extending the due date of the obligation until August 31, 2016. Mr. Shustek paid to the Company an extension fee of $10,120, which is equal to one and one-half percent (1.50%) of the outstanding obligation. In addition, Mr. Shustek agreed to pay interest on the outstanding balance at the rate of one percent (1%) per month, retroactive to September 2014. As of June 2015, Mr. Shustek has paid interest in the amount of $68,789 in connection with the Extension Agreement. Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units that he holds directly and indirectly to the Company to commence paying such obligation.  In May 2015,  distributions payable directly and indirectly to Mr. Shustek in the amount of approximately $57,000,  were applied to decrease the receivable discussed above.  In January 2014, June 2014 and September 2014,  distributions payable directly and indirectly to Mr. Shustek in the amounts of approximately $42,000, $42,000 and $157,000,  were applied to decrease the receivable discussed above.
For additional information regarding this and other related party transactions, please see Note F – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Holders

As of June 30, 2015, 512 unit holders held 2,024,424 units in the Company.

Liquidation Distribution Policy

On May 13, 2015, we made liquidation distributions to all Fund Members in the aggregate amount of approximately $0.4 million, in accordance with the Plan.  These distributions follow liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, June 15, 2012, January 14, 2014, June 30, 2014, and September 15, 2014 in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, $0.4 million, $0.3 million, $0.3 million and $1.1 million, respectively, in accordance with the Plan. The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note G – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

We are now targeting completion of the liquidation by the end of 2016.  The exact timing for completion of the liquidation will be impacted by real estate market conditions and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able complete the liquidation within a particular date or by the anticipated time frame.  Because the liquidation of the Fund was not imminent, as of June 30, 2015, the financial statements are presented assuming the Fund will continue as a going concern.

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
101**
The following material from the Company's quarterly report on Form 10-Q for the six months ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i)  Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited), (ii)  Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited) (iii)    Statements of Cash Flows for the six months ended June 30,2015 and 2014 (unaudited) and (iv) Notes to the  Financial Statements (unaudited)

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

Date: August 14, 2015