Form 10-Q
period 2015-11-10
VESTIN FUND III LLC
filed 2015-11-16
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes  [   ]    No   [X]

As of November 16, 2015 2,024,424 membership units in the Company were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VESTIN FUND III, LLC

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Assets
Cash and cash equivalents	$476,000	$485,000
Note receivable, net of allowance of $294,000 at September 30, 2015 and $305,000 at December 31, 2014	--	--
Marketable securities – related party	301,000	588,000
Due from related party	628,000	681,000
Total assets	$1,405,000	$1,754,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$5,000	$5,000
Due to related party	4,000	--
Deferred gain	628,000	685,000
Total liabilities	637,000	690,000

Commitments and contingencies

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at September 30, 2015 and December 31, 2014	768,000	1,064,000
Total members' equity	768,000	1,064,000
Total liabilities and members' equity	$1,405,000	$1,754,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VESTIN FUND III, LLC

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Gain related to pay off of notes receivable, including recovery of allowance for doubtful note receivable	$--	$10,000	$7,000	$10,000
Total revenues	--	10,000	7,000	10,000

Operating expenses
Professional fees	22,000	20,000	62,000	54,000
Other	7,000	7,000	23,000	28,000
Total operating expenses	29,000	27,000	85,000	82,000

Loss from operations	(29,000)	(17,000)	(78,000)	(72,000)

Non-operating income
Recovery from settlement with loan guarantor	--	--	--	16,000
Other income	19,000	--	154,000	--
Gain from former loan defeasance	--	--	--	15,000
Recovery of deferred revenue		250,000		250,000
Distribution income – related party	6,000	10,000	24,000	29,000
Total non-operating income, net	25,000	260,000	178,000	310,000
Income (loss) from continuing operations	(4,000)	243,000	100,000	238,000

Discontinued Operations
Income (loss) from equity method investee held for sale	--	(3,000)	--	39,000
Gain (loss) on sale of real estate held for sale	7,000	--	7,000	(14,000)
Net gain on sale of investment in equity method investee	--	300,000	--	300,000
Income (expenses) related to real estate held for sale	1,000	(6,000)	(3,000)	(21,000)
Total income from discontinued operations	8,000	291,000	4,000	304,000

NET INCOME	$4,000	534,000	104,000	542,000

Basic and diluted income (loss) per weighted average common share
Continuing operations	$(0.01)	$0.12	$0.04	$0.12
Discontinued operations	$0.02	$0.15	$0.01	$0.15
Total basic and diluted loss per weighted average common share	$0.01	$0.27	$0.05	$0.27
Weighted average membership units	2,024,424	2,024,424	2,024,424	2,024,424

The accompanying notes are an integral part of these unaudited condensed financial statements.

VESTIN FUND III, LLC

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$104,000	$542,000
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of allowance for doubtful notes receivable	(7,000)	(10,000)
Gain from sale of investment in equity method investee		(300,000)
Distribution income – related party	(24,000)	(29,000)
Gain from former loan defeasance	--	(15,000)
Recovery of deferred revenue	--	(250,000)
Deferred gain	(57,000)	--
(Gain) loss on sale of real estate held for sale	(7,000)	14,000
Income from equity method investee held for sale	--	(39,000)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	--	(1,000)
Due from related parties	57,000	280,000
Other assets	--	5,000
Net cash provided by operating activities	66,000	197,000

Cash flows from investing activities:
Proceeds from former loan defeasance	--	15,000
Proceeds from real estate held for sale	7,000	235,000
Proceeds from sale of investment in equity method investee	--	1,287,000
Proceeds from distribution from investment in equity method investee	--	37,000
Proceeds for sale of marketable securities-related party	287,000	--
Proceeds related to distribution income	24,000	--
Proceeds from recovery of allowance for doubtful note receivable	7,000	--
Net cash provided by investing activities	325,000	1,574,000

Cash flows from financing activities:
Liquidating distributions	(400,000)	(1,700,000)
Net cash used in financing activities	(400,000)	(1,700,000)

NET CHANGE IN CASH	(9,000)	71,000

Cash, beginning of period	485,000	409,000
Cash, end of period	$476,000	$480,000
Non-cash investing and financing activities:
Adjustment to note receivable and related allowance	$7,000	$10,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VESTIN FUND III, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

Because the liquidation of the Fund was not imminent, as of September 30, 2015, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On May 13, 2015, we made liquidation distributions to all Fund Members in the aggregate amount of approximately $0.4 million, in accordance with the Plan.  These distributions follow liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, June 15, 2012, January 14, 2014, June 30, 2014, and September 15, 2014 in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, $0.4 million, $0.3 million, $0.3 million and $1.1 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note F – Members’ Equity.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited condensed financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited condensed financial statements should be read in conjunction with the condensed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The condensed balance sheet as of December 31, 2014 contained herein has been derived from the audited financial statements as of December 31, 2014, but do not include all disclosures required by GAAP.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided, the sales price charged is fixed or determinable, and collectability is reasonably assured. This generally means that revenue is recognized when services have been provided to the customers.  Interest is fully allowed for on impaired loans and is recognized on a cash basis method.  The receipt of previous loan or note receivable allowances or impairments are recognized as revenue.

Deferred Revenue Recognition

Deferred income supports the amount of sales proceeds withheld on a sale of our building during November 2006, with which we were required to establish an irrevocable stand by letter of credit in favor of the purchaser of the building.  See Note E – Related Party Transactions.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of September 30, 2015 and December 31, 2014, we had approximately $0.2 million and $0.2 million, respectively, in excess of the federally insured limits.

NOTE D — REAL ESTATE HELD FOR SALE

At September 30, 2015, we held one property with no carrying value, which was acquired through foreclosure and recorded as investment in Real Estate Owned (“REO”). During the three months ended September 30, 2015 we received a refund on property tax from a property sold in the amount of approximately $3,000 which resulted in income for period of approximately $1,000.  Expenses incurred during the three months ended September 30, 2014 related to our present and past REO totaled approximately $6,000, respectively.  Expenses incurred during the nine months ended September 30, 2015 and 2014 related to our present and past REO totaled approximately $3,000 and $21,000, respectively.  Our REO is accounted for at the lower of cost or fair value less costs to sell, with fair value based on appraisals and knowledge of local market conditions.  We will seek to sell our remaining property acquired through foreclosure as quickly as circumstances permit taking into account current economic conditions.

NOTE E — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three and nine months ended September 30, 2015 and 2014.

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  As of September 30, 2015, we have a receivable from Vestin Group and deferred gain of approximately $628,000.  In February 2015, Mr. Shustek and the Company entered into an Extension Agreement extending the due date of the obligation until August 31, 2016. Mr. Shustek paid to the Company an extension fee of $10,120, which is equal to one and one-half percent (1.50%) of the outstanding obligation. In addition, Mr. Shustek agreed to pay interest on the outstanding balance at the rate of one percent (1%) per month, retroactive to September 2014. As of September 30, 2015, Mr. Shustek has paid interest in the amount of $97,011 in connection with the Extension Agreement. Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units that he holds directly and indirectly to the Company to commence paying such obligation.  In May 2015 distributions payable directly and indirectly to Mr. Shustek in the amount of approximately $57,000 were applied to decrease the receivable discussed above.  In January 2014, June 2014 and September 2014, distributions payable directly and indirectly to Mr. Shustek in the amounts of approximately $42,000, $42,000 and $157,000, respectively, were applied to decrease the receivable discussed above.  See also “Transactions with Other Related Parties” below.

As of September 30, 2015 and December 31, 2014, our manager owned 54,863 of our units. During the nine months ended September 30, 2015 and 2014, we made liquidating distributions to our manager of approximately $11,000 and $30,000, respectively.  These distributions were returned to the Company as partial repayment of the letter of credit mentioned above.

As of September 30, 2015 and December 31, 2014, we had receivables from our manager totaling approximately $0.6 million and $0.7 million, respectively, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of September 30, 2015 and December 31, 2014, we owed VRM II approximately $4,000.

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

As of September 30, 2015 and December 31, 2014, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.7% of our total membership units.  During the three months ended September 30, 2015 and 2014, we made liquidating distributions to inVestin of approximately $0 and $19,000, respectively.  During the nine months ended September 30, 2015 and 2014, we made liquidating distributions to inVestin of approximately $7,000 and $19,000, respectively. These distributions were returned to the Company as partial repayment of the letter of credit mentioned above.

As of September 30, 2015 and December 31, 2014, Shustek Investments, Inc., a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.9% of our total membership units.  During the three months ended September 30, 2015 and 2014, we made liquidating distributions to Mr. Shustek of approximately $0 and $109,000, respectively.  During the nine months ended September 30, 2015 and 2014, we made liquidating distributions to Mr. Shustek of approximately $40,000 and $109,000, respectively.  These distributions were returned to the Company as partial repayment of letter of credit mentioned above.

As of September 30, 2015, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  During the three months ended September 30, 2015 and 2014, we made liquidating distributions to Mr. Shustek’s spouse of approximately $0 and $1,000, respectively.  During the nine months ended September 30, 2015 and 2014, we made liquidating distributions to Mr. Shustek’s spouse of approximately $500 and $1,000, respectively.

As of September 30, 2015, we sold 32,604 shares of our investment in MVP REIT, Inc. (“MVP REIT”), a non-traded REIT, to JNL Parking for $287,000.  The principals of JNL Parking are officers of an affiliate of MVP REIT.  There was no gain or loss recognized with this sale.  The transaction was entered into in order to increase our holdings of cash, and the proceeds from the sale were included in the distribution made to Fund Members in May 2015.

Accounting services

During the three months ended September 30, 2015 and 2014, Accounting Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $3,000, for accounting services for each period.  During the nine months ended September 30, 2015 and 2014, Accounting Solutions received fees of approximately $9,000 and $5,000, respectively, for accounting services.

During the three months ended September 30, 2015, Strategix Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $6,000, for accounting services.  There were no fees earned during the three months ended September 30, 2014.  During the nine months ended September 30, 2015, Strategix Solutions received fees of approximately $18,000, for accounting services.  There were no fees earned during the nine months ended September 30, 2014.

NOTE F — MEMBERS’ EQUITY

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended September 30, 2015.  Based on this review, management deemed that there was no adjustment necessary to the value of members’ capital accounts as of October 1, 2015.

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

NOTE G — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of September 30, 2015 and December 31, 2014, we owned 34,297 and 66,902 shares of common stock, respectively, of MVP REIT.  The shares were assigned to us by SERE Holdings, LLC in consideration of the cancellation of certain unsecured notes.  During the three months ended September 30, 2015 and 2014 we received approximately $6,000 and $10,000, respectively, in distribution income.  During the nine months ended September 30, 2015 and 2014 we received approximately $24,000 and $29,000, respectively, in distribution income from distribution.

As of September 30, 2015 we sold 32,604 shares of our investment in MVP REIT, Inc. (“MVP REIT”), a non-traded REIT, to JNL Parking for $287,000.  The principals of JNL Parking are officers of an affiliate of MVP REIT.  There was no gain or loss recognized with this sale.  The transaction was entered into in order to increase our holdings of cash, and the proceeds from the sale were included in the distribution made to Fund Members in May 2015.

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

The following is a financial review and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report filed on Form 10-K, Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” for the year ended December 31, 2014.

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

Because the liquidation of the Fund was not imminent, as of September 30, 2015, the financial statements are presented assuming the Fund will continue as a going concern.

We currently have no outstanding loans. In addition, we will attempt to convert our other non-cash assets into cash which may be distributed under the Plan.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contract liabilities.  Our manager has established a reserve to cover our ongoing expenses and future obligations.  As of September 30, 2015, our cash was approximately $0.5 million.

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

On May 13, 2015, we made liquidation distributions to all Fund Members in the aggregate amount of approximately $0.4 million, in accordance with the Plan.  These distributions follow liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, June 15, 2012, January 14, 2014, June 30, 2014, and September 15, 2014 in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, $0.4 million, $0.3 million, $0.3 million and $1.1 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note F – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended September 30, 2015, to the three months ended September 30, 2014.

Total Revenue:	2015	2014	$ Change	% Change
Recovery of allowance for doubtful note receivable	$--	$10,000	$(10,000)	(100%)
Total	$--	$10,000	$(10,000)	(100%)

As we have liquidated all of our loans and/or foreclosed on the underlying properties, we do not expect any future interest income from loans.

Total Operating Expenses:	2015	2014	$ Change	% Change
Professional fees	$22,000	$20,000	$2,000	10%
Other	7,000	7,000	--	--
Total	$29,000	$27,000	$2,000	7%

Total Non-operating income:	2015	2014	$ Change	% Change
Other income	$19,000	$--	$19,000	100%
Recovery of deferred income	--	250,000	(250,000)	(100%)
Distribution income	6,000	10,000	(4,000)	(40%)
Total	$25,000	$260,000	$(235,000)	(90%)

During the three months ended September 30, 2015, we received approximately $19,000 in interest and fees from Michael Shustek based on the extension agreement related to the letter of credit.  Additionally, during the three months ended September 30, 2015 and 2014, we received distribution income of approximately $6,000 and $10,000 on our shares in MVP REIT, respectively. During the three months ended September 30, 2014, we recognized deferred revenue for approximately $0.3 million; no such transaction occurred during the same period in 2015.

For additional information see Note E – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Discontinued Operations	2015	2014	$ Change	% Change
Loss from equity method investee held for sale	$--	$(3,000)	$3,000	100%
Gain on sale of real estate held for sale	7,000	--	7,000	100%
Net gain on sale of investment in equity method investee	--	300,000	(300,000)	(100%)
Income (expenses) related to real estate held for sale	1,000	(6,000)	7,000	116%
Total	$8,000	$291,000	$(283,000)	(97)%

Decrease in income from equity method investee is due to the sale of this investment in August 2014.  Gain on sale of real estate held for sale of approximately $7,000 related to 1701 Commerce.  During the three months ended September 30, 2015 we received a refund on property tax from a property sold in the amount of approximately $3,000 which resulted in income for period of approximately $1,000.  During the three months ended September 30, 2014, we sold our interest in equity method investee and recorded a gain on the sale; no such transaction occurred during the same period in 2015.

Comparison of Operating Results for the nine months ended September 30, 2015, to the nine months ended September 30, 2014.

Total Revenue:	2015	2014	$ Change	% Change
Recovery of allowance for doubtful note receivable	$7,000	$10,000	$(3,000)	(30%)
Total	$7,000	$10,000	$(3,000)	(30%)

As we have liquidated all of our loans and/or foreclosed on the underlying properties, we do not expect any future interest income from loans.

Total Operating Expenses:	2015	2014	$ Change	% Change
Professional fees	$62,000	$54,000	$8,000	15%
Other	23,000	28,000	(5,000)	18%
Total	$85,000	$82,000	$3,000	4%

Total Non-operating income:	2015	2014	$ Change	% Change
Recovery from settlement with loan guarantor	$--	$16,000	$(16,000)	(100%)
Other income	154,000	--	154,000	100%
Gain from former loan defeasance	--	15,000	(15,000)	(100%)
Recovery of deferred revenue	--	250,000	(250,000)	(100%)
Distribution income	24,000	29,000	(5,000)	17%
Total	$178,000	$310,000	$(132,000)	(43)%

During January 2011, we, VRM I and VRM II were awarded unsecured claims up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement, we received payment of approximately $16,000 during the nine months ended September 30, 2014.  Additionally, during the nine months ended September 30, 2015, we received approximately $97,000 in interest and fees from Michael Shustek based on the extension agreement related to the letter of credit and approximately $57,000 was recorded as a recovery of deferred revenue.  During the nine months ended September 30, 2015 and 2014, we received distribution income of approximately $24,000 and $29,000 on our shares in MVP REIT, respectively.  During the nine months ended September 30, 2014, we recognized deferred revenue for approximately $0.3 million; no such transaction occurred during the same period in 2015.

For additional information see Note E – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

Total Discontinued Operations	2015	2014	$ Change	% Change
Income from equity method investee held for sale	$--	$39,000	$(39,000)	(100%)
Gain (loss) on sale of real estate held for sale	7,000	(14,000)	21,000	150%
Net gain on sale of investment in equity method investee	--	300,000	(300,000)	(100%)
Expenses related to real estate held for sale	(3,000)	(21,000)	18,000	(86%)
Total	$4,000	$304,000	$(300,000)	(98%)

Decrease in income from equity method investee is due to the sale of this investment in August 2014.  Gain on sale of real estate held for sale of approximately $7,000 related to 1701 Commerce.  The decrease in expenses related to real estate held for sale is due to the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties, along with the disposal of properties in 2014.  During the nine months ended September 30, 2014, we sold our interest in equity method investee and recorded a gain on the sale; no such transaction occurred during the same period in 2015.

Stated Unit Value Adjustment
In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended September 30, 2015.  Based on this review, management deemed that there was no adjustment necessary to the value of members’ capital accounts as of October 1, 2015.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions:  At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the SEC on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.  As of July 2, 2009, the total redemptions made from inception were approximately $10.4 million.  For additional information regarding members redemptions, see Note F – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

During the nine months ended September 30, 2015, net cash flows provided by operating activities totaled approximately $0.1 million.  Cash flows provided by investing activities for the nine months ended September 30, 2015 totaled approximately $0.3 million and include proceeds from the partial sale of shares in MVP REIT.  Cash flows used in financing activities totaled $0.4 million in liquidating distributions.

At September 30, 2015, we had approximately $0.5 million in unrestricted cash and approximately $1.4 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of September 30, 2015 and December 31, 2014, we had no investments in real estate loans.  In accordance with the Plan, we will no longer invest in new loans.

RELATED PARTY TRANSACTIONS

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the Purchaser, an unrelated party, which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2015, Mr. Shustek and the Company entered into an Extension Agreement extending the due date of the obligation until August 31, 2016. Mr. Shustek paid to the Company an extension fee of $10,120, which is equal to one and one-half percent (1.50%) of the outstanding obligation. In addition, Mr. Shustek agreed to pay interest on the outstanding balance at the rate of one percent (1%) per month, retroactive to September 2014. As of September 2015, Mr. Shustek has paid interest in the amount of $97,011 in connection with the Extension Agreement. Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units that he holds directly and indirectly to the Company to commence paying such obligation.  In May 2015, distributions payable directly and indirectly to Mr. Shustek in the amount of approximately $57,000 were applied to decrease the receivable discussed above.  In January 2014, June 2014 and September 2014, distributions payable directly and indirectly to Mr. Shustek in the amounts of approximately $42,000, $42,000 and $157,000,  respectively, were applied to decrease the receivable discussed above.

For additional information regarding this and other related party transactions, please see Note E – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2015, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CRITICAL ACCOUNTING ESTIMATES

The carrying value of Due from Related Parties and Investment in Marketable Securities – related party are reported at their historical cost and fair market value, respectively; however, actual results of these assets could differ from these values.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Holders

As of September 30, 2015, 512 unit holders held 2,024,424 units in the Company.

Liquidation Distribution Policy

On May 13, 2015, we made liquidation distributions to all Fund Members in the aggregate amount of approximately $0.4 million, in accordance with the Plan.  These distributions follow liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, June 15, 2012, January 14, 2014, June 30, 2014, and September 15, 2014 in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, $0.4 million, $0.3 million, $0.3 million and $1.1 million, respectively, in accordance with the Plan.  The amounts distributed to each Member of the Fund were calculated based upon the percentage ownership interest of such Member in the Fund.  See Note F – Members’ Equity of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

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

We are now targeting completion of the liquidation by the end of 2016.  The exact timing for completion of the liquidation will be impacted by real estate market conditions and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able complete the liquidation within a particular date or by the anticipated time frame.  Because the liquidation of the Fund was not imminent, as of September 30, 2015, the financial statements are presented assuming the Fund will continue as a going concern.

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
101**
The following material from the Company's quarterly report on Form 10-Q for the nine months ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i)  Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited), (ii)  Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited) (iii)    Statements of Cash Flows for the nine months ended September 30,2015 and 2014 (unaudited) and (iv) Notes to the  Financial Statements (unaudited)

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

Date: November 16, 2015