Form 10-K
VESTIN FUND III LLC
filed 2016-03-30
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-51301

VESTIN FUND III, LLC
(Exact name of registrant as specified in its charter)

NEVADA	87-0693972
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8880 WEST SUNSET ROAD, SUITE 200, LAS VEGAS, NEVADA 89148
 (Address of Principal Executive Offices)  (Zip Code)

Registrant’s telephone number, including area code 702-227-0965

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

As of March 30, 2016, the Company had 2,024,424 units outstanding.

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

As of December 31, 2015, our remaining non-cash assets consist of (i) a receivable in the amount of $581,000 relating to Vestin Group’s indemnity obligations as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions” and (ii) shares of MVP REIT, Inc. common stock.  We had anticipated that the liquidation would be substantially completed by the second half of 2014.  However, it will take longer to collect our remaining assets and convert non-cash assets into cash than we had anticipated.  As a result, we are now targeting completion of the liquidation by the end of 2016.  [NOTE:  Confirm/update targeted timing for completion.]  The exact timing for completion of the liquidation will be impacted by the payment of Vestin Group’s indemnity obligation and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able to complete the liquidation within a particular date or by the anticipated time frame.

Because the liquidation of the Fund was not imminent, as of December 31, 2015, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On May 13, 2015 and December 18, 2015, we made liquidation distributions to all Fund members in the aggregate amount of approximately $0.4 million and $0.3 million, respectively, in accordance with the Plan.  These distributions follow liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, June 15, 2012, January 14, 2014, June 30, 2014, and September 15, 2014 in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, $0.4 million, $0.3 million, $0.3 million and $1.1 million, respectively, in accordance with the Plan.  The amounts distributed to each member of the Fund were calculated based upon the percentage ownership interest of such member in the Fund.  See Note E – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

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

Business Objectives

As a result of our members’ decision to liquidate the Company, we will not make any new loans and are in the process of winding up our affairs by pursuing remedies with respect to defaulted loans and preparing for sale/selling of our real estate held for sale.  Since May 2012, we no longer have investments in real estate loans.  A brief description of our prior business activities is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Employees

We have no employees.  Our manager has provided, and will continue to provide, most of the employees necessary to carry out our plan of liquidation and dissolution, except as described below regarding Strategix Solutions, LLC.  As of December 31, 2015, the Vestin entities had a total of three full-time and no part-time employees.  Except as hereinafter noted, all employees are at-will employees, and none are covered by collective bargaining agreements.  John Alderfer, our former CFO, is a party to an employment, non-competition, confidentiality and consulting contract with Vestin Group, Inc., the parent company of our manager, through December 31, 2016.

During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and VRM II.  The CFO of our manager and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is owned by our CFO, Ms. Gress.  As of December 31, 2015, Strategix Solutions dedicates to us, and other Vestin affiliates, a total of three full time employees.

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

Our manager shares office facilities in Las Vegas, Nevada through a sublease with its affiliate, Vestin Mortgage.  In March, 2010, Vestin Mortgage entered into a ten-year lease agreement for office facilities in Las Vegas, Nevada.

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Note H - Legal Matters Involving The Manager and Note I - Legal Matters Involving The Company in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for information regarding legal proceedings, which discussion is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for the trading of units.

Holders

As of March 30, 2016, approximately 512 unit holders held 2,024,424 units in the Company.

Liquidation Distribution Policy

On May 13, 2015 and December 18, 2015, we made liquidation distributions to all Fund members in the aggregate amount of approximately $0.4 million and $0.3 million, respectively, in accordance with the Plan.  These distributions follow liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, June 15, 2012, January 14, 2014, June 30, 2014, and September 15, 2014 in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, $0.4 million, $0.3 million, $0.3 million and $1.1 million, respectively, in accordance with the Plan.  The amounts distributed to each member of the Fund were calculated based upon the percentage ownership interest of such member in the Fund.  See Note E – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

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

In addition, real estate market conditions and other matters beyond our control, and other events and conditions that may arise, may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able complete the liquidation within a particular date or by the anticipated time frame.  Because the liquidation of the Fund was not imminent, as of December 31, 2015, the financial statements are presented assuming the Fund will continue as a going concern.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the years ended December 31, 2015, and 2014.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this Annual Report on Form 10-K.  In light of the decision in July 2009 to liquidate the Company, our historical operating results should not be viewed as indicative of future operating results.  The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

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

As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  As of December 31, 2015, our remaining non-cash assets consist of (i) a receivable in the amount of $581,000 relating to Vestin Group’s indemnity obligations as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions” and (ii) shares of MVP REIT, Inc. common stock.  We had anticipated that the liquidation would be substantially completed by the second half of 2014.  However, it will take longer to collect our remaining assets and convert non-cash assets into cash than we had anticipated.  As a result, we are now targeting completion of the liquidation by the end of 2016.  The exact timing for completion of the liquidation will be impacted by the payment of Vestin Group’s indemnity obligation and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able to complete the liquidation within a particular date or by the anticipated time frame.

Because the liquidation of the Fund was not imminent, as of December 31, 2015, the financial statements are presented assuming the Fund will continue as a going concern.

Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contract liabilities.  Our manager has established a reserve to cover our ongoing expenses and future obligations.  As of December 31, 2015, our cash was approximately $0.2 million.

On May 13, 2015 and December 18, 2015, we made liquidation distributions to all Fund members in the aggregate amount of approximately $0.4 million and $0.3 million, respectively, in accordance with the Plan.  These distributions follow liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, June 15, 2012, January 14, 2014, June 30, 2014, and September 15, 2014 in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, $0.4 million, $0.3 million, $0.3 million and $1.1 million, respectively, in accordance with the Plan.  The amounts distributed to each member of the Fund were calculated based upon the percentage ownership interest of such member in the Fund.  See Note E – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Under the terms of the Plan adopted by a majority of our members, our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

Prior to the approval of the Plan, our primary business objective was to generate income while preserving principal by investing in loans secured by real estate.  The loan underwriting standards utilized by our manager and MVP Mortgage or affiliates were less strict than those used by many institutional real estate lenders.  In addition, one of our competitive advantages was our ability to approve loan applications more quickly than many institutional lenders.  As a result, in certain cases, we made real estate loans that were riskier than real estate loans made by many institutional lenders such as commercial banks.  However, in return, we sought a higher interest rate and our manager took steps to mitigate the lending risks such as imposing a lower loan-to-value ratio.  While we may have assumed more risk than many institutional real estate lenders, in return, we sought to generate higher yields from our real estate loans.

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the year ended December 31, 2015, to the year ended December 31, 2014.

Total Revenue:	2015	2014	$ Change	% Change
Recovery of allowance for doubtful notes receivable	$14,000	$13,000	$1,000	8%
Total	$14,000	$13,000	$1,000	8%

Total Operating Expenses:	2015	2014	$ Change	% Change
Professional fees	$84,000	$87,000	$(3,000)	(3%)
Consulting	21,000	25,000	(4,000)	(16%)
Other	10,000	10,000	--	--
Total	$115,000	$122,000	$(7,000)	(6%)

Total Non-operating income:	2015	2014	$ Change	% Change
Recovery from settlement with loan guarantor	$--	$16,000	$(16,000)	(100%)
Other income	116,000	--	116,000	100%
Recognition of deferred revenue	104,000	250,000	(146,000)	(58%)
Gain from former loan defeasance	--	15,000	(15,000)	(100%)
Dividend income – related party	29,000	40,000	(11,000)	(28%)
Total	$249,000	$321,000	$(72,000)	(22%)

During the year ended December 31, 2015, we received approximately $0.1 million in interest and fees from Michael Shustek based on the extension agreement related to the letter of credit.  During January 2011, we, VRM I and VRM II were awarded unsecured claims of up to $3.6 million from a bankruptcy settlement with a guarantor of certain loans. Pursuant to the terms of the settlement we received payment of approximately $16,000 during the year ended December 31, 2014.  During the years ended December 31, 2015 and 2014 we received approximately $0.1 million and $0.3 million, respectively, from Mr. Shustek through liquidating distributions in satisfaction of the amounts associated with the due from related party balance reported on the accompanying balance sheet, which resulted in the recognition of deferred revenue of approximately $0.3 million as of December 31, 2015.  During the years ended December 31, 2015 and 2014, we received dividend income of approximately $29,000 and $40,000, respectively, on our shares in MVP REIT.  The decrease is due to the sale of some shares to JNL Parking during 2015.  The principals of JNL Parking are officers of an affiliate of MVP REIT.  There was no gain or loss recognized with this sale.  The transaction was entered into in order to increase our holdings of cash, and the proceeds from the sale were included in the distribution made to Fund members in May 2015.

Total Discontinued Operations	2015	2014	$ Change	% Change
Net gain on sale of investment in equity method investee	$--	$300,000	$(300,000)	(100%)
Income from equity method investee held for sale	--	39,000	(39,000)	(100%)
Net gain on sale of real estate held for sale	7,000	29,000	(22,000)	(76%)
Expenses related to real estate held for sale	(4,000)	(22,000)	18,000	82%
Total	$3,000	$346,000	$(343,000)	(99%)

On August 29, 2014, VRM I purchased our 25% interest in VREO XXV reported as an Investment in Equity Method Investee held for sale.  This resulted in a gain of approximately $300,000.  No such transaction occurred in 2015.  Decrease in income from equity method investee is due to the sale of this investment in August 2014.  During the years ended December 31, 2015 and 2014, we recorded net gains of $7,000 and $29,000, respectively, from the settlements received on the sale of real estate held for sale.   During the years ended December 31, 2015 and 2014, we recorded expenses related to real estate held for sale of $4,000 and $22,000, respectively. The decrease in gain and expenses related to real estate held for sale is due to the stabilization of the markets where our real estate owned are located and a decrease in upkeep and litigation of the properties, along with the disposal of property in 2014.

For additional information see Note D – Related Party Transactions of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

Stated Unit Value Adjustment.  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the year ended December 31, 2015.  Based on this review, the value of members’ capital accounts was adjusted from $0.38 per unit to $0.28 per unit, as of January 1, 2016.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

Redemptions:  At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan as set forth in Annex A of the Fund’s proxy statement filed with the SEC on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.  As of July 2, 2009, the total redemptions made from inception were approximately $10.4 million.  For additional information regarding members redemptions, see Note E – Members’ Equity of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

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

During the year ended December 31, 2015, net cash flows provided by operating activities totaled approximately $0.1 million.  Cash flows provided by investing activities for the year ended December 31, 2015 totaled approximately $0.3 million and include proceeds from the partial sale of shares in MVP REIT.  Cash flows used in financing activities totaled $0.7 million in liquidating distributions.

At December 31, 2015, we had approximately $0.2 million in unrestricted cash and approximately $1.1 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of December 31, 2015 and 2014, we had no investments in real estate loans.  In accordance with the Plan, we will no longer invest in new loans.

RELATED PARTY TRANSACTIONS

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), an unrelated party, which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2015, Mr. Shustek and the Company entered into an Extension Agreement extending the due date of the obligation until August 31, 2016. Mr. Shustek paid to the Company an extension fee of $10,120, which is equal to one and one-half percent (1.50%) of the outstanding obligation. In addition, Mr. Shustek agreed to pay interest on the outstanding balance at the rate of one percent (1%) per month, retroactive to September 2014. As of December 2015, Mr. Shustek has paid interest in the amount of $116,000 in connection with the Extension Agreement. Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units that he holds directly and indirectly to the Company to commence paying such obligation.  In December and May 2015, distributions payable directly and indirectly to Mr. Shustek in the amount of approximately $47,000 and $57,000, respectively, were applied to decrease the receivable discussed above.  In January 2014, June 2014 and September 2014, distributions payable directly and indirectly to Mr. Shustek in the amounts of approximately $42,000, $42,000 and $157,000, respectively, were applied to decrease the receivable discussed above.  As of December 31, 2015, the receivable’s remaining balance was approximately $0.6 million.

For additional information regarding this and other related party transactions, please see Note D – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2015, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

CRITICAL ACCOUNTING ESTIMATES

The carrying value of Due from Related Parties and Investment in Marketable Securities – related party are reported at their historical cost and fair market value, respectively, however actual results of these assets could differ from these values.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note G– Recent Accounting Pronouncements of the Notes to the Financial Statements included in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
Vestin Fund III, LLC

We have audited the accompanying balance sheets of Vestin Fund III, LLC (“the Company”) as of December 31, 2015 and 2014, and the related statements of operations, members’ equity and other comprehensive income, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vestin Fund III, LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RBSM LLP

New York, New York
March 30, 2016

VESTIN FUND III, LLC

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Assets
Cash and cash equivalents	$198,000	$485,000
Notes receivable, net of allowance of $291,000 and $308,000 at December 31, 2015 and 2014, respectively	--	--
Marketable securities – related party	301,000	588,000
Due from related parties	582,000	685,000

Total assets	$1,081,000	$1,758,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$10,000	$5,000
Due to related party	--	4,000
Deferred gain	581,000	685,000
Total liabilities	591,000	694,000

Commitments and contingencies	--	--

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at December 31, 2015 and 2014	490,000	1,064,000

Total members' equity	490,000	1,064,000

Total liabilities and members' equity	$1,081,000	$1,758,000

VESTIN FUND III, LLC

STATEMENTS OF OPERATIONS

	For the years Ended December 31,
Revenues	2015	2014
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	$14,000	$13,000
Total revenues	14,000	13,000

Operating expenses
Professional fees	84,000	87,000
Consulting	21,000	25,000
Other	10,000	10,000
Total operating expenses	115,000	122,000

Loss from operations	(101,000)	(109,000)

Non-operating income
Recovery from settlement with loan guarantor	--	16,000
Other income	116,000	--
Recognition of deferred gain	104,000	250,000
Gain from former loan defeasance	--	15,000
Dividend income – related party	29,000	40,000
Total non-operating income, net	249,000	321,000

Discontinued Operations
Net gain on sale of investment in equity method investee	--	300,000
Income from equity method investee held for sale	--	39,000
Net gain on sale of real estate held for sale	7,000	29,000
Expenses related to real estate held for sale	(4,000)	(22,000)
Total income from discontinued operations	3,000	346,000

NET INCOME	$151,000	$558,000

Net income allocated to members
	$151,000	$558,000

Basic and diluted income per weighted average membership unit
Continuing operations	$0.07	$0.10
Discontinued operations	$0.00	$0.18
Total basic and diluted income per weighted average membership unit	$0.07	$0.28
Dividends declared per membership unit	$--	$--
Weighted average membership units	2,024,424	2,024,424

VESTIN FUND III, LLC
STATEMENTS OF MEMBERS' EQUITY AND OTHER COMPREHENSIVE INCOME

	Units	Amount
Members' equity at December 31, 2013	2,024,424	$2,206,000

Comprehensive income:

Net income		558,000

Total comprehensive income		558,000

Distributions		(1,700,000)

Members' equity at December 31, 2014	2,024,424	$1,064,000

Comprehensive income:

Net income		151,000

Total comprehensive income		151,000

Distributions		(725,000)

Members' equity at December 31, 2015	2,024,424	$490,000

VESTIN FUND III, LLC

STATEMENTS OF CASH FLOWS
	For the Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$151,000	$558,000
Adjustments to reconcile net income to net cash provided by) operating activities:
Gain from sale of investment in equity method investee	--	(300,000)
Gain from former loan defeasance	--	(15,000)
Gain related to sale of real estate held for sale	(7,000)	(29,000)
Gain from recovery of allowance for doubtful notes receivable	(14,000)	(13,000)
Distribution income – related party	(29,000)	(40,000)
Recognition of deferred gain	(104,000)	(250,000)
Gain related to recovery of allowance from settlement with loan guarantor	--	(16,000)
Income from equity method investee held for sale	--	(39,000)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	5,000	(1,000)
Due to/from related parties	99,000	280,000
Other assets	--	5,000
Net cash provided by operating activities	$101,000	$140,000
Cash flows from investing activities:
Proceeds from former loan defeasance	--	15,000
Proceeds related to distribution income	29,000	3,000
Proceeds from settlement from loan guarantor	--	16,000
Proceeds from sale of investment in equity method investee	--	1,287,000
Proceeds from notes receivable	14,000	13,000
Proceeds related to real estate held for sale	7,000	265,000
Proceeds from distribution from investment in equity method investee	--	37,000
Proceeds from sale of marketable securities	287,000	--
Net cash provided by investing activities	$337,000	$1,636,000
Cash flows from financing activities:
Liquidating distributions	(725,000)	(1,700,000)
Net cash used by financing activities	$(725,000)	$(1,700,000)
NET CHANGE IN CASH	(287,000)	76,000
Cash, beginning of period	485,000	409,000
Cash, end of period	$198,000	$485,000
Non-cash investing and financing activities:
Adjustment to note receivable and related allowance	$14,000	$13,000

VESTIN FUND III, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Because the liquidation of the Fund was not imminent, as of December 31, 2015, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

On December 18, 2015 and May 13, 2015, we made liquidation distributions to all Fund members in the aggregate amount of approximately $0.3 million and $0.4 million, respectively, in accordance with the Plan.  These distributions follow liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, June 15, 2012, January 14, 2014, June 30, 2014, and September 15, 2014 in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, $0.4 million, $0.3 million, $0.3 million and $1.1 million, respectively, in accordance with the Plan.  The amounts distributed to each member of the Fund were calculated based upon the percentage ownership interest of such member in the Fund.  See Note E – Members’ Equity.

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

Pursuant to our Operating Agreement and the Plan approved by a majority of our members on July 2, 2009, our manager will continue to manage our operations during the liquidation process.  Consequently, the orderly liquidation of our assets and our operating results are dependent upon our manager’s ability and performance in managing our liquidation.

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

Deferred Revenue Recognition

Deferred income supports the amount of sales proceeds withheld on a sale of our building during November 2006, with which we were required to establish an irrevocable stand by letter of credit in favor of the purchaser of the building.  See Note D – Related Party Transactions.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of December 31, 2015 we had no funds in excess of the federally insured limits.  As of December 31, 2014, we had approximately $0.2 million in excess of the federally insured limits.

NOTE D — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the years ended December 31, 2015 and 2014.

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), an unrelated party, which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  As of December 31, 2015, we have a receivable from Vestin Group and deferred gain of approximately $581,000.  In February 2015, Mr. Shustek and the Company entered into an Extension Agreement extending the due date of the obligation until August 31, 2016. Mr. Shustek paid to the Company an extension fee of $10,120, which is equal to one and one-half percent (1.50%) of the outstanding obligation. In addition, Mr. Shustek agreed to pay interest on the outstanding balance at the rate of one percent (1%) per month, retroactive to September 2014. As of December 31, 2015, Mr. Shustek has paid interest in the amount of $116,000 in connection with the Extension Agreement. Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units that he holds directly and indirectly to the Company to commence paying such obligation.  In May 2015 and December distributions payable directly and indirectly to Mr. Shustek in the amount of approximately $57,000 and $47,000, respectively, were applied to decrease the receivable discussed above.  In January 2014, June 2014 and September 2014, distributions payable directly and indirectly to Mr. Shustek in the amounts of approximately $42,000, $42,000 and $157,000, respectively, were applied to decrease the receivable discussed above.  See also “Transactions with Other Related Parties” below.

As of December 31, 2015 and 2014, our manager owned 54,863 of our units. During the years ended December 31, 2015 and 2014, we made liquidating distributions to our manager of approximately $20,000 and $46,000, respectively.  These distributions were returned to the Company as partial repayment of the letter of credit mentioned above.

As of December 31, 2015 and 2014, we had receivables from our manager totaling approximately $0.6 million and $0.7 million, respectively, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of December 31, 2015 and 2014, there were approximately $1,000 due from and $4,000 due to VRM II, respectively.

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

As of December 31, 2015 and 2014, inVestin Nevada Inc., a company wholly owned by our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.7% of our total membership units.  During the years ended December 31, 2015 and 2014, we made liquidating distributions to inVestin of approximately $12,000 and $19,000, respectively. These distributions were returned to the Company as partial repayment of the letter of credit mentioned above.

As of December 31, 2015 and 2014, Shustek Investments, Inc., a company wholly owned by our manager’s CEO, owned 200,000 of our membership units representing approximately 9.9% of our total membership units.  During the years ended December 31, 2015 and 2014, we made liquidating distributions to Mr. Shustek of approximately $72,000 and $109,000, respectively.  These distributions were returned to the Company as partial repayment of letter of credit mentioned above.

As of December 31, 2015 and 2014, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  During the years ended December 31, 2015 and 2014, we made liquidating distributions to Mr. Shustek’s spouse of approximately $1,000.

As of December 31, 2015, we sold 32,604 shares of our investment in MVP REIT, Inc. (“MVP REIT”), a non-traded REIT, to JNL Parking for $287,000.  The principals of JNL Parking are officers of an affiliate of MVP REIT.  There was no gain or loss recognized with this sale.  The transaction was entered into in order to increase our holdings of cash, and the proceeds from the sale were included in the distribution made to Fund Members in May 2015.

Accounting services

During the years ended December 31, 2015 and 2014, Accounting Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $11,000 and $10,000, respectively.

During the year ended December 31, 2015, Strategix Solutions, an entity owned by Ms. Gress, the Company’s Chief Financial Officer, received fees of approximately $22,000, for accounting services.  There were no fees earned during the year ended December 31, 2014.

NOTE E — MEMBERS’ EQUITY

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended December 31, 2015.  Based on this review, the value of members’ capital accounts was adjusted from $0.38 per unit to $0.28 per unit, as of as of January 1, 2016.

Liquidating Distributions

On December 18, 2015 and May 13, 2015, we made liquidation distributions to all Fund members in the aggregate amount of approximately $0.3 million and $0.4 million, respectively, in accordance with the Plan.  These distributions follow liquidation distributions we made on January 26, 2010, April 8, 2010, September 17, 2010, May 25, 2011, June 15, 2012, January 14, 2014, June 30, 2014, and September 15, 2014 in the aggregate amount of approximately $1.0 million, $0.9 million, $0.3 million, $0.3 million, $0.4 million, $0.3 million, $0.3 million and $1.1 million, respectively, in accordance with the Plan.  The amounts distributed to each member of the Fund were calculated based upon the percentage ownership interest of such member in the Fund.

Redemption Limitation

In accordance with the Plan, our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

NOTE F — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of December 31, 2015 and 2014, we owned 34,297 and 66,902 shares of common stock, respectively, of MVP REIT.  The shares were assigned to us by SERE Holdings, LLC in consideration of the cancellation of certain unsecured notes.  During the years ended December 31, 2015 and 2014 we received approximately $29,000 and $40,000, respectively, in distribution income from distribution.

As of December 31, 2015 we sold 32,604 shares of our investment in MVP REIT to JNL Parking for $287,000.  The principals of JNL Parking are officers of an affiliate of MVP REIT.  There was no gain or loss recognized with this sale.  The transaction was entered into in order to increase our holdings of cash, and the proceeds from the sale were included in the distribution made to Fund Members in May 2015.

NOTE G — RECENT ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements have been defined that would materially impact our financial statements.

NOTE H— LEGAL MATTERS INVOLVING THE MANAGER

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

NOTE J — SUBSEQUENT EVENTS

The following subsequent events have been evaluated through the date of this filing with the SEC.

On February 25, 2016, the Company, sold 27,718 shares of our investment in MVP REIT to JNL Parking for approximately $243,000.  The principals of JNL Parking are officers of an affiliate of MVP REIT.  There was no gain or loss recognized with this sale.  The transaction was entered into in order to increase our holdings of cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our manager, including our manager’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Report on Form 10-K, our manager carried out an evaluation, under the supervision and with the participation of our manager’s CEO and CFO, as of December 31, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our manager’s evaluation, our manager’s CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our manager’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making its assessment of internal control over financial reporting, management used the criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management, with the participation of the Chief Executive and Chief Financial Officers of the Manager, believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our manager’s CEO and CFO, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2015.

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

The following table sets forth the names, ages as of March 31, 2016 and positions of the individuals who serve as directors, executive officers and certain significant employees of Vestin Mortgage (our manager) or our affiliates:

Name	Age	Title
Michael V. Shustek	57	President, Chief Executive Officer and Chairman
Tracee Gress (1)	45	Chief Financial Officer
Michael J. Whiteaker	66	Vice President of Regulatory Affairs

(1) During April 2009, we entered into an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company, for the provision of accounting and financial reporting services.  Strategix Solutions also provides accounting and financial reporting services to VRM I and VRM II.  Our CFO and other members of our accounting staff are employees of Strategix Solutions.  Strategix Solutions is owned by our CFO, Ms. Gress.  As of December 31, 2015, Strategix Solutions dedicates to us a total of three full time employees.

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

In 1997, Mr. Shustek was involved in the initial founding of Nevada First Bank, with the largest initial capital base of any new state charter in Nevada’s history.  Mr. Shustek has co-authored two books, entitled “Trust Deed Investments,” on the topic of private mortgage lending, and “If I Can Do It, So Can You.”  Mr. Shustek is a guest lecturer at the University of Nevada, Las Vegas, where he also has taught a course in Real Estate Law and Ethics.  Mr. Shustek received a Bachelor of Science degree in Finance at the University of Nevada, Las Vegas.  See Note I Legal Matters Involving The Manager in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K for information regarding legal matters involving our manager and Mr. Shustek.

Tracee Gress was appointed as our Chief Financial Officer (CFO) on February 27, 2015. In addition, Ms. Gress was appointed as the Chief Financial Officer of VRM I, VRM II and the equivalent of our Chief Financial Officer of Fund III.  Ms. Gress is currently an employee of MVP  Realty Advisors as of March 1, 2016.  Prior to that date, her services were furnished to us pursuant to an accounting services agreement entered into by our manager and Strategix Solutions since January 2013.  Prior to January 2013, Ms. Gress was an accountant with L.L. Bradford & Company, LLC from August 2008 to January 2013.  Ms. Gress is a Certified Public Accountant and has audited various public and private companies.  Additionally, she has also acted as Chief Financial Officer for various private companies.  She received a Bachelor of Business Administration degree in Accounting from the University of Nevada, Las Vegas.

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

Code of Ethics

As we do not have any executive officers, we have not adopted a Code of Ethics.  However, our manager has adopted a Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

We do not compensate any executive officers.  We are required to pay our manager a management (acquisition and advisory) fee and certain other fees in accordance with the terms of our Operating Agreement.  For the years ended December 31, 2015 and 2014, no such fees were paid.  In addition, we may pay our manager or its affiliates for services rendered in selling properties acquired through foreclosure.  We also pay a fee to Strategix Solutions which is based upon the wages of the employees providing the services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information as of March 30, 2016, with respect to beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of number of membership units by the only persons or entities known to us to be a beneficial owner of more than 5% of the outstanding membership units.  Unless otherwise noted, the percentage ownership is calculated based on 2,024,424 membership units as of March 30, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Michael V. Shustek 8880 West Sunset Rd, Ste 200 Las Vegas, NV 89148	Sole voting and investment power of 289,719 units & shared voting and investment power of 2,963 units held by his spouse	14.5%

The following table sets forth the total number and percentage of our membership units beneficially owned as of March 30, 2016 by:

•	our manager’s chief executive officer and other executive officers; and

•	all of our manager’s executive officers as a group.

Unless otherwise noted, the percentage ownership is calculated based on 2,024,424 units of our total outstanding membership units as of March 31, 2016.

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

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the Purchaser, which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2015, Mr. Shustek and the Company entered into an Extension Agreement extending the due date of the obligation until August 31, 2016. Mr. Shustek paid to the Company an extension fee of $10,120 which is equal to one and one-half percent (1.50%) of the outstanding obligation. In addition, Mr. Shustek agreed to pay interest on the outstanding balance at the rate of one percent (1%) per month, retroactive to October, 2014. As of March, 2016, Mr. Shustek has paid interest in the amount of $116,000 in connection with the Extension Agreement. Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units that he holds directly and indirectly to the Company to commence paying such obligation.  In May 2015 and December 18, 2015, distributions payable directly and indirectly to Mr. Shustek in the amount of approximately $57,000 and $47,000, respectively, were applied to decrease the receivable discussed above.  In January 2014, June, 2014 and September 2014, we made distributions of approximately $42,000, $42,000 and $157,000, directly and indirectly to Mr. Shustek, with which we have decreased the receivable discussed above.

Please refer to Note D – Related Party Transactions in Part II, Item 8 Financial Statements of this Annual Report on Form 10-K, for information regarding our related party transactions, which are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2015 and 2014, RBSM LLP (“RBSM”) provided services to us as follows:

	December 31, 2015	December 31, 2014
Audit Fees	$11,000	$--
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

RBSM did not perform any non-audit services for us in the years ended December 31, 2015 and 2014.

During the years ended December 31, 2015 and 2014, RBSM billed the Company for $11,000 and $0, respectively.

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for  assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

Other fees. The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

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

SIGNATURE
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

Date:  March 30, 2016

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
101**
The following material from the Company's annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2015 and 2014, (ii) Statements of Operations for the years ended December 31, 2015 and 2014 (iii) Statement of Equity for the years ended December 31, 2015 and 2014 (iv) Statements of Cash Flows for the years ended December 31, 2015 and 2014 and (v) Notes to the Financial Statements

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