Form 10-Q
period 2016-05-13
VESTIN FUND III LLC
filed 2016-05-16
CIK 1230634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes  [   ]    No   [X]

As of May 16, 2016, 2,024,424 membership units in the Company were outstanding.

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	1

	Condensed Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015	1

	Unaudited Condensed Statements of Operations for the Three Months ended March 31, 2016 and 2015	2

	Unaudited Condensed Statements of Cash Flows for the Three Months ended March 31, 2016 and 2015	3

	Notes to Condensed Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	14

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6.	Exhibits

	SIGNATURES	16

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32

VESTIN FUND III, LLC

CONDENSED BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015
ASSETS
Assets
Cash and cash equivalents	$438,000	$198,000
Notes receivable, net of allowance of $287,000 at March 31, 2016 and $291,000 at December 31, 2015.	--	--
Marketable securities – related party	57,000	301,000
Due from related parties	583,000	582,000

Total assets	$1,078,000	$1,081,000

LIABILITIES AND MEMBERS' EQUITY

Liabilities
Accounts payable and accrued liabilities	$7,000	$10,000
Deferred gain	581,000	581,000
Total liabilities	588,000	591,000

Commitments and contingencies	--	--

Members' equity
Members' units - authorized 10,000,000 units, 2,024,424 units issued and outstanding at March 31, 2016 and December 31, 2015.	490,000	490,000

Total members' equity	490,000	490,000
Total liabilities and members' equity	$1,078,000	$1,081,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VESTIN FUND III, LLC

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For The Three Months Ended March 31,
	2016	2015
Revenues
Gain related to pay off of notes receivable, including recovery of allowance for notes receivable	$4,000	$4,000
Total revenues	4,000	4,000

Operating expenses
Professional fees	18,000	20,000
Consulting	5,000	--
Other	2,000	9,000
Total operating expenses	25,000	29,000

Loss from operations	(21,000)	(25,000)

Non-operating income
Other income	17,000	58,000
Dividend income – related party	5,000	10,000
Total non-operating income, net	22,000	68,000
Income from continuing operations	1,000	43,000
Discontinued Operations
Expenses related to real estate held for sale	(1,000)	(2,000)
Total loss from discontinued operations	(1,000)	(2,000)

NET INCOME	$--	$41,000

Net income allocated to members	$--	$41,000

Income (loss) per weighted average membership unit – basic and diluted Continuing operations	$0.00	$0.02
Discontinued operations	$(0.00)	$(0.00)
Total income per weighted average membership unit – basic and diluted	$0.00	$0.02
Dividend declared per membership unit	$--	$--
Weighted average membership units	2,024,424	2,024,424

The accompanying notes are an integral part of these unaudited condensed financial statements.

VESTIN FUND III, LLC

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$--	$41,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain from recovery of allowance for doubtful notes receivable	(4,000)	(4,000)
Distribution income – related party	(5,000)	(10,000)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,000)	(2,000)
Due to/from related parties	(1,000)	4,000
Net cash provided by (used in) operating activities	$(13,000)	$29,000

Cash flows from investing activities:
Proceeds related to distribution income	5,000	10,000
Proceeds from notes receivable	4,000	--
Proceeds from sale of marketable securities	244,000	200,000
Net cash provided by investing activities	$253,000	$210,000

NET CHANGE IN CASH	240,000	239,000
Cash, beginning of period	198,000	485,000
Cash, end of period	$438,000	$724,000
Non-cash investing and financing activities:
Adjustment to note receivable and related allowance	$--	$4,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VESTIN FUND III, LLC
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
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

At a special meeting of our members held on July 2, 2009, a majority of the members voted to approve the dissolution and winding up of the Fund, in accordance with the Plan of Complete Liquidation and Dissolution (the “Plan”) as set forth in Annex A of the Fund’s proxy statement filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2009.  The Plan became effective upon its approval by the members on July 2, 2009.  As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  We had anticipated that the liquidation would be substantially completed by the second half of 2014.  However, the orderly sale of each of our remaining assets will take longer to complete than we had anticipated.  We will not complete the liquidation before the end of 2016.  The exact timing for completion of the liquidation will be impacted by the payment of Vestin Group, Inc. indemnity obligation and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able to complete the liquidation within a particular date or by the anticipated time frame.

Because the liquidation of the Fund was not imminent, as of March 31, 2016, the financial statements are presented assuming the Fund will continue as a going concern.  Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contingent liabilities.  Our members no longer have the right to have their units redeemed by us and we no longer honor any outstanding redemption requests effective as of July 2, 2009.

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

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited condensed financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States of America (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The condensed balance sheet as of December 31, 2015 contained herein has been derived from the audited financial statements as of December 31, 2014, but do not include all disclosures required by GAAP.

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

We maintain cash deposit accounts and certificates of deposit, which, at times, may exceed federally insured limits.  To date, we have not experienced any losses.  As of March 31, 2016 we had $0.2 million funds in excess of the federally insured limits.  As of December 31, 2015 we had no funds in excess of federally insured limits.

NOTE D — RELATED PARTY TRANSACTIONS

Transactions with the Manager

Our manager is entitled to receive from us a management (acquisition and advisory) fee up to 2.5% of the gross offering proceeds and up to 3% of our rental income.  No management fees were recorded during the three months ended March 31, 2016.

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), an unrelated party, which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  As of March 31, 2016, we have a receivable from Vestin Group and deferred gain of approximately $581,000.  In February 2015, Mr. Shustek and the Company entered into an Extension Agreement extending the due date of the obligation until August 31, 2016. Mr. Shustek paid to the Company an extension fee of $10,120, which is equal to one and one-half percent (1.50%) of the outstanding obligation. In addition, Mr. Shustek agreed to pay interest on the outstanding balance at the rate of one percent (1%) per month, retroactive to September 2014. As of March 31, 2016, Mr. Shustek has paid interest in the amount of $133,000 in connection with the Extension Agreement. Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units that he holds directly and indirectly to the Company to commence paying such obligation.  In May and December 2015 distributions payable directly and indirectly to Mr. Shustek in the amount of approximately $57,000 and $47,000, respectively, were applied to decrease the receivable discussed above.  In January 2014, June 2014 and September 2014, distributions payable directly and indirectly to Mr. Shustek in the amounts of approximately $42,000, $42,000 and $157,000, respectively, were applied to decrease the receivable discussed above.  See also “Transactions with Other Related Parties” below.

As of March 31, 2016 and December 31, 2015, our manager owned 54,863 of our units. During the three months ended March 31, 2015 we made no distributions.

As of March 31, 2016 and December 31, 2015, we had receivables from our manager totaling approximately $0.6 million and $0.6 million, respectively, primarily related to the withdrawal of the letter of credit referred to above.

Transactions with Other Related Parties

As of March 31, 2016 and December 31, 2015, there were approximately $2,000 and $1,000 due from VRM II, respectively.

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

As of March 31, 2016 and December 31, 2015, inVestin Nevada Inc., a company wholly owned by Mr. Shustek, our manager’s CEO, (“inVestin”), owned 34,856 of our membership units representing approximately 1.7% of our total membership units.  During the three months ended March 31, 2016, we made no distributions.

As of March 31, 2016 and December 31, 2015, Shustek Investments, Inc., a company wholly owned by Mr. Shustek, our manager’s CEO, owned 200,000 of our membership units representing approximately 9.9% of our total membership units.  During the three months ended March 31, 2015, we made no distributions.

As of March 31, 2016 and December 31, 2015, Mr. Shustek’s spouse owned 2,963 of our membership units, representing less than 1.0% of our total membership units.  During the three months ended March 31, 2016, we made no distributions.

On February 25, 2016, the Company, sold 27,718 shares of our investment in MVP REIT, Inc. (“MVP REIT”) to JNL Parking for approximately $244,000.  The principals of JNL Parking are officers of an affiliate of MVP REIT.  There was no gain or loss recognized with this sale.  The transaction was entered into in order to increase our holdings of cash to facilitate our dissolution.

Accounting services

Through February 29, 2016, the Company had an accounting services agreement with Strategix Solutions, LLC (“Strategix Solutions”), a Nevada limited liability company from which our CFO and other members of our accounting staff were employed.  As of March 1, 2016, Ms. Gress and certain members of our accounting staff are no longer employed by Strategix Solutions and are now employed by MVP Realty Advisors.  Ms. Gress and the accounting staff also provide accounting and financial reporting services to MVP REIT, MVP REIT II, VRM I, and VRM II.  During the three months ended March 31, 2016 and 2015, Strategix Solutions received fees of approximately $6,000 and $4,000 respectively.

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

Value of Members’ Capital Accounts

In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2016.  Based on this review, no adjustment to the value of members’ capital accounts was necessary as of as of April 1, 2016.

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

NOTE F — INVESTMENT IN MARKETABLE SECURITIES – RELATED PARTY

As of March 31, 2016 and December 31, 2015, we owned 6,679 and 34,297 shares of common stock, respectively, of MVP REIT.  The shares were assigned to us by SERE Holdings, LLC in consideration of the cancellation of certain unsecured notes.  During the three months ended March 31, 2015 we received approximately $10,000 in distribution income from distribution.  There were no distributions for the three months ended March 31, 2016.

On February 25, 2016, the Company, sold 27,718 shares of our investment in MVP REIT to JNL Parking for approximately $243,000.  The principals of JNL Parking are officers of an affiliate of MVP REIT.  There was no gain or loss recognized with this sale.  The transaction was entered into in order to increase our holdings of cash to facilitate our dissolution.

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

The Company, along with VRM I and VRM II filed a lawsuit against a law firm in connection with that law firms representation of the Company, VRM I and VRM II and other related companies in association with a loan, a loan default and bankruptcy matter.  The lawsuit alleged malpractice, negligence and other claims.  On May 4, 2016, the parties agreed to a settlement of the action whereby the company will receive approximately $1.3 million of which our portion is $22,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2016 and 2015.  This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in this report on Form 10-Q and our report filed on Form 10-K, Part II, Item 7 for the year ended December 31, 2015.

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

As a result, we have commenced an orderly liquidation and we no longer invest in new real estate loans.  As of March 31, 2016, our remaining non-cash assets consist of (i) a receivable in the amount of $581,000 relating to Vestin Group’s indemnity obligations as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Related Party Transactions” and (ii) shares of MVP REIT, Inc. common stock.  We had anticipated that the liquidation would be substantially completed by the second half of 2014.  However, the orderly sale of each of our remaining assets will take longer to complete than we had anticipated.  We will not complete the liquidation before the end of 2016.   The exact timing for completion of the liquidation will be impacted by the payment of Vestin Group’s indemnity obligation and other matters beyond our control.  In addition, other events and conditions may arise that may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able to complete the liquidation within a particular date or by the anticipated time frame.

Because the liquidation of the Fund was not imminent, as of March 31, 2016, the financial statements are presented assuming the Fund will continue as a going concern.

Pursuant to the Plan, we will make liquidating distributions to members as funds become available, subject to a reasonable reserve established to provide for payment of the Company’s ongoing expenses and contract liabilities.  Our manager has established a reserve to cover our ongoing expenses and future obligations.  As of March 31, 2016, our cash was approximately $0.4 million.

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

SUMMARY OF FINANCIAL RESULTS

Comparison of Operating Results for the three months ended March 31, 2016, to the three months ended March 31, 2015.

Total Revenue:	2016	2015	$ Change	% Change
Recovery of allowance for doubtful notes receivable	$4,000	$4,000	$--	--
Total	$4,000	$4,000	$--	--

Total Operating Expenses:	2016	2015	$ Change	% Change
Professional fees	$18,000	$20,000	$2,000	10%
Consulting	5,000	--	5,000	100%
Other	2,000	9,000	(7,000)	(78%)
Total	$25,000	$29,000	$(4,000)	(14%)

Total Non-operating income:	2016	2015	$ Change	% Change
Other income	$17,000	$58,000	$(41,000)	(71%)
Dividend income – related party	5,000	10,000	(5,000)	(50%)
Total	$22,000	$68,000	$(46,000)	(68%)

During the three months ended March 31, 2015 and 2016, we received approximately $17,000 and $58,000, respectively, in interest and fees from Michael Shustek based on the extension agreement related to the letter of credit.  During the three months ended March 31, 2016 and 2015, we received dividend income of approximately $5,000 and $10,000, respectively, on our shares in MVP REIT.  The decrease is due to the sale of some shares to JNL Parking during 2016.  The principals of JNL Parking are officers of an affiliate of MVP REIT.  There was no gain or loss recognized with this sale.  The transaction was entered into in order to increase our holdings of cash to facilitate our dissolution.

Total Discontinued Operations	2016	2015	$ Change	% Change
Expenses related to real estate held for sale	$(1,000)	$(2,000)	$1,000	50%
Total	$(1,000)	$(2,000)	$1,000	50%

Stated Unit Value Adjustment.  In accordance with Section 7.8 of our Operating Agreement, our manager reviewed the value of our assets during the three months ended March 31, 2016.  Based on this review, no adjustment was necessary to the value of members’ capital accounts as of April 1, 2016.  The periodic review of the estimated net unit value includes an analysis of unrealized gains that our manager reasonably believes exist at the time of the review, but that cannot be added to net asset value under GAAP.

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

During the three months ended March 31, 2016, net cash flows used in operating activities totaled approximately $13,000.  Cash flows provided by investing activities for the three months ended March 31, 2016 totaled approximately $0.3 million and include proceeds from the partial sale of shares in MVP REIT.

At March 31, 2016, we had approximately $0.4 million in unrestricted cash and approximately $1.1 million in total assets.  We believe we have sufficient working capital to meet our operating needs during the next 12 months.

Investments in Real Estate Loans Secured by Real Estate Portfolio

As of March 31, 2016 and December 31, 2015, we had no investments in real estate loans.  In accordance with the Plan, we will no longer invest in new loans.

RELATED PARTY TRANSACTIONS

In 2006, in connection with the sale of an office building located in Las Vegas, Nevada, we arranged for a $985,000 letter of credit in favor of the purchaser of the building (the “Purchaser”), an unrelated party, which could be drawn upon by the Purchaser should Vestin Group default on its lease obligations and was supported by our restricted cash.  Vestin Group did not pay certain amounts allegedly due under its lease.  In 2009, $285,000 of the letter of credit was drawn by the Purchaser.  In November 2010, the Purchaser drew the final $700,000 from the letter of credit.  In February 2015, Mr. Shustek and the Company entered into an Extension Agreement extending the due date of the obligation until August 31, 2016. Mr. Shustek paid to the Company an extension fee of $10,120, which is equal to one and one-half percent (1.50%) of the outstanding obligation. In addition, Mr. Shustek agreed to pay interest on the outstanding balance at the rate of one percent (1%) per month, retroactive to September 2014. As of March 2016, Mr. Shustek has paid interest in the amount of $133,000 in connection with the Extension Agreement. Mr. Shustek has assigned all future liquidating distributions for the 292,681 of our units that he holds directly and indirectly to the Company to commence paying such obligation.  In May and December 2015, distributions payable directly and indirectly to Mr. Shustek in the amount of approximately $47,000 and $57,000, respectively, were applied to decrease the receivable discussed above.  In January 2014, June 2014 and September 2014, distributions payable directly and indirectly to Mr. Shustek in the amounts of approximately $42,000, $42,000 and $157,000, respectively, were applied to decrease the receivable discussed above.  As of March 31, 2016, the receivable’s remaining balance was approximately $0.6 million.

For additional information regarding this and other related party transactions, please see Note D – Related Party Transactions of the Notes to the Financial Statements included in Part I, Item I Financial Statements of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we do not have any interests in off-balance sheet special purpose entities nor do we have any interests in non-exchange traded commodity contracts.

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

(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2016, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to Note H - Legal Matters Involving The Manager and Note I - Legal Matters Involving The Company in Part I, Item 1 Financial Statements of this Quarterly Report on Form 10-Q for information regarding legal proceedings, which discussion is incorporated herein by reference.

ITEM 2.                                    UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Market Information

There is no established public trading market for the trading of units.

Holders

As of May 16, 2016, approximately 512 unit holders held 2,024,424 units in the Company.

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

In addition, real estate market conditions and other matters beyond our control, and other events and conditions that may arise, may impact our ability and timing to complete the liquidation.  Thus, no assurances can be given that we will be able complete the liquidation within a particular date or by the anticipated time frame.  Because the liquidation of the Fund was not imminent, as of March 31, 2016, the financial statements are presented assuming the Fund will continue as a going concern.

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

Date:  May 16, 2016

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
101**
The following material from the Company's quarterly report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i)  Balance Sheets as of March 31, 2016 and December 31, 2015 (unaudited), (ii)  Statements of Operations for the three months ended March 31, 2016 and 2015 (unaudited) (iii)  Statement of Equity for the three months ended March 31, 2016 (unaudited) (iv)  Statements of Cash Flows for the three months ended March 31,2016 and 2015 (unaudited) and (v) Notes to the  Financial Statements (unaudited)

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